Form 10-K
period 2024-12-31
Bit Digital, Inc
filed 2025-03-14
CIK 1710350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from __________ to __________

Commission file number: 001-38421

BIT DIGITAL, INC.
(Exact name of registrant as specified in its charter)

Cayman Islands	27-0611758
(State or other jurisdiction of Company or organization)	(I.R.S. Employer Identification No.)

31 Hudson Yards, Floor 11, New York, NY	10001
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (212) 463-5121

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Ordinary Shares, par value $0.01	BTBT	The Nasdaq Capital Market

Securities registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by its registered public accounting firm that provided or issued its audit report. ☒ YES ☐ NO

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting 134,921,053 ordinary shares held by non-affiliates computed by reference to $3.18, the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $429,048,949 as of June 28, 2024.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 182,435,019 as of March 7, 2025.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

i

FORWARD-LOOKING STATEMENTS

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.

We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. In particular, information included under “Risk Factors,” “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Report contain forward-looking statements. Where, in any forward-looking statement, an expectation or belief as to future results or events is expressed, such expectation or belief is based on the current plans and expectations of Bit Digital’s management and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. Whether any such forward-looking statements are in fact achieved will depend on future events, some of which are beyond Bit Digital’s control. Except as may be required by law, Bit Digital undertakes no obligation to modify or revise any forward-looking statements to reflect new information, events or circumstances occurring after the date of this Report. Comparisons of results for current and any prior periods are not intended to express any future trends, or indications of future performance, unless expressed as such, and should only be viewed as historical data.

Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

ii

PART I

Item 1 Business

Overview

Bit Digital, Inc. or the “Company”, is a global platform for high performance computing (“HPC”) infrastructure and digital asset production, with headquarters in New York City. The Company’s HPC business operates under the WhiteFiber Inc. (“WhiteFiber”) brand. Our operations are located in the US, Canada, and Iceland.

HPC Business

We are a leading provider of high-performance computing (“HPC”) data centers and cloud-based HPC graphics processing units (“GPU”) services, which we term cloud services, for customers such as artificial intelligence (“AI”) and machine learning (“ML”) developers. Our HPC Tier-3 data centers provide hosting and colocation services and are developed and operated by our wholly-owned subsidiary, Enovum. Our cloud services are provided by our WhiteFiber AI, Inc subsidiary. Collectively, we refer to these offerings as our HPC Business.

On October 11, 2024, we significantly expanded our HPC data center operations and capabilities by acquiring Enovum Data Centers (“Enovum”), a Tier-3 HPC data center platform based in Montreal, Canada. Through Enovum, we lease and operate a 4MW AI data center located in Montreal, Canada (“MTL 1”). MTL 1 is a fully operational Tier-3 data center that is designed for HPC workloads. MTL 1’s full capacity is occupied by customers under lease agreements with an average duration of approximately 30 months. On December 27, 2024, we announced that we had acquired the real estate and building for a build-to-suit 5MW Tier-3 data center expansion project in Montreal (“MTL 2”). The MTL 2 data center is expected to be completed and operational by June 2025.

Our HPC data center team is adept at bringing new sites online on an accelerated timeline. We are aggressively pursuing our development pipeline and expect to add 8MW of capacity, inclusive of the MTL 2 site, for total capacity of 12MW, by the end of the second quarter of 2025. By the end of 2025, we are targeting aggregate HPC data center capacity of 32MW. And we intend to achieve 80MW+ of total HPC data center capacity by the end of 2026. We adhere to a disciplined process of only purchasing and developing data centers with customer lease commitments in-hand, and we are currently in negotiation with a prospective customer to adapt a site to the customer’s specific requirements.

In addition to providing highly desirable HPC data center hosting capacity to our customers, our business model integrates HPC data center infrastructure and cloud service to provide scalable, high-performance computing solutions for enterprises, research institutions, and AI-driven businesses. Our integrated approach aligns specialized data center operations with GPU-focused cloud services, addressing the unique requirements of AI and HPC workloads. These workloads demand greater power density, advanced cooling solutions, and robust bandwidth to handle large-scale data transfers. By operating our data centers, we believe we can better meet these needs and reduce the complexity associated with procuring power and connectivity from external vendors. We can also design our facilities to accommodate the higher heat loads generated by modern GPUs, potentially shortening deployment timelines for customers who require rapid expansion of their compute infrastructure. From a financial standpoint, our vertically integrated solution allows us to capture additional margin for both of our HPC data center and cloud services businesses, avoiding expenses that would otherwise be due to third-party providers.

Our cloud services business provides cutting-edge, bespoke services involving a sophisticated array of computers and chips, including NVIDIA GPUs, servers, network equipment, and data storage solutions. We believe we provide our cloud services customers with the highest levels of performance and reliability while offering flexibility to scale with customer needs. Our cloud services solutions include a proprietary software layer that enables our customers to rapidly and reliably deploy AI applications with superior performance. We are offering our cloud services initially at a data center maintained by a third-party colocation provider in Iceland (the “Iceland Data Center”) but have plans to seamlessly integrate our cloud services at data centers across key regions in Europe and North America. In the fourth quarter of 2023, we secured our first cloud customer through a three-year service agreement to provide services using our advanced AI equipment. We believe that both of our businesses are posted to benefit from increased market demand. This is illustrated by our demonstrated ability to pre-sign end users prior to committing capital for expansions, both for new data center sites and for GPU server procurement.

For the 12 months ended December 31, 2024, our cloud service business recognized revenue of $45.7 million,

We believe our HPC business is positioned for significant growth, driven by the increasing demand for advanced computing and AI services. This planned expansion will involve developing additional HPC data centers at an accelerating pace and procuring GPUs and other AI equipment. To support this growth, we are in the process of building an expanded team of leaders and dedicated employees. In addition to the Senior Management Team of Enovum, we have already hired a Head of Revenue Officer and Go-to-Market (“GTM”), Senior Account Executive, two engineers, Chief Technology Officer (“CTO”) and Head of Marketing, with plans to further expand our workforce to include experts in technology, operations, and customer support. This dedicated team will be crucial in executing the Company’s strategic plans and maintaining high service levels as the business scales. See “Management – Senior Management”.

HPC Data Centers

We design, develop, and operate HPC data centers, through which we offer our hosting and colocation services. Our data centers meet the requirements of the Tier-3 standard, including power redundancy, concurrent maintainability, multiple power feeds, uninterruptible power supply, highly reliable cooling systems, and strict monitoring and management systems. We acquired Enovum on October 11, 2024. The transaction included the lease to MTL 1, a fully operational and fully leased to customers 4MW Tier-3 datacenter headquartered in Montreal, Canada. MTL 1 is currently hosting over 5,000 GPUs, including NVIDIA H200s and H100s, on behalf of 14 customers across a variety of end markets.

On December 27, 2024, we acquired the real estate and building for a build-to-suit 5MW Tier-3 data center expansion project near Montreal, Canada. MTL 2, a 160,000 square feet site that was previously used as an encapsulation manufacturing facility, is located in Pointe-Claire, QC. We initially funded the purchase with cash on hand and are in the process of securing mortgage financing for both the site acquisition and subsequent infrastructure capex. We expect to invest approximately $19.3 million to develop the site to Tier-3 standards with an initial gross load of 5MW. The site is expected to be completed and operational by June 2025. We plan to retrofit the site with advanced cooling technology, including direct-to-chip liquid cooling, which enhances energy efficiency and supports AI and other high-performance workloads with 150kW rack density. We are collaborating with third parties to implement a heat reject loop to further enhance the sustainability profile of the data center. The facility will be powered by 100% renewable hydroelectricity provided by Hydro-Quebec. Subject to the approval of Hydro-Quebec, additional capacity may be available at this site. This dynamic illustrates our strategy of underwriting site acquisition in Quebec based on in-place power but benefitting from significant incremental HPC data center capacity expansion with increased power. We anticipate dedicating a portion of MTL 2’s capacity to house GPUs for our cloud services business. Enovum enjoys significant embedded demand from existing customers, and is in receipt of requests in excess of our short term MW availability..

We use a well-defined set of criteria to select our data center sites. We actively target sub-20MW sites with proximity to metro areas and partial infrastructure in place, where we are retrofitting rather than developing greenfield projects. A retrofit entails sourcing and acquiring an existing industrial building with underutilized, in-place power connectivity. Our average build time for retrofits is six months, which we believe is approximately one-third to one-half of the industry average development timeline for greenfield projects. We are also developing a proprietary software capability that will link clusters across multiple sites, leveraging existing dark fiber networks connecting smaller data centers within a radius of approximately 700 kilometers. By productizing cross-data center operation, we intend to create a single supercluster, enabling us to sidestep potential fragmentation problems and dynamically “borrow” compute or storage resources from any site. We also prioritize sites offering opportunities to increase site power over time, enabling our HPC data centers to grow with customer demand. In addition, we selectively target certain larger opportunities with 50MW of power or more, subject to customer demand, to drive AI-driven compute super-clusters. Finally, we target sites powered by sustainable, green energy sources.

We believe that our HPC data center development and operating model provides highly attractive economics for our investors. We estimate that our capex requirement to develop a cutting edge, Tier-3 data center is between $7 - $9 million per MW. Consistent with common industry practice, approximately 70-75% of this capex budget will be financed with facility-level debt, with the remaining capex requirement equity financed. Based on ongoing discussions with prospective customers, we anticipate that the average contract term for our AI and ML-focused enterprise and GPU compute customers will be 4-12 years, yielding annual revenue per gross MW of approximately $1.7 to $2.5 million assuming a power usage effectiveness (“PUE”) of 1.20 to 1.40. The anticipated economics of the HPC data centers are dependent on location and the inclusion of energy expense pass-through agreements. We anticipate that our HPC data center profit margin will be approximately 75-85%. The customer contracts are typically subject to annual price escalators that are approximately in line with inflation.

Cloud Services

We provide specialized cloud services to support generative AI workstreams, especially training and inference, emphasizing cost-effective utility and tailor-made solutions for each client. We are an authorized Network Control Processor (“NCP”) with NVIDIA, an authorized partner with SuperMicro Computer Inc.®, an authorized Communications Service Provider (“CSP”) with Dell, and an official partnership with Hewlett Packard Enterprise. We are proud to be among the first service providers to offer H200, B200, and GB200 servers. We provide a high-standard service level with an Uptime Percentage* ≥ 99.5%.

The economics of our cloud services business drive attractive returns. The all-in capex required to purchase a GPU is approximately $30,000 for an NVIDIA H200 to $50,000 for an NVIDIA Blackwell chip, inclusive of networking, setup, shipping, and other expenses. We anticipate capex will be financed by a combination of debt and equity. We expect contract duration with our cloud services customers, comprised of established enterprises and well-funded AI startups, to be approximately 36 months, with an initial cost per card hour of $2.15 to $3.40 translating to estimated annual revenue of between $18,000 and $30,000, assuming a 100% utilization rate. We anticipate a profit margin of approximately 85% driven by high utilization rates, stable energy costs, and economies of scale in procurement and infrastructure management.

We are actively engaged in research and development efforts to enhance our cloud services capabilities for our customers. For example, we are developing integrated software to automate layering of stacks and self-service portals on top of the cross-data center fabric, allowing our customers to access GPU or CPU nodes on demand—no matter where they physically reside. This provides significant flexibility as scaling is required to accelerate development of AI applications. In addition, we are working on advanced interconnect technologies like InfiniBand (IB) or RDMA over Converged Ethernet (“RoCE”). When combined with cross-data center links, these ensure that training jobs can be distributed without bottlenecks or high latency. By emphasizing scale, performance, and reliability, we believe that we will be positioned to maximize customer retention while pricing our services at a premium to those offered by our competitors.

We leverage a global network of data center resources by partnering with eight third-party data center providers to achieve high autonomy in locations across Europe, Canada, and the U.S. Our initial HPC data center partnership through which we lease capacity is at BlöndUos Campus, Iceland, offering a world-class operations team with certified technicians and reliable engineers. The facility has 50kW rack density and 6MW total capacity. Its energy source is 100% renewable energy, mainly from Blanda Hydro PowerStation, the winner of IHA Blue Planet Awards in 2017. On October 23, 2023, Bit Digital announced that we had commenced AI operations by signing a binding term sheet with a customer (the “Initial Customer”) to support their GPU workloads. Under the agreement, as amended, we will supply this customer with a total of 4,096 GPUs for the respective three-year periods, amounting to total revenue of approximately $275 million, or $92 million on an annualized basis.

On December 12, 2023, the Company finalized a Master Services and Lease Agreement (“MSA”), as amended, with our Initial Customer for the provision of cloud services from a total of 2,048 GPUs over a three-year period. To finance this operation, the Company entered into a sale-leaseback agreement with a third party, selling 96 AI servers (equivalent to 768 GPUs) and leasing them back for three years. The total contract value with the Initial Customer for the aggregated 2,048 GPUs was estimated to be worth more than $50 million of annualized revenue. On January 22, 2024, approximately 192 servers (equivalent to 1,536 GPUs) were deployed at a specialized data center and began generating revenue, and subsequently on February 2, 2024, approximately an additional 64 servers (equivalent to 512 GPUs) also started to generate revenue.

In the second quarter of 2024, the Company finalized an agreement to supply its first customer with an additional 2,048 GPUs over a three-year period. To finance this operation, the Company entered into a sale-leaseback agreement with a third party, agreeing to sell 128 AI servers (equivalent to 1,024 GPUs) and leasing them back for three years. In late July, at the customer’s request, the Company and the customer agreed to temporarily delay the purchase order so the customer could evaluate an upgrade to newer generation Nvidia GPUs. Consequently, the Company and manufacturer postponed the purchase order. In early August, the customer made a non-refundable prepayment of $30.0 million for the services to be rendered under this agreement.

In January 2025, the Company entered into a new agreement to supply its Initial Customer with an additional 464 GPUs for a period of eighteen months. This new agreement replaces the prior agreement whereby the Company was to provide the customer with an incremental 2,048 H100 GPUs. The contract represents approximately $15 million of annualized revenue and features a two-month prepayment from the customer.

On October 9, 2024, the Company executed a Master Services and Lease Agreement (“MSA”) with Boosteroid Inc. (“Boosteroid”), a global cloud gaming provider, following a binding term sheet with Boosteroid on August 19, 2024. We finalized an initial order of 300 GPUs, projected to generate approximately $4.6 million in revenue over the five-year term. The GPUs will be deployed by Boosteroid at respective data centers across the U.S. and we began earning revenue in November 2024. We finalized an additional order of 189 GPUs, projected to generate approximately $3.2 million in revenue over the five-year term. The GPUs will be deployed by Boosteroid at respective data centers across the Europe and we began earning revenue in December 2024. The MSA provides Boosteroid with the option to expand in increments of 100 servers, up to 50,000 servers, representing a potential $700 million revenue opportunity over the five-year term, subject to deployment plans and market conditions.

On November 6, 2024, the Company entered into a Master Services Agreement (“MSA”) with a minimum purchase commitment of 16 GPUs, along with an associated purchase order, from a new customer. The purchase order provides for services utilizing a total of 16 H200 GPUs over a minimum of six (6) month period, representing total revenue of approximately $320,000 for the term. The deployment commenced and revenue generation began on November 7, 2024, using the Company’s existing inventory of H200 GPUs.

On November 14, 2024, the Company entered into a Terms of Supply and Service Level Agreement (together, the “Agreement”) and an Order Form with a new customer. The order form provides for services utilizing a total of 64 H200 GPUs on a month-to-month basis, which either party may terminate upon at least 14 days’ written notice prior to any renewal date. It represents annual revenue of approximately $1.2 million. The deployment commenced and revenue generation began on November 15, 2024, using the Company’s existing inventory of H200 GPUs.

On December 30, 2024, we entered into a Master Services Agreement (“MSA”) with a minimum purchase commitment of 32 GPUs, along with an associated purchase order, from a new customer, an AI Compute Fund managed by DNA Holdings Venture Inc. The purchase order provides for services utilizing a total of 576 H200 GPUs over a twenty-five month period, terminable by either party upon at least 90 days’ written notice prior to any renewal date. It represents an aggregate revenue opportunity of approximately $20.2 million. Concurrently, we placed a purchase order for 130 H200 servers for approximately $30 million. The deployment commenced in February 2025.

On January 6, 2025, the Company entered into a Master Services Agreement (“MSA”) with a minimum purchase commitment of 32 GPUs, along with an associated purchase order, from a new customer. The purchase order provides for services utilizing a total of 32 H200 GPUs over a minimum of six (6) month period, representing total revenue of approximately $300,000 for the term. The deployment commenced and revenue generation began on January 8, 2025, using the Company’s existing inventory of H200 GPUs.

In January 2025, the Company entered into a Master Services Agreement (“MSA”) , along with two associated purchase orders, from a new customer. The purchase orders provide for services utilizing a total of 24 H200 GPUs over a minimum twelve (12) month period, representing total revenue of approximately $450,000 for the term. The deployment commenced and revenue generation began on January 27, 2025, using the Company’s existing inventory of H200 GPUs.

On January 30, 2025, the Company entered into a Master Services Agreement (“MSA”) with a minimum purchase commitment of 40 GPUs, along with an associated purchase order, from a new customer. The purchase orders provide for services utilizing a total of 40 H200 GPUs over a minimum of twelve (12) month period, representing total revenue of approximately $750,000 for the term. The deployment commenced and revenue generation began on January 24, 2025, using the Company’s existing inventory of H200 GPUs.

Industry Overview

We compete in the large and rapidly growing data center and cloud services markets. The data center market refers to the industry dedicated to designing, building, and managing data centers, essential for storing, processing, and managing vast amounts of digital information, including for AI and ML applications. These centers house servers, networking equipment, and storage systems, ensuring seamless and secure data operation.

The cloud services market represents the transmission of computer services, including storage, services, software, analytics, databases, networking, and intelligence, via the internet (referred to as “the cloud”). More specifically, we are a NeoCloud service provider, with differentiated services supporting AI workloads and specializing in deploying optimized infrastructures that include not just GPU fleets but also network accelerators, high-speed storage, software solutions, and more. This infrastructure is essential for managing the massive data and computing demands of AI training and inference tasks.

It is standard for GPU hardware clusters, used in the rendering of cloud services, to be remotely housed in data centers, making these two segments highly related and synergistic. Specially designed data centers host the hardware needed to provide HPC cloud services, and these are commonly referred to as HPC data centers. According to experts at Schneider Electric, the industry is shifting away from traditional data centers that typically hosted 10kw racks to newer 100kw racks that support HPC needs. We only design and develop HPC data centers, giving us a competitive advantage over operators of traditional data center capacity.

According to McKinsey & Company experts, power demand for data centers in the U.S. – driven by the need for digital and AI capabilities – is expected to reach 606 terawatt-hours by 2030, up from 147 terawatt-hours in 2023 (312% growth). McKinsey estimates that data centers will amount to 11.7% of total U.S. power demand over that period. Based on our knowledge of the industry, we believe we are leaders in the markets that are critical for these capabilities, and, as a result, we believe we are well positioned to benefit from the growth of this sector.

Data Centers

According to Precedence Research, the global data center market is estimated to be valued at $125 billion in 2024 and is anticipated to reach $365 billion by 2034, expanding at a CAGR of 11.4%. As of 2023, the data center services segment, which provides a range of offerings including consulting, maintenance, and management to optimize the performance and reliability of data center infrastructure, represented about 34.2% of the industry. The solutions segment, which refers to the technological offerings that fulfill key functions within data center infrastructure, comprised about 65.8% of the industry. The solutions segment represents both hardware and software elements, encompassing servers, storage systems, networking equipment, and management software.

The data center market is propelled by growing demands for cloud computing services, big data analytics, and digital transformation. Key contributors to this dynamic landscape are technology firms, real estate developers, and service providers. Together, they play a vital role in the ongoing evolution of data center infrastructure, adapting to meet the expanding requirements of the digital era and ensuring the seamless operation of critical digital services across various industries. The increasing global demand for cloud computing, where we compete as a cloud services provider, is a major driver of data centers, underlining the inherent synergies between our businesses.

Cloud Services

According to Roots Analysis, the public cloud market size is projected to grow from $567 billion in 2024 to $3.4 trillion by 2035, representing a CAGR of 17.6% during the forecast period. The major factors driving the cloud services market growth are increasing digital transformation across businesses, growing internet and mobile device adoption across the globe, and, most notably, increased usage of large data sets. Moreover, cloud services are favored by customers due to low capital investment, resource scalability, and a high degree of accessibility. The rise of the system of connected devices, edge computing, 5G, and real-time analytics driven by AI and ML is anticipated to increase the market value of cloud technology across different businesses.

Sustainability

Sustainability and energy efficiency are increasingly important considerations for the data center and cloud services markets due to high energy consumption and carbon emissions. The sustainability movement for data centers is driven by organizations’ environmental, social and governance commitments and the rise of laws and regulations supporting sustainability. For example, the Paris Accord, which was entered into force on November 4, 2016, is currently in effect across 174 countries apart from the United States and aims to curb long-term global warming. Our facilities in Quebec and Iceland benefit from clean, hydroelectric power generation, and we will seek to offer comprehensive HPC data center and cloud services solutions while prioritizing sustainability and energy efficiency.

Strategic Relationships

Financing

In January 2025, we entered into a non-binding Memorandum of Understanding (MOU) with an institutional investor to form a programmatic joint venture (the “Joint Venture”) for the development, construction and operation of data centers within the U.S., Canada, and Latin America. In this regard, the MOU identifies certain properties, collectively, as the Seed Project for the Joint Venture, requiring approximately $53 million of equity commitments, of which we will commit 30% and our partner the remaining 70%. The MOU provides that over time, the parties wish to invest in data center opportunities (other than the Seed Project) with aggregate capitalization of $2 billion and implied equity commitments of approximately $500 million (assuming customary use of leverage). We will be responsible for development management, construction management, and asset management services with regard to the projects of the Joint Venture, and we will be entitled to earn certain fees for the provision of these services. We will also be entitled to receive a promoted interest, in addition to returns on our pro rata equity investments into the Joint Venture. The MOU binds the parties to use their commercially reasonable efforts to negotiate and execute mutually agreed definitive transaction documents.

We believe that the signing of this MOU is illustrative of strong market demand from institutional private equity investors for exposure to the types of projects in our data center pipeline and our capability to develop them. We believe that we are well positioned to capitalize on this demand by forming one or more equity joint ventures with the aforementioned partner. Doing so would provide us access to a differentiated and non-dilutive source of private equity capital to fund our projects, and deliver a durable stream of cash flows in the form of management fee income for our services.

Technology

We have established formal relationships with leading technology providers, including Nvidia, SuperMicro, Dell, and Hewlett Packard Enterprise. These partnerships enable us to access and deploy the most advanced computing hardware, ensuring that our clients benefit from cutting-edge technology and optimized performance. Our collaboration with these industry leaders allows us to stay at the forefront of high-performance computing and artificial intelligence infrastructure.

In addition, we have a formal agreement with Lepton to offer on-demand computing services powered by Nvidia B200 GPUs. This partnership enhances our ability to provide scalable, high-performance AI and HPC solutions to enterprise customers, enabling them to access state-of-the-art compute resources without the need for upfront infrastructure investment.

Our data center business leverages a diverse mix of vendors across multiple geographies to source equipment cost-effectively while mitigating supply chain disruptions. By maintaining a broad supplier network, we reduce reliance on any single vendor and enhance our ability to procure best-in-class solutions at competitive prices. This approach strengthens our operational resilience and supports our ability to scale efficiently.

Competition

We face significant competition from various data center and cloud services providers. We compete with several prominent data center providers, including Digital Realty, Equinix, Inc., NTT, Bitdeer, Riot Platforms and various private operators in the U.S. Our primary competitors in the cloud service business are Coreweave, Crusoe Energy, Nebius, and Lambda Labs.

Many of our competitors offer locations worldwide and have well-established international operations. Our competitors may also have significant advantages over us, including greater name recognition, longer operating histories, pre-existing relationships with current or potential customers, the capacity to provide the same or additional products and services, more significant marketing budgets and other financial and operational resources, more robust internal controls and systems, and better established, more extensive scale and lower cost suppliers sand supplier relationships.

Materials and Suppliers

Maintaining key supplier relationships is crucial to our business operations, as we rely on these relationships, such as with Dell, NVIDIA, Hewlett Packard Enterprise, and Super Micro, to secure essential computing hardware, infrastructure components, and other materials. The complexity of developing cloud service hardware at scale limits the number of suppliers capable of meeting our requirements. Consequently, we have established purchase orders with leading hardware manufacturers, which include extended delivery schedules spanning several months before the hardware is delivered to our facilities. These fluctuations in delivery timelines necessitate careful planning and advanced purchasing strategies to ensure we can acquire hardware well before their anticipated deployment.

We proactively procure these materials from our suppliers in sufficient quantities to facilitate hardware deployment at scale and on accelerated timelines. To mitigate potential supply chain disruptions and ensure the smooth operation of our facilities, we have established long-term contracts and agreements with key suppliers. These arrangements give us greater certainty regarding the availability and pricing of essential components and materials. Furthermore, we continuously monitor market trends and maintain open lines of communication with our suppliers to anticipate and address potential supply chain challenges.

By proactively managing our supplier relationships, securing necessary materials in advance, and closely monitoring market conditions, we aim to minimize the impact of supply chain fluctuations on our operations. This approach enables us to maintain a steady pace of hardware deployments and facility development, ultimately supporting our goal of expanding our HPC data center and cloud service capabilities and maximizing shareholder value. However, we rely on a limited number of vendors for certain products and services for our data center facilities, and some of our contracts provide a single source of materials. If any of our key suppliers cannot perform under their contracts or satisfy our orders, it could significantly delay our data center development and operations. While we may be able to engage replacement suppliers, this would likely lead to operational delays and increased costs.

Customers

HPC Data Centers

Our HPC data center customer base consists of two primary segments:

●	VFX – Visual effects that are created using computers or models. These customers benefit from our high-density solutions, reaching upwards of 50kW per cabinet, to accommodate their VFX workloads and data generation.

●	GPU cloud – our GPU cloud customers offer on demand access to their GPUs for tasks like AI, VFX rendering and scientific computing

Currently, we provide HPC data center services at our leased MTL 1 facility, although our customers are based across Canada and Europe.

Cloud Services

Our cloud services customer base also is comprised of two primary segments:

●	Direct end users – these customers primarily leverage our compute power for model training and inference

●	GPU marketplaces – these platforms resell our computing power to their own end users. Since we do not have direct visibility into their end-user base, there may be some overlap among end users across different marketplaces.

We currently provide cloud services across the U.S., Europe, and Asia.

Global Logistics

Global supply logistics have caused delays across all distribution channels, impacting the HPC and AI markets. Delivery schedules for specialized equipment, such as high-performance computing systems, AI hardware, and necessary infrastructure components, have been affected due to constraints on globalized supply chains. These constraints extend to procuring construction materials and specialized electricity distribution equipment required to develop HPC and AI facilities. Efforts to mitigate delivery delays are ongoing to avoid materially impacting deployment schedules; however, there are no assurances that such mitigation efforts will continue to be successful. To help address global supply logistics and pricing concerns, we have implemented proactive measures such as procuring and holding required materials. We continuously monitor developments in the global supply chain which is necessary to assess their potential impact on the Company’s expansion plans within the HPC and AI markets.

Regulatory Landscape

The regulatory landscape surrounding HPC data centers and cloud services is evolving rapidly, and we anticipate increased scrutiny and potential regulation in the near- and long-term. These developments may have a material adverse effect on our business and financial condition.

There are growing concerns about the ethical implications and potential misuse of AI and machine learning. Governments and regulatory bodies are considering measures to ensure the responsible development and deployment of AI systems, including transparency, accountability, and fairness guidelines. We are closely monitoring these developments and will dedicate our best efforts to adhere to any upcoming regulations or industry best practices.

As a company operating at the intersection of data center, cloud and HPC hosting services, we are committed to maintaining a proactive and adaptive approach to regulatory compliance. We closely monitor legislative and regulatory developments and engage in dialogue with relevant stakeholders to ensure our business practices align with the evolving legal and regulatory framework. Despite the uncertainties posed by the changing regulatory landscape, we remain committed to delivering innovative and responsible solutions in the data center, cloud and HPC hosting markets while prioritizing compliance and risk management. However, if we fail to comply with applicable laws and regulations, we may be subject to significant liabilities, including fines and penalties, and our business, financial condition, or results of operations could be adversely affected.

Investment Canada Act

All acquisitions of control (whether direct or indirect) of Canadian businesses by non-Canadians may be subject to review on grounds that the investment could be injurious to national security. Following the filing of the required Investment Canada Act notification in respect of our acquisition of Enovum (the “Transaction”), we received written notification from the Minister of Innovation, Science and Industry of Canada (the “Minister”), that the Transaction may be subject to a national security review. Following review information we provided, Bit Digital executed a “Commitment Letter” to the Minister which provides for the following: (i) Commitment to maintain one Canadian on the board of Enovum Inc.; (ii) Commitment to maintain or improve Enovum’s security controls for personnel, physical security and the internal network, and (iii) Commitment to send a list of Enovum’s current clients to Investment Canada on an annual basis.

Digital Asset Business Segment

The digital asset business segment of the Digital Infrastructure Business (the “Digital Asset Business Segment”) is comprised primarily of two distinct but highly complementary operations: (i) digital asset mining (the “Digital Asset Mining Operations”); and (ii) ETH staking (the “ETH Staking Operations”).

Digital Asset Mining Business

We commenced our bitcoin (“BTC”) mining business in February 2020. We initiated limited Ethereum mining operations in January 2022, however discontinued the operations by September 2022 due to Ethereum blockchain switching from proof-of-work (“PoW”) consensus mechanism to proof-of-stake (“PoS”) validation. Our mining operations, hosted by third-party providers, use specialized computers, known as miners, to generate digital assets. Our miners use application specific integrated circuit (“ASIC”) chips. These chips enable the miners to apply high computational power, expressed as “hash rate”, to provide transaction verification services (generally known as “solving a block”) which helps support the blockchain. For every block added, the blockchain provides an award equal to a set number of digital assets per block. Miners with a greater hash rate generally have a higher chance of solving a block and receiving an award.

We operate our mining assets with the primary intent of accumulating digital assets which we may sell for fiat currency from time to time depending on market conditions and management’s determination of our cash flow needs, and/or exchange into ETH or USD Coin (“USDC”). Our mining strategy has been to mine bitcoins as quickly and as many as possible given the fixed supply of bitcoins. In view of historically long delivery lead times to purchase miners from manufacturers like Bitmain Technologies Limited (“Bitmain”) and MicroBT Electronics Technology Co., Ltd (“MicroBT”), and other considerations, we have chosen to acquire miners on the spot market, which can typically result in delivery within a relatively short time.

We have signed service agreements with third-party hosting partners in North America and Iceland. These partners operate specialized mining data centers, where they install and operate the miners and provide IT consulting, maintenance, and repair work on site for us. Our mining facilities in New York are maintained by Coinmint LLC (“Coinmint”) and Digihost Technologies Inc. (“Digihost”). Our mining facilities in Texas are maintained by Dory Creek, LLC, a subsidiary of Bitdeer Technologies Group (“Bitdeer”) and A.R.T. Digital Holdings Corp (“KaboomRacks”). Soluna Computing, Inc and DVSL ComputeCo, LLC (collectively “Soluna”) maintained our mining facilities in Kentucky and Texas. Our mining facility in Iceland is maintained by GreenBlocks ehf, an Icelandic private limited company (“GreenBlocks”). We have relocated our miners from our mining facility in Canada maintained by Blockbreakers Inc. (“Blockbreakers”) to Soluna and Coinmint after our service agreement expired in November 2024. From time to time, the Company may change partnerships with hosting facilities to recalibrate its bitcoin mining operations. These terminations are strategic, targeting reduced operational costs, enhanced energy efficiency for a smaller carbon footprint, increased flexibility in operational control, and minimized geopolitical risks. While a short-term decrease in mining output might occur, we expect these changes to yield long-term operational improvements.

We are a sustainability-focused digital asset mining company. On June 24, 2021, we signed the Crypto Climate Accord, a private sector-led initiative that aims to decarbonize the crypto and blockchain sectors. On December 7, 2021, we became a member of the Bitcoin Mining Council (“BMC”), joining MicroStrategy and other founding members to promote transparency, share best practices, and educate the public on the benefits of bitcoin and bitcoin mining.

ETH Staking Business

In the fourth quarter of 2022, we formally commenced Ethereum staking operations. We intend to delegate or stake our ETH holdings to an Ethereum validator node to help secure and strengthen the blockchain network. Stakers are compensated for this commitment in the form of a reward of the native network token.

Our native staking operations are enhanced by a partnership with Blockdaemon, the leading institutional-grade blockchain infrastructure company for node management and staking. In the fourth quarter of 2022, following a similar mechanism to native Ethereum staking, we also participated in liquid staking via Portara protocol (formerly known as Harbour), the liquid staking protocol developed by Blockdaemon and StakeWise and the first of its kind tailored to institutions. With the introduction of staked ETH withdrawals in April 2023, we have reassessed our Ethereum network staking approaches, weighing the advantages of traditional staking against liquid staking solutions. The withdrawal feature in native staking, coupled with yields that are on par with those of liquid staking, has encouraged us to expand our collaborations with other service providers in this domain. As a result, we terminated all liquid staking activities with StakeWise in the third quarter of 2023, reclaiming all staked Ethereum along with the accumulated rewards. In the fourth quarter of 2023, the Company terminated the native staking activities and reclaimed all staked Ethereum with Blockdaemon.

Our native staking operations with MarsProtocol Technologies Pte. Ltd. (“Marsprotocol”) commenced in the first quarter of 2023 and concluded in July 2023.  After ceasing operations with Marsprotocol, we initiated our native staking with MarsLand Global Limited (“MarsLand”) in August 2023. Subsequently, we have ceased our native staking with MarsLand in the first quarter of 2024 and initiated our native staking with Figment Inc.

We started participating in liquid staking via Liquid Collective protocol on the Coinbase platform in the first quarter of 2023. Liquid staking allows participants to achieve greater capital efficiency by utilizing their staked ETH as collateral and trading their staked ETH tokens on the secondary market. In the first quarter of 2024, we have reclaimed all the liquid staked ETH from Liquid Collective protocol.

Miner Deployments

During the year ended December 31, 2024, we continued to work with our hosting partners to deploy our miners in North America and Iceland.

During the first quarter of 2024, the Company deployed an additional 2,350 miners at one of Coinmint’s hosting facilities.

During the second quarter of 2024, the Company deployed an additional 600 miners at Blockbreakers’ hosting facility.

During the third quarter of 2024, the Company deployed an additional 546 miners at one of Soluna’s hosting facilities.

During the fourth quarter of 2024, the Company reallocated a portion of its mining fleet across hosting facilities as part of its ongoing efforts to recalibrate its bitcoin mining operations. This transition, driven by changes in hosting partnerships, including the transfer of some miners from Blockbreakers and Coinmint to Soluna’s facilities.

As of December 31, 2024, the Company’s active hash rate totals approximately 1.8 EH/s, with operations in North America and Iceland.

Power and Hosting Overview

During the year ended December 31, 2024, our hosting partners continued to prepare sites to deliver our contracted hosting capacity, bringing additional power online for our miners.

The Company’s subsidiary, Bit Digital Canada, Inc., entered into a Mining Services Agreement effective September 1, 2022, for Blockbreakers, Inc. to provide five (5) MW of incremental hosting capacity at its facility in Canada. The facility utilizes an energy source that is primarily hydroelectric.

On May 8, 2023, the Company entered into a Master Mining Services Agreement with Blockbreakers, pursuant to which Blockbreakers agreed to provide the Company with four (4) MW of additional mining capacity at its hosting facility in Canada. The agreement is for two (2) years automatically renewable for additional one (1) year terms unless either party gives at least sixty (60) days’ advance written notice. The performance fee is 15% of the net profit. Additionally, Bit Digital has secured a side letter agreement with Blockbreakers, granting the Company the right of first refusal for any future mining hosting services offered by Blockbreakers in Canada. This new agreement brought the Company’s total contracted hosting capacity with Blockbreakers to approximately 9 MW. Our service agreement with Blockbreakers expired in November 2024. A portion of the miners were transferred to other hosting facilities, and the inefficient units were sold.

On June 7, 2022, we entered into a Master Mining Services Agreement (the “MMSA”) with Coinmint LLC, pursuant to which Coinmint will provide the required mining colocation services for a one-year period automatically renewing for three-month periods unless earlier terminated. The Company will pay Coinmint electricity costs, plus operating costs required to operate the Company’s mining equipment, as well as a performance fee equal to 27.5% of the net profit, subject to a ten percent (10%) reduction if Coinmint fails to provide uptime of ninety-eight (98%) percent or better for any period. We are not privy to the emissions rate at the Coinmint facility or at any other hosting facility. However, the Coinmint facility operates in an upstate New York region that reportedly utilizes power that is 99% emissions-free, as determined based on the 2023 Load & Capacity Data Report published by the New York Independent System Operator, Inc. (“NYISO”).

On April 5, 2023, the Company entered into a letter agreement and MMSA Amendment with Coinmint pursuant to which Coinmint agreed to provide the Company with up to ten (10) MW of additional mining capacity to energize the Company’s mining equipment at Coinmint’s hosting facility in Plattsburgh, New York. The agreement is for two (2) years automatically renewing for three (3) months unless terminated by either party on at least ninety (90) days prior written notice. The performance fees under this letter agreement range from 30% to 33% of the net profit. This new agreement brings the Company’s total contracted hosting capacity with Coinmint to approximately 30 MW at this facility.

On April 27, 2023, the Company entered into a letter agreement and MMSA Amendment with Coinmint pursuant to which Coinmint agreed to provide the Company with up to ten (10) MW of additional mining capacity to energize the Company’s mining equipment at Coinmint’s hosting facility in Massena, New York. The agreement is for one (1) year automatically renewing for three (3) months unless terminated by either party on at least ninety (90) days prior written notice. The performance fees under this letter agreement are 33% of the net profit. This new agreement brings the Company’s total contracted hosting capacity with Coinmint to approximately 40 MW.

On January 26, 2024, the Company entered into a letter agreement and MMSA Amendment with Coinmint pursuant to which Coinmint agreed to provide the Company with up to six (6) MW of additional mining capacity to energize the Company’s mining equipment at Coinmint’s hosting facility in Massena, New York. The agreement is for one (1) year automatically renewing for three (3) months unless terminated by either party on at least ninety (90) days prior written notice. The performance fees under this letter agreement are 28% of the net profit. This new agreement brings the Company’s total contracted hosting capacity with Coinmint to approximately 46 MW.

On September 5, 2024, the Company received a 90-days notice of non-renewal of colocation mining services agreement from Coinmint, which informed the Company of its intent not to renew 27 MW of the 36 MW total contracted capacity at its Massena, New York site, effective December 7, 2024. Subsequently, on October 29, 2024, the Company received an additional 90-days notice of non-renewal of colocation mining services agreement from Coinmint, which informed the Company of its intent to not renew the remaining 9 MW of the 36 MW total contracted capacity at its Massena, New York site, effective January 28, 2024. On January 3, 2025, the Company received an additional 90-days notice of non-renewal of colocation mining services agreement from Coinmint, which informed the Company of its intent to not renew the 10 MW total contracted capacity at its Plattsburgh, New York site, effective April 5, 2025.

After the contracts with Coinmint expire, we plan on selling the inefficient units and replacing the hash rate with newer generation machines. By doing so we can replace the lost hash rate with around 50% less MW. We have already signed contracts for more than enough hosting capacity to replace that hash rate. As of December 31, 2024, Coinmint provided approximately 18.5 MW of capacity for our miners at their facilities.

In June 2021, we entered into a strategic co-mining agreement with Digihost Technologies in North America. Pursuant to the terms of the agreement, Digihost provides certain premises to Bit Digital for the purpose of the operation and storage of a twenty (20) MW bitcoin mining system to be delivered by Bit Digital. Digihost provides services to maintain the premises for a term of two (2) years. Digihost shall also be entitled to 20% of the net profit generated by the miners.

In April 2023, we renewed the co-mining agreement with Digihost, previously executed in June 2021. Pursuant to the terms of the new agreement, Digihost provides certain premises to Bit Digital for the purpose of the operation and storage of an up to twenty (20) MW bitcoin mining system to be delivered by Bit Digital. Digihost also provides services to maintain the premises for a term of two (2) years, automatically renewing for a period of one (1) year. Digihost shall also be entitled to 30% of the net profit generated by the miners. As of December 31, 2024, Digihost provided approximately 6.0 MW of capacity for our miners at their facility.

On May 9, 2023 (“Effective Date”), the Company entered into a Term Loan Facility and Security Agreement (the “Loan Agreement”) with GreenBlocks. Pursuant to the Loan Agreement, GreenBlocks has requested the Company to extend one or more loans (“Advances”) under a senior secured term loan facility in an aggregate outstanding principal amount not to exceed $5 million. The interest rate of the Loan Agreement is 0% and Advances are to be repaid on the maturity date, which is the thirty-nine-month anniversary of the Effective Date. GreenBlocks will exclusively use the Advances to buy miners that will be operated for the benefit of the Company at a facility in Iceland, with an overall capacity of 8.25 MW. To secure the prompt payment of Advances, the Company has been granted a continuing first priority lien and security interest in all of GreenBlocks’s rights, title and interest to the financed miners. The miners are the sole property of GreenBlocks, of which they are responsible for the purchase, installation, operation, and maintenance.

On May 9, 2023, the Company entered into a Computation Capacity Services Agreement (the “Services Agreement”) with GreenBlocks. Pursuant to the Agreement, GreenBlocks will provide computational capacity services and other necessary ancillary services, such as operation, management, and maintenance, at the facility in Iceland for a term of two (2) years. GreenBlocks will own and operate the miners financed through the Loan Agreement for the purpose of providing computational capacity of up to 8.25 MW. The Company will pay power costs of five cents ($0.05) per kilowatt hour, a pod fee of $22,000 per pod per month, and a depreciation fee equal to 1/36 of the facility size per month. The performance fees under this agreement are 20% of the net profit. The Company submitted to Greenblocks a deposit in the amount of $1,052,100, which was exclusively for the purpose of paying the landlord of the facility for hosting space.

On June 1, 2023, the Company and GreenBlocks entered the Omnibus Amendment to Loan Documents and Other Agreements (“Omnibus Amendment”). This amendment revised both the Loan Agreement and the Services Agreement previously entered on May 9, 2023. While the core terms remained consistent, notable modifications pertained to the facility size and contracted capacity. Specifically, the facility size was increased from $5 million to $6.7 million. Moreover, GreenBlocks agreed to expand the computation capacity to approximately 10.7 MW. Advances of $6.4 million have been financed by the Company to GreenBlocks. As of December 31, 2024, GreenBlocks provided approximately 5.0 MW of capacity for our miners at their facility.

In October 2023, we entered into a strategic co-location agreement with Soluna Computing, Inc. (“Soluna”) for a term of one (1) year automatically renewing on a month-to-month basis unless terminated by either party. Pursuant to the terms of the agreement, Soluna provides certain required mining colocation services to the Company for the purpose of the operation and storage of up to 4.4 MW bitcoin mining system to be delivered by Bit Digital. Soluna shall also be entitled to 42.5% of the net profit generated by the miners. This agreement expired at the end of October 2024.

In October 2024, we entered into a co-location agreement with Soluna to continue our business relationship. Under this agreement, Soluna provides certain required mining colocation services to the Company at their hosting facility in Murray, Kentucky for the purpose of the operation and storage of bitcoin mining system to be delivered by the Company up to 6.6 MW (3.3 MW for terms of nine (9) months and 3.3 MW for terms of one (1) year), automatically renewing on a month-to-month basis unless terminated by either party. Soluna shall also be entitled to 35% of the net profit generated by the miners.

In December 2024, we entered into two additional co-location agreements with Soluna pursuant to which Soluna agreed to provide the Company with up to 11 MW (5.5 MW and 5.5 MW, respectively). Both agreements are for one (1) year automatically renewing on a month-to-month basis unless terminated by either party on at least sixty (60) days prior written notice. Soluna shall also be entitled to 35% and 27.5%, respectively, of the net profit generated by the miners. These new agreements bring the Company’s total contracted hosting capacity with Soluna to approximately 17.6 MW. As of December 31, 2024, Soluna provided approximately 11.4 MW of capacity for our miners at their facility.

In November 2023, we entered into a hosting services agreement, which was amended on March 7, 2024, with Dory Creek, LLC, a subsidiary of Bitdeer Technologies Group (“Bitdeer”), for a term of one (1) year automatically renewing on an annual basis unless terminated by either party by giving a 30-day prior notice to the other Party in writing. Pursuant to the terms of the agreement, Bitdeer provides maintenance and operation services to Bit Digital to support 17.5 MW of capacity. Bitdeer shall also be entitled to 30% of the net profit generated by the miners. Bit Digital shall have the first right, but not obligation, to accept services for any extra capacity under the terms of this Agreement. As of December 31, 2024, Bitdeer provided approximately 15.5 MW of capacity for our miners at their facility.

In February 2025, we entered into two hosting services agreements with A.R.T. Digital Holdings Corp (“KaboomRacks”) for terms of nine (9) months and three (3) years automatically renewing on an annual basis unless terminated by either party. Pursuant to the terms of the agreements, KaboomRacks provides maintenance and operation services to Bit Digital to support 6 MW and 13 MW of capacity. KaboomRacks shall also be entitled to between 19.75% and 40% of the net profit generated by the miners. Deployment is expected to begin in the first quarter of 2025.

In May 2022, our hosting partner Blockfusion advised us that the substation at its Niagara Falls, New York facility was damaged by an explosion and fire, and power was cut off to approximately 2,515 of the Company’s bitcoin miners and approximately 710 ETH miners that had been operating at the site immediately prior to the incident. The explosion and fire are believed to have been caused by faulty equipment owned by the power utility. Blockfusion and the Company have entered into a common interest agreement to jointly pursue any claims evolving from the explosion and fire. Prior to the incident, our facility with Blockfusion in Niagara Falls, provided approximately 9.4 MW to power our miners. Power was restored to the facility in September 2022. However, we received a notice dated October 4, 2022 (the “Notice”), from the City of Niagara Falls, which ordered the cease and desist from any cryptocurrency mining or related operations at the facility until such time as Blockfusion complies with Section 1303.2.8 of the City of Niagara Falls Zoning Ordinance (the “Ordinance”), in addition to all other City ordinances and codes. Blockfusion has advised us that the Ordinance came into effect on October 1, 2022, following the expiration of a related moratorium on September 30, 2022. Blockfusion has further advised that it has submitted applications for new permits based on the Ordinance’s new standards and that the permits may take several months to process. Pursuant to the Mining Services Agreement between Bit Digital and Blockfusion dated August 25, 2021, Blockfusion represents, warrants and covenants that it “possesses, and will maintain, all licenses, registrations, authorizations and approvals required by any governmental agency, regulatory authority or other party necessary for it to operate its business and engage in the business relating to its provision of the Services.” On October 5, 2022, Bit Digital further advised Blockfusion that it expects it to comply with the directives of the Notice. Our service agreement with Blockfusion ended in September 2023. On June 3, 2024, the Company filed suit in Delaware Superior Court against Blockfusion alleging claims for breach of contract, conversion, and related claims in connection with, among other things, certain deposits and advances paid to Blockfusion, the return of which is owed to the Company. The Company is seeking in excess of $4.3 million. On October 22, 2024, Blockfusion denied the Company’s claims and brought reciprocal breach of contract and related counterclaims. Blockfusion is seeking at least $158,000 in damages. A bench trial has been scheduled for June 29, 2026. Refer to Note 19. Contingencies for further details.

Miner Fleet Update and Overview

As of December 31, 2023, we had 46,548 miners owned or operating (in Iceland) for bitcoin mining with a total maximum hash rate of 3.9 EH/s.

On January 25, 2024, we entered into a purchase agreement with an unaffiliated seller of bitcoin mining computers, from whom we acquired 2,350 S19 Pro miners. As of the date of this report, all miners have been delivered.

On April 15, 2024, we entered into a purchase agreement with an unaffiliated seller of bitcoin mining computers, from whom we acquired 1,146 S19K Pro miners. As of the date of this report, all miners have been delivered.

On December 10, 2024, we entered into an agreement with an unaffiliated seller of bitcoin mining computers, from whom we acquired 191 S21 miners. As of the date of this report, none of the miners were delivered.

On December 15, 2024, we entered into an agreement with an unaffiliated seller of bitcoin mining computers, from whom we acquired 750 S21 miners. As of the date of this report, none of the miners were delivered.

On December 23, 2024, we entered into an agreement with an unaffiliated seller of bitcoin mining computers, from whom we acquired 4,300 S21+ miners. As of the date of this report, none of the miners were delivered.

For the year ended December 31, 2024, the Company disposed of approximately 25,495 bitcoin miners.

As of December 31, 2024, we had 24,239 miners owned or operating (in Iceland) for bitcoin mining with a total maximum hash rate of 2.6 EH/s.

Bitcoin Production

From the inception of our bitcoin mining business in February 2020 to December 31, 2024, we earned an aggregate of 7,280.1 bitcoins.

The following table presents our bitcoin mining activities for the year ended December 31, 2024:

	Number of bitcoins	Amount (1)
Balance at December 31, 2023	642.4	$19,818,980
Cumulative effect of the adoption of ASU 2023-08	-	7,341,319
Receipt of BTC from mining services	949.9	58,591,608
Exchange of BTC into ETH	(639.5)	(40,267,700)
Exchange of BTC into USDC	(35.0)	(1,787,535)
Sales of and payments made in BTC	(175.9)	(15,316,858)
Change in fair value of BTC	-	40,939,917
Balance at December 31, 2024	741.9	$69,319,731

(1)	Receipt of digital assets from mining services are the product of the number of bitcoins received multiplied by the bitcoin price obtained from CoinMarketCap, calculated on a daily basis. Sales of bitcoin represent the carrying value of bitcoin at the time of sale.

Environmental, Social and Governance

Sustainability is a major strategic focus for us. Several of our mining locations in the US and Canada provide access to partially carbon-free energy and other sustainability-related solutions, in varying amounts depending on location, including components of hydroelectric, solar, wind, nuclear and other carbon-free generation sources, based on information provided by our hosts and publicly available data, which we believe helps mitigate the environmental impact of our operations. We work with an independent ESG (Environmental, Social and Governance) consultant to self-monitor and adopt an environmental policy to help us to improve our percentage of green electricity and other sustainability initiatives. As we continue to align ourselves with the future of technology and business, we are dedicated to continuously enhancing sustainability, which we believe future-proofs our operations and the larger bitcoin network.

We believe that the bitcoin network and the mining that powers it are important inventions in human progress. The process of problem-solving and verifying bitcoin transactions using advanced computers is energy intensive, and scrutiny has been applied to the industry for this reason. It follows that the environmental costs of mining bitcoin should be surveyed and mitigated by every company in our fast-growing sector. We aim to contribute to the acceleration of bitcoin’s decarbonization and act as a role model in our industry, responsibly stewarding digital assets.

We work with Apex Group Ltd, an independent ESG consultancy, with the goal of becoming one the first publicly-listed bitcoin miners to receive an independent ESG rating on our operations, which we anticipate will provide transparency on the environmental sustainability of our operations, as well as other metrics. Apex’s ESG Ratings & Advisory tools allow us to benchmark our ESG performance against international standards and our peers to identify opportunities for improvement and progress over time. We believe this is an integral approach to improving our sustainability practices and mitigating our environmental impact. By measuring the sustainability and footprint of Bit Digital’s mining, we are able to develop targets to continuously improve as we shift towards our goal of 100% clean energy usage.

On December 7, 2021, the Company became a member of the Bitcoin Mining Council (“BMC”), joining MicroStrategy and other founding members to promote transparency, share best practices, and educate the public on the benefits of bitcoin and bitcoin mining.

Employees

Over the past year, we made significant investments in our workforce to attract and retain top-tier employees, significantly growing our employee base, especially in the HPC business. As of March 14, 2025, we and our subsidiaries collectively employed approximately 54 full-time employees, and consultants, across our entire organization. At the group level, our leadership team includes our CEO, Sam Tabar and our CFO, Erke Huang. Our cloud services employed a regional CEO and utilized services provided by our digital assets business. Our HPC data center business employed approximately eight people, including its regional CEO, CFO, CSO, and CTO. Additionally, we engage consultants and contractors as needed to supplement our full-time workforce.

Available Information

Our internet address is https://www.bit-digital.com/. We post links on our website to the following filings as soon as reasonably practicable after they are electronically filed or furnished to the SEC: annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements on Schedule 14D, and any amendment to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings are available through our website free of charge. The information on our Internet website is not incorporated by reference into this Form 10-K or our other securities filings and is not a part of such filings.

Information about the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330 or 1-202-551-8090. You can also access our filings through the SEC’s internet address site: www.sec.gov, under our Nasdaq ticker BTBT.

Item 1A. Risk Factors

An investment in our Ordinary Shares involves a high degree of risk. You should carefully consider the risks and uncertainties described below together with all other information contained in this report, including the matters discussed under the heading “Forward-Looking Statements” before you decide to invest in our Ordinary Shares. The Company may be subject to various legal and operational risks as a result of its previously being a China-based Issuer with substantial amounts of the Company’s operations previously in China and Hong Kong. The legal and regulatory environment in China is in many respects different from the United States. These risks and others could result in a material change in the value of our securities and/or significantly limit or completely limit or completely hinder our ability to offer or continue to offer our securities to investors and cause the value of such securities to significantly decline or be worthless. If any of the following risks, or any other risks and uncertainties that are not presently foreseeable to us, actually occur, our business, financial condition, results of operations, liquidity and our future growth prospects could be materially and adversely affected.

The Company is not required to provide the information called for in this item due to its status as a Smaller Reporting Company, however we describe below some of the risks we believe are material to our business. You should carefully consider the following risks in evaluating us and our business. You should also refer to the other information set forth in this report, including the information set forth in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in our consolidated financial statements and the related notes. Our business prospects, financial condition or results of operations could be adversely affected by any of the following risks.

General Risks

We have a history of operating losses, and we may not be able to sustain profitability; we have recently shifted our emphasis from our digital assets mining business, to cloud services and HPC data centers and we may not be continuously successful in this business.

For the year ended December 31, 2023 (“Fiscal 2023”), as a result of the decline in revenue from digital assets mining, we recognized a net loss of $13.9 million. Although we have experienced profitability from our cloud services and HPC data centers for the year ended December 31, 2024 (“Fiscal 2024”), we may incur losses as we continue to work to shift and grow our cloud services and HPC data centers businesses. Our current business, including our growth strategy for our business, involves industries that are itself new and constantly evolving and is subject risks, many of which are discussed below. See “Digital Assets Related Risks” below.

Our results of operations may fluctuate significantly and may not fully reflect the underlying performance of our business.

Our results of operations, including the levels of our net revenues, expenses, net loss and other key metrics, may vary significantly in the future due to a variety of factors, some of which are outside of our control, and period-to-period comparisons of our operating results may not be meaningful, especially given our limited cloud services and HPC data centers operating history. As a result of adverse factors described below, there can be no assurance we will achieve and maintain profitability.

The results for any one quarter are not necessarily an indication of future performance. Fluctuations in quarterly results may adversely affect the market price of our Ordinary Shares. Factors that may cause fluctuations in our annual financial results include:

●	the amount and timing of operating expenses related to our new business operations and infrastructure; and

●	general economic, industry and market conditions.

We may acquire other businesses, form joint ventures or acquire other companies or businesses that could negatively affect our operating results, dilute our shareholders’ ownership, increase our debt or cause us to incur significant expense; notwithstanding the foregoing, our growth may depend on our success in uncovering and completing such transactions.

We seek to enter cloud services and HPC data centers businesses around the globe. However, we cannot offer any assurance that acquisitions of businesses, assets and/or entering into strategic alliances or joint ventures will be successful. We may not be able to find suitable partners or acquisition candidates and may not be able to complete such transactions on favorable terms, if at all. If we make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing infrastructure. In addition, in the event we acquire any existing businesses we could assume unknown or contingent liabilities.

Any future acquisitions also could result in the issuance of shares, incurrence of debt, contingent liabilities or future write-offs of intangible assets or goodwill, any of which could have a negative impact on our cash flows, financial condition and results of operations. Integration of an acquired company may also disrupt ongoing operations and require management resources that otherwise would be focused on developing and expanding our existing business. We may experience losses related to potential investments in other companies, which could harm our financial condition and results of operations. Further, we may not realize the anticipated benefits of any acquisition, strategic alliance or joint venture if such investments do not materialize.

To finance any acquisitions or joint ventures, we may choose to issue Ordinary Shares, preference shares or a combination of debt and equity as consideration, which could significantly dilute the ownership of our existing shareholders or provide rights to such preferred shareholders in priority over our Ordinary Shareholders. Additional funds may not be available on terms that are favorable to us, or at all. If the price of our Ordinary Shares is low or volatile, we may not be able to acquire other companies or fund a joint venture project using shares as consideration.

Our new services and changes to existing services could fail to attract or retain users or generate revenue and profits, or otherwise adversely affect our business.

Our ability to retain, increase, and engage our user base and to increase our revenue depends heavily on our ability to continue to evolve our existing services and to create successful new services, both independently and in conjunction with developers or other third parties. We may introduce significant changes to our existing services or acquire or introduce new and unproven services, including using technologies with which we have little or no prior development or operating experience. These efforts, including the introduction of new services or changes to existing services, may result in new or enhanced governmental or regulatory scrutiny, litigation, ethical concerns, or other complications that could adversely affect our business, reputation, or financial results. If our new services fail to engage users or developers, or if our business plans are unsuccessful, we may fail to attract or retain users or to generate sufficient revenue, operating margin, or other value to justify our investments, and our business may be adversely affected.

From time to time we may evaluate and potentially consummate strategic investments, combinations, joint-ventures, acquisitions or alliances, which could require significant management attention, disrupt our business and adversely affect our financial results.

We may evaluate and consider strategic investments, combinations, joint-ventures, acquisitions or alliances in the bitcoin mining, cloud services or HPC data centers and related businesses around the globe. These transactions could be material to our financial condition and results of operations if consummated. If we are able to identify an appropriate business opportunity, we may not be able to successfully consummate the transaction and, even if we do consummate such a transaction, we may be unable to obtain the benefits or avoid the difficulties and risks of such transaction.

Strategic investments or acquisitions will involve risks commonly encountered in business relationships, including:

●	difficulties in assimilating and integrating the operations, personnel, systems, data, technologies, products and services of the acquired business;

●	inability of the acquired technologies, products or businesses to achieve expected levels of revenue, profitability, productivity or other benefits;

●	difficulties in retaining, training, motivating and integrating key personnel;

●	diversion of management’s time and resources from our normal daily operations;

●	difficulties in successfully incorporating licensed or acquired technology and rights into our businesses;

●	difficulties in maintaining uniform standards, controls, procedures and policies within the combined organizations;

●	difficulties in retaining relationships with customers, employees and suppliers of the acquired business;

●	risks of entering markets, in parts of the United States or abroad, in which we have limited or no prior experience;

●	regulatory risks, including remaining in good standing with existing regulatory bodies or receiving any necessary pre-closing or post-closing approvals, as well as being subject to new regulators with oversight over an acquired business; assumption of contractual obligations that contain terms that are not beneficial to us, require us to license or waive intellectual property rights or increase our risk for liability;

●	failure to successfully further develop the acquired technology;

●	liability for activities of the acquired business before the acquisition, including intellectual property infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities;

●	potential disruptions to our ongoing businesses; and

●	unexpected costs and unknown risks and liabilities associated with strategic investments or acquisitions.

We may not make any investments or acquisitions, or any future investments or acquisitions may not be successful, may not benefit our business strategy, may not generate sufficient revenues to offset the associated acquisition costs or may not otherwise result in the intended benefits. In addition, we cannot assure you that any future investment in or acquisition of new businesses or technology will achieve market acceptance or prove to be profitable.

Any future acquisitions also could result in the issuance of shares, incurrence of debt, contingent liabilities or future write-offs of intangible assets or goodwill, any of which could have a negative impact on our cash flows, financial condition and results of operations. Integration of an acquired company may also disrupt ongoing operations and require management resources that otherwise would be focused on developing and expanding our existing business. We may experience losses related to potential investments in other companies, which could harm our financial condition and results of operations. Further, we may not realize the anticipated benefits of any acquisition, strategic alliance or joint venture if such investments do not materialize.

To finance any acquisitions or joint ventures, we may choose to issue ordinary shares, preference shares or a combination of debt and equity as consideration, which could significantly dilute the ownership of our existing shareholders. Additional funds may not be available on terms that are favorable to us, or at all. If the price of our ordinary shares is low or volatile, we may not be able to acquire other companies or fund a joint venture project using shares as consideration.

The loss of any member of our management team, our inability to execute an effective succession plan, or our inability to attract and retain qualified personnel could adversely affect our business.

Our success and future growth will depend to a significant degree on the skills and services of our management team, including Mr. Sam Tabar, our Chief Executive Officer, and Mr. Erke Huang, our Chief Financial Officer. We have recently hired several key members of Senior Management including executive officers, Billy Krassakopoulos, CEO of Enovum, and Thomas Sanfilippo, Chief Technology Officer, in order to grow WhiteFiber’s business. We will need to continue to grow our management in order to alleviate pressure on our existing team and in order to continue to develop our business. If our management team, including any new hires that we may make, fails to work together effectively and to execute our plans and strategies on a timely basis, our business could be harmed. Furthermore, if we fail to execute an effective contingency or succession plan with the loss of any member of management, the loss of such management personnel may significantly disrupt our business.

The loss of key members of management could inhibit our growth prospects. Our future success also depends in large part on our ability to attract, retain and motivate key management and operating personnel. As we continue to develop and expand our operations, we may require personnel with different skills and experiences, and who have a sound understanding of our business and the digital asset industry. The market for highly qualified personnel in this industry is very competitive, and we may be unable to attract or retain such personnel. If we are unable to attract or retain such personnel, our business could be harmed.

We incur significant costs and demands upon management and accounting and finance resources as a result of complying with the laws and regulations affecting public companies; if we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements and otherwise make timely and accurate public disclosure could be impaired, which could harm our operating results, our ability to operate our business and our reputation.

As a public company, we are required to, among other things, maintain a system of effective internal control over financial reporting. Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis which is a costly and time-consuming effort that needs to be re-evaluated frequently. Substantial work will continue to be required to further implement, document, assess, test and remediate our system of internal controls.

If our internal control over financial reporting or our disclosure controls are not effective, we may be unable to issue our financial statements in a timely manner, we may be unable to obtain the required audit or review of our financial statements by our independent registered public accounting firm in a timely manner or we may be otherwise unable to comply with the periodic reporting requirements of the SEC, our Ordinary Shares listing on Nasdaq could be suspended or terminated and our share price could materially suffer. In addition, we or members of our management could be subject to investigation and sanction by the SEC and other regulatory authorities and to shareholder lawsuits, which could impose significant additional costs on us and divert management attention.

As of December 31, 2023, previous deficiencies in disclosure controls and procedures were remediated, and controls were found to be operating effectively. As of December 31, 2024, we concluded that our internal control over financial reporting contained no material weaknesses. We will continue to periodically review our internal control over financial reporting as part of our ongoing efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act.

If we cannot maintain our corporate culture as we grow, we could lose the innovation, collaboration and focus that contribute to our business.

We believe that a critical component of our success is our corporate culture, which we believe fosters innovation, encourages teamwork and cultivates creativity. As we continue to grow, we may find it difficult to maintain these valuable aspects of our corporate culture. Any failure to preserve our culture could negatively impact our future success, including our ability to attract and retain employees, encourage innovation and teamwork and effectively focus on and pursue our corporate objectives.

We do not have any business interruption or disruption insurance coverage.

Currently, we do not have any business liability or disruption insurance to cover our operations, other than director’s and officer’s liability insurance. We have determined that the costs of insuring for these risks and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. Any uninsured business disruptions may result in our incurring substantial costs and the diversion of resources, which could have an adverse effect on our results of operations and financial condition.

Cyberattacks and security breaches of cloud services, or those impacting our third parties, could adversely impact our brand and reputation and our business, operating results, and financial condition.

Our cloud services involve the collection, storage, processing, and transmission of confidential information, employee, service provider, and other personal data. We have built our cloud services on the premise that we maintain a secure way to secure, store, and transact in cloud services. As a result, any actual or perceived security breach of us or our third-party partners may:

●	harm our reputation and brand;

●	result in our cloud services being unavailable and interrupt our operations;

●	result in improper disclosure of data and violations of applicable privacy and other laws;

●	result in significant regulatory scrutiny, investigations, fines, penalties, and other legal, regulatory, and financial exposure;

●	cause us to incur significant remediation costs;

●	divert the attention of management from the operation of our business; and

●	adversely affect our business and operating results.

Further, any actual or perceived breach or cybersecurity attack, whether or not we are directly impacted, could lead to a general loss of customer confidence in the digital asset industry or in the use of technology to conduct financial transactions, which could negatively impact us, including the market perception of the effectiveness of our security measures and technology infrastructure.

An increasing number of organizations, including large merchants, businesses, technology companies, and financial institutions, as well as government institutions, have disclosed breaches of their information security systems, some of which have involved sophisticated and highly targeted attacks, including on their websites, mobile applications, and infrastructure.

Attacks upon systems across a variety of industries, including cloud services, are increasing in their frequency, persistence, and sophistication, and, in many cases, are being conducted by sophisticated, well-funded, and organized groups and individuals, including state actors. The techniques used to obtain unauthorized, improper, or illegal access to systems and information (including customers and partners’ personal data, AI algorithms, disable or degrade services, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. These attacks may occur on our cloud services or those of our third-party service providers or partners. Certain types of cyberattacks could harm us even if our systems are left undisturbed. For example, attacks may be designed to deceive employees and service providers into releasing control of our systems to a hacker, while others may aim to introduce computer viruses or malware into our cloud services with a view to stealing confidential or proprietary data. Additionally, certain threats are designed to remain dormant or undetectable until launched against a target and we may not be able to implement adequate preventative measures.

Although we have developed systems and processes designed to protect the data we manage, prevent data loss and other security breaches, effectively respond to known and potential risks, and expect to continue to expend significant resources to bolster these protections, there can be no assurance that these security measures will provide absolute security or prevent breaches or attacks. We have experienced from time to time, and may experience in the future, breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities, or other irregularities. Unauthorized parties have attempted, and we expect that they will continue to attempt, to gain access to our systems and facilities, as well as those of our customers, partners, and third-party service providers, through various means, including hacking, social engineering, phishing, and attempting to fraudulently induce individuals (including employees, service providers, and our customers) into disclosing usernames, passwords, payment card information, or other sensitive information, which may, in turn, be used to access our cloud services. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, and insiders. Certain threat actors may be supported by significant financial and technological resources, making them even more sophisticated and difficult to detect. As a result, our costs and the resources we devote to protecting against these advanced threats and their consequences may continue to increase over time.

Our operations may be negatively affected if we are unable to obtain, develop and retain key personnel and skilled labor forces.

We must attract, develop and retain executive officers and other professional, technical and labor forces with the skills and experience necessary to successfully manage, operate and grow. We have recently hired certain key personnel for WhiteFiber, as well as the management team of Enovum. However, competition for these employees is high, due, in part, to the nascent HPC Business workforce. In some cases, competition for these employees is on a regional, national, or global basis. At times of low unemployment, it can be difficult for us to attract and retain qualified and affordable personnel. A shortage in the supply of skilled personnel creates competitive hiring markets, increased labor expenses, decreased productivity and potentially lost business opportunities to support our operating and growth strategies. Additionally, if we are unable to hire employees with the requisite skills, we may be forced to incur significant training expenses. As a result, our ability to maintain productivity, relationships with customers, competitive costs, and quality services is limited by the ability to employ, retain and train the necessary skilled personnel and could negatively affect its results of operations, financial position and cash flows.

Supply chain disruptions may adversely affect WhiteFiber’s operations.

WhiteFiber is a provider of Graphic Processing Units (“GPUs”) compute and purchases NVIDA H100 servers, as well as other servers, through OEMS for example, Supermicro, Dell, Hewlett Packard and ASUSTeK Computer Inc. Disruptions, shortages or delays in WhiteFiber’s ability to source GPUs and price increases from suppliers have and may continue to occur, which would be expected to adversely affect WhiteFiber’s results of operations, financial condition, cash flows and harm customer relationships. Any material disruption at WhiteFiber’s facilities or those of its customers or suppliers or otherwise within its supply chain, whether as a result of downtime, work stoppages or facility damage could prevent WhiteFiber from meeting customer demands or expected timelines, require it to incur unplanned capital expenditures, or cause other material disruptions to its operations, any of which could have a material adverse effect on WhiteFiber’s operations, financial position and cash flows. Further, supply chain disruptions can occur from events out of the WhiteFiber’s control such as environmental incidents or other catastrophes.

We operate in a capital-intensive industry and are subject to capital market and interest rate risks.

Our operations require significant capital investment to purchase and maintain the property and equipment required to provide specialized infrastructures to support generative AI work streams. In addition, WhiteFiber’s operations include a significant level of fixed and semi-fixed costs. Consequently, we will rely on capital markets, as sources of liquidity for capital requirements for growth. If we are unable to access capital at competitive rates, the ability to implement business plans, make capital expenditures or pursue acquisitions it would otherwise rely on for future growth may be adversely affected. Market disruptions may increase the cost of borrowing or adversely affect our ability to access one or more financial markets. Such market disruptions could include:

●	A significant economic downturn.

●	The financial distress of unrelated industry leaders in the same line of business.

●	Deterioration in capital market conditions.

●	Turmoil in the financial services industry.

●	Volatility in GPU prices.

●	Terrorist attacks.

●	War.

●	Cyberattacks.

If we raise additional equity financing, our shareholders may experience significant dilution of their ownership interests, and the per share value of our ordinary shares could decline. Furthermore, if we engage in debt financing, the holders of debt likely would have priority over the holders of our ordinary shares on order of payment preference. We may be required to accept terms that restrict or limit our ability to, among other things:

●	Pay cash dividends to our shareholders, subject to certain limited exceptions;

●	Redeem or repurchase our ordinary shares or other equity;

●	Incur additional indebtedness;

●	Permit liens on assets;

●	Make certain investments (including through the acquisition of stock, shares, partnership or limited liability company interests, any loan, advance or capital contribution);

●	Sell, lease, license, lend or otherwise convey an interest in a material portion of our assets; and

●	Sell or otherwise issue ordinary shares or other capital stock subject to certain limited exceptions.

These restrictions may limit our ability to obtain additional financing, withstand downturns in our business or take advantage of business opportunities.

We have an evolving business model which is subject to various uncertainties.

As cloud services and HPC data centers become more widely available, we expect the services and products associated with them to evolve. In order to stay current with the industry, our business model requires us to evolve as well. From time to time, we have modified and will continue to modify aspects of our business model relating to our strategy. We cannot offer any assurance that these or any other modifications will be successful or will not result in harm to our business. We may not be able to manage growth effectively, which could damage our reputation, limit our growth and negatively affect our operating results. Further, we cannot provide any assurance that we will successfully identify all emerging trends and growth opportunities in this business sector, and we may lose out on those opportunities. Such circumstances could have a material adverse effect on our business, prospects or operations.

We may be negatively impacted by future litigation, claims or investigations.

We may become party to, among other things, environmental, commercial, contract, warranty, antitrust, tax, property entitlements and land use, product liability, health and safety, and employment claims. The outcome of any future lawsuits, claims, investigations or proceedings is often difficult to predict and could be adverse and material in amount. In addition to the monetary cost, litigation can divert management’s attention from its core business opportunities. Development of new information in these matters can often lead to changes in management’s estimated liabilities associated with these proceedings including the judge’s rulings or judgements, jury verdicts, settlements or changes in applicable law. The outcome of such matters is often difficult to predict and unfavorable outcomes could have a material impact to our results of operations, financial position and cash flows.

Changes in tax law may negatively affect our business.

Changes to federal, state, local and foreign tax laws have the ability to benefit or adversely affect our earnings and our customer costs. Significant changes to corporate tax rates could result in the impairment of deferred tax assets that are established based on existing law at the time of deferral. A number of factors may increase WhiteFiber’s future effective income tax rate, including:

●	Governmental authorities increasing taxes or eliminating deductions, particularly the depletion deduction.

●	The jurisdictions in which earnings are taxed.

●	The resolution of issues arising from tax audits with various tax authorities.

●	Changes in the valuation of our deferred tax assets and liabilities.

●	Adjustments to estimated taxes upon finalization of various tax returns.

●	Changes in available tax credits.

●	Changes in stock-based compensation.

●	Other changes in tax laws.

●	The interpretation of tax laws and/or administrative practices.

Our operations could be negatively impacted by import tariffs and/or other government mandates.

We operate in or provides services to capital-intensive industries in which federal trade policies could significantly impact the availability and cost of materials. Imposed and proposed tariffs by the Trump administration could significantly increase the prices and delivery lead times on GPUs that are critical to WhiteFiber and its customers. WhiteFiber faces competition from source providers both in the U.S. and around the world. Prolonged lead times on the delivery of GPUs and further tariff increases could adversely affect WhiteFiber’s business, financial condition and results of operations.

Our operations are subject to environmental laws and regulations that may increase costs of operations, impact or limit business plans, or expose us to environmental liabilities.

We are subject to environmental laws and regulations affecting many aspects of its operations, including those affecting the operation of its data centers. These laws and regulations can increase capital, operating and other costs; cause delays as a result of litigation and administrative proceedings; and create environmental compliance, remediation, containment, monitoring and reporting obligations for construction materials facilities. Environmental laws and regulations can also require us to install pollution control equipment at facilities where it operates, and correct environmental hazards, including payment of all or part of the cost to remediate sites where activities of other parties, caused environmental contamination. These laws and regulations generally require us to obtain and comply with a variety of environmental licenses, permits, inspections and other approvals. Although we strive to comply with all applicable environmental laws and regulations, public and private entities and private individuals may interpret our legal or regulatory requirements differently and seek injunctive relief or other remedies against us. We cannot predict the outcome, financial or operational, of any such litigation or administrative proceedings.

Existing environmental laws and regulations may be revised and new laws and regulations seeking to protect the environment may be adopted or become applicable to us. These laws and regulations could require us to limit the use or output of certain facilities; prohibit or restrict new or existing services; retire and replace certain facilities; install pollution controls; remediate environmental impacts; remove or reduce environmental hazards; or forego or limit the development of resources and certain facilities where it operates. Revised or new laws and regulations that increase compliance and disclosure costs and/or restrict operations could adversely affect our results of operations, financial conditions and cash flows.

General risk factors that could impact our businesses.

The following are additional factors that should be considered for a better understanding of the risks to us. These factors may negatively impact our financial results in future periods:

●	Acquisition, disposal and impairments of assets or facilities.

●	The cyclical nature of large infrastructure projects.

●	Labor negotiations or disputes.

●	Inability of contract counterparties to meet their contractual obligations.

●	The inability to effectively integrate the operations and the internal controls of any acquired companies.

We maintain cash deposits in excess of federally insured limits. Adverse developments affecting financial institutions, including bank failures, could adversely affect our liquidity and financial performance.

We regularly maintain domestic cash deposits in Federal Deposit Insurance Corporation (“FDIC”) insured banks that exceed the FDIC insurance limits. Bank failures, events involving limited liquidity, defaults, non-performance, or other adverse developments that affect financial institutions, or concerns or rumors about such events, may lead to liquidity constraints. For example, on March 10, 2023, Silicon Valley Bank failed and was taken into receivership by the FDIC. The failure of a bank, or other adverse conditions in the financial or credit markets impacting financial institutions at which we maintain balances, could adversely impact our liquidity and financial performance. There can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the U.S., or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions or by acquisition in the event of a failure or liquidity crisis.

Failure to manage our liquidity and cash flows may materially and adversely affect our financial conditions and results of operations. As a result, we may need additional capital, and financing may not be available on terms acceptable to us, or at all.

Since May 4, 2022 until March 7, 2025, we have sold an aggregate of 81,990,654 shares of common stock for an aggregate purchase price of $288.1 million net of offering costs pursuant to an at-the-market offering. We had a net income of $28.3 million for Fiscal 2024 . We incurred a net loss of $13.9 million for Fiscal 2023, which included $6.6 million impairment of digital assets. We had negative cash flows for our operating activities of $13.0 million for Fiscal 2024. We had positive cash flows from our operating activities of $1.1 million for Fiscal 2023. Negative cash flow during Fiscal 2024 resulted, in part, from gains on digital assets of $55.7 million and revenue from bitcoin mining of $58.6 million, offset by depreciation and amortization expenses of $32.3 million. Positive cash flow during Fiscal 2023 resulted, in part, from gain from exchange of digital assets of $18.8 million offset by $6.6 million impairment of digital assets.

We cannot assure you our business model will allow us to continue to generate positive cash, given our substantial expenses in relation to our revenue at this stage of our Company’s development. Our inability to offset our expenses with adequate revenue will adversely affect our liquidity, financial condition and results of operations. Although we have adequate cash on hand and have drawn down on an effective $500 million at-the-market shelf registration statement and anticipated cash flows from operating activities are expected to be sufficient to meet our anticipated working capital requirements and capital expenditures in the ordinary course of business for the next 12 months, we cannot assure you that will be the case. We expect to need additional cash resources in the future as we wish to pursue opportunities for investment, acquisition, capital expenditure or similar actions in order to implement our business plan. The issuance and sale of additional equity would result in further dilution to our shareholders. The incurrence of indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

Our cash balances are held at a number of financial institutions that expose us to their credit risk

We maintain our cash and cash equivalents at financial or other intermediary institutions. The combined account balances at each institution located in the United States typically exceed FDIC insurance coverage of $250,000 per depositor. The combined account balances at each institution located in Iceland typically exceed the deposit guarantee schemes of the equivalent of €100,000 in Icelandic Krona per depositor. As a result, there is a concentration of credit risk related to amounts on deposit in excess of the deposit insurance coverage amounts. At December 31, 2024, substantially all of our cash and cash equivalent balances held at financial institutions exceeded deposit insured limits. While we did not have any direct exposure to Silicon Valley Bank, Signature Bank, or First Republic, which suffered severe liquidity losses during 2023, if other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability, and the ability of our customers, clients and vendors, to access existing cash, cash equivalents and investments, or to access existing or enter into new banking arrangements or facilities, may be threatened and could have a material adverse effect on our business and financial condition.

Cloud Service Development Related Risks

Our cloud service technology and infrastructure may not operate properly or as we expect them to, which could cause us to incur fines and monetary penalties, adversely affecting our business, results of operations, and financial condition.

The continuous development, maintenance, and operation of our cloud service technology and infrastructure is expensive and complex and may involve unforeseen difficulties, including material performance problems, undetected defects, or errors, particularly with new capabilities and system integrations. We may encounter technical obstacles, and it is possible that we may discover additional problems that prevent our technology and systems from operating properly. If our cloud services do not function reliably, we may incur fines and monetary penalties, as well as regulatory orders requiring remedial, injunctive, or other corrective actions.

Regulators may limit our ability to develop or implement our cloud service technology and infrastructure and/or may eliminate or restrict the confidentiality of our technology, which could have a material adverse effect on our business, financial condition and results of operations.

Our future success depends on our ability to continue to develop and implement our cloud service technology and to maintain the confidentiality of this technology. Changes to existing regulations, their interpretation or implementation, or new regulations could impede our use of this technology or require that we disclose our technology to our competitors, which could impair our competitive position and result in a material adverse effect on our business, results of operations, and financial condition.

Cloud service technology and infrastructure may not operate properly or as we expect them to, which could cause us to incur fines and monetary penalties adversely affecting our business, results of operations and financial condition.

The continuous development, maintenance and operation of our cloud service technology and infrastructure is expensive and complex, and may involve unforeseen difficulties including material performance problems, undetected defects or errors, for example, with new capabilities and systems integration. We may encounter technical obstacles, and it is possible that we may discover additional problems that prevent our technology and systems from operating properly. If our cloud services do not function reliably, we may incur fines and monetary penalties, as well as regulatory orders requiring remedial, injunctive, or other corrective action.

Regulators may limit our ability to develop or implement our cloud services technology and infrastructure and/or may eliminate or restrict the confidentiality of our technology, which could have a material adverse effect on our financial condition and results of operations.

Our future success depends on our ability to continue to develop and implement our cloud services technology, and to maintain the confidentiality of this technology. Changes to existing regulations, their interpretation or implementation, or new regulations could impede our use of this technology, or require that we disclose our technology to our competitors, which could impair our competitive position and result in a material adverse effect on our business, results of operations, and financial condition.

We use certain open source technology in our business. We may face claims from open source licensors claiming ownership of, or demanding the release of, the technology and any other intellectual property that we developed using or derived from such open-source technology.

We utilize a combination of open-source and licensed third-party technologies in the development and operation of our cloud services. While open-source technologies enable rapid development and cost efficiencies, they also pose potential risks, such as security vulnerabilities, lack of long-term support, and legal risks related to licensing terms. Similarly, reliance on licensed third-party technologies may expose us to risks associated with changes in licensing terms, costs, or discontinuation of the licensed products.

We will continue to use open-source technology in the future. There is a risk that open-source technology licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to offer our products. Open source licensors may also decide to change the conditions on which they make their open-source technology available for our use. Additionally, we may face claims from open-source licensors claiming ownership of, or demanding the public release or free license of, the technology and any other intellectual property that it developed using or derived from such open source technology. The terms of many open source licenses have not been interpreted by United States courts. There is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our services . These claims could result in litigation and could require that we make our technology freely available, purchase a costly license or cease offering the implicated products or services unless and until we can re-engineer them to avoid infringement. This re-engineering process could require significant technology and product development resources, and we may not be able to complete the process successfully. Failure to adequately manage these risks could result in operational disruptions, legal liabilities, and adverse impacts on our business, results of operations, and financial condition.

Impact of advancements in artificial intelligence on demand for AI and HPC data centers may reduce the need for high-performance computing (HPC) and AI-specific data center infrastructure, which could have an adverse effect on our business, results of operations, and financial condition.

The AI industry is rapidly evolving, with continuous improvements in algorithms, software efficiencies, and hardware capabilities. Emerging AI technologies, such as demonstrated by DeepSeek, may allow for complex AI operations to be executed with significantly less computing power than is currently required. This reduction in computational intensity could decrease the demand for specialized compute and HPC data center services. If AI developers are able to achieve the same or better performance outcomes with more energy-efficient, cost-effective, or less resource-intensive technologies, they may adjust their need for large-scale, high capacity data center solutions. This shift could have an adverse effect on our business, results of operations, and financial condition. We continuously monitor industry trends and invest in innovation to mitigate these risks. However, there is no assurance that we will be able to anticipate or respond effectively to such changes, which could have an adverse effect on our business, results of operations, and financial condition.

Our cloud services business is subject to complex and evolving U.S. and foreign laws and regulations regarding AI, machine learning, and automated decision making.

In recent years the use of machine learning, AI and automated decision making, has come under increased regulatory scrutiny, and governments and regulators in the United States, European Union, and other places have announced the need for greater regulation regarding the use of machine learning and AI generally. New laws, guidance, and decisions in this area may limit WhiteFiber’s cloud services business, or require the company to make changes to its clouds service technology and infrastructure and our operations that may decrease our operational efficiency, result in an increase to operating costs and/or hinder our ability to improve our cloud services.

For example, certain global privacy laws regulate the use of automated decision making and may require that the existence of automated decision making be disclosed to the data subject with a meaningful explanation of the logic used in such decision making in certain circumstances, and that safeguards must be implemented to safeguard individual rights, including the right to obtain human intervention and to contest any decision. Other global privacy laws allow individuals the right to opt out of certain automated processing of personal data and create other requirements that impact automated decision-making. At the federal level, the President of the United States recently issued an Executive Order on the Safe, Secure, and Trustworthy Development and Use of Artificial Intelligence, which charges multiple agencies, including The National Institute of Standards and Technology, with producing guidelines in connection with the development and use of AI. In the European Union, there was political agreement on the EU AI Act, which establishes a comprehensive, risk-based governance framework for AI in the EU market. The EU AI Act entered in force on August 1, 2024, and the majority of the substantive requirements will apply two years later (beginning 2026). The EU AI Act will apply to companies that develop, use and/or provide AI in the European Union and includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose AI and foundation models, and proposes fines for breach of up to 7% of worldwide annual turnover (revenue). Additionally, in September of 2022, the European Commission proposed two Directives seeking to establish a harmonized civil liability regime for AI in the European Union, in order to facilitate civil claims in respect of harm caused by AI and to include AI-enabled products within the scope of the European Union’s existing strict liability regime. Once fully applicable, the EU AI Act will have a material impact on the way AI is regulated in the European Union, and together with developing guidance and/or decisions in this area, may affect our use of AI and our ability to provide, improve, or commercialize our cloud services, and could require additional compliance measures and changes to our operations and processes.

Moreover, the intellectual property ownership and license rights, including copyright, surrounding AI technologies has not been fully addressed by courts or laws or regulations, and the use or adoption of AI technologies into our offerings may result in exposure to claims of copyright infringement or other intellectual property misappropriation. As the legal and regulatory framework for AI and automated decision making evolves, we may not always be able to anticipate how to respond to these laws or regulations, and compliance may adversely impact our operations and involve significant expenditure and resources. Any failure by us to comply may result in significant liability, potential increases in civil claims against us, negative publicity, an erosion of trust, and/or increased regulation and could materially adversely affect our business, results of operations, and financial condition.

We face intense competition in the cloud services industry and may not be able to compete with other companies. If we do not continue to innovate and provide cloud services to our customers and partners, we may not remain competitive, which could harm our business, financial condition, cloud service and operating results.

We may not be able to compete successfully against present or future competitors. We do not have the resources to compete with larger providers of similar products or services at this time. Our cloud services business environment is rapidly evolving and intensely competitive, it faces changing cloud service technologies, shifting customer needs, and frequent introductions of rival products and services. To compete successfully, we must accurately anticipate cloud service technology developments and deliver innovative, relevant and useful products, services, and technologies in a timely manner. As our cloud services business evolves, the competitive pressure to innovate will encompass a wider range of products and services. We must continue to invest significant resources in technical infrastructure and R&D, including through acquisitions, in order to enhance our cloud service technology, and services. With the limited resources we have available, we may experience difficulties in expanding and improving our colocation data center, services and colocation to remain competitive. Competition from existing and future competitors particularly those better capitalized, could result in our inability to secure acquisitions and partnerships that we may need to expand our business in the future. This competition from other entities with greater resources, experience and reputations may result in our failure to maintain or expand our business, as we may never be able to successfully execute our business plan. If we are unable to expand and remain competitive, our business could be negatively affected which would have an adverse effect on the trading price of our ordinary shares, which would harm our investors.

Our current and potential domestic and international competitors range from large and established companies to emerging start-ups. Some competitors have longer operating histories and well-established relationships in various sectors. They can use their experience and resources in ways that could affect our competitive position, including by making acquisitions and entering into other strategic arrangements; continuing to invest heavily in cloud services technical infrastructure, R&D, and in talent; initiating intellectual property and competition claims (whether or not meritorious). Further, discrepancies in enforcement of existing laws may enable our lesser known competitors to aggressively interpret those laws without commensurate scrutiny, thereby affording them competitive advantages. Our competitors may also be able to innovate and provide cloud services faster than we can or may foresee the need for products and services before we do.

We are expanding our investment in research and developed companywide. This includes generative AI and continuing to integrate AI capabilities into our products and services. Cloud service technology and services are highly competitive, rapidly evolving, and require significant investment, including development and operational costs, to meet the changing needs and expectations of our existing users and attract new users. Our ability to deploy certain cloud service technologies critical for our products and services and for our business strategy may depend on the availability and pricing of third-party equipment and technical infrastructure. Additionally, other companies may develop cloud service products and technologies that are similar or superior to our technologies or more cost-effective to deploy. Other companies may also have, or in the future may obtain, patents or other proprietary rights that would prevent, limit, or interfere with our ability to make, use, or sell our own cloud services.

Our financial condition and operating results may also suffer if our cloud services are not responsive to the evolving needs and desires of our customers and partners. As new and existing cloud service technologies continue to develop, competitors and new entrants may be able to offer experiences that are, or that are seen to be, substantially similar to or better than ours. These technologies could reduce usage of our products and services, and force us to compete in different ways and expend significant resources to develop and operate equal or better products and services. Competitors’ success in providing compelling products and services or in attracting and retaining customers and partners could harm our financial condition and operating results.

Our ongoing investment in new cloud services, and technologies is inherently risky, and could divert management attention and harm our business, financial condition, and operating results.

Our ongoing investments that we are making in research and development augment our cloud service capabilities, reflect our ongoing efforts to innovate and provide products and services that are helpful to our customers. However, these investments may not be commercially viable or may not result in an adequate return of capital. These endeavors involve significant risks and uncertainties, including diversion of resources and management attention from current operations, different monetization models, and the use of alternative investment, governance, or compensation structures that may fail to adequately align incentives across the company or otherwise accomplish their objectives.

Regulatory restrictions that target AI, including, but not limited to, export restrictions may have a material adverse impact on our intended operations.

The increasing focus on the strategic importance of AI technologies has already resulted in regulatory restrictions that target products and services capable of enabling or facilitating AI, and may in the future result in additional restrictions impacting some or all of our service offerings. Such restrictions could include additional unilateral or multilateral export controls on certain products or technology, including, but not limited to, cloud service technologies. As geopolitical tensions have increased, semiconductors associated with AI, including GPUs and associated products, are increasingly the focus of export control restrictions proposed by stakeholders in the U.S. and its allies, and it is likely that additional unilateral or multilateral controls will be adopted. Such controls may be very broad in scope and application, prohibit us from exporting our services to any or all customers in one or more markets or could impose other conditions that limit our ability to serve demand abroad and could negatively and materially impact our business, revenue, and financial results. Export controls targeting GPUs and semiconductors associated with AI, which are increasingly likely, would restrict our ability to export our technology, services even though competitors may not be subject to similar restrictions, creating a competitive disadvantage for us and negatively impacting our business and financial results. Increasing use of economic sanctions may also impact demand for our services, negatively impacting our business and financial results. Additional unilateral or multilateral controls are also likely to include deemed export control limitations that negatively impact the ability of our research and development teams to execute our roadmap or other objectives in a timely manner. Additional export restrictions may not only impact our ability to serve overseas markets, but also provoke responses from foreign governments, including China, that negatively impact our ability to provide our services to customers in all markets worldwide, which could also substantially reduce our revenue.

Management of the requirements of the supply chain is complicated and time consuming. Our results and competitive position may be harmed if we are restricted in offering our services, if customers purchase services from competitors, if customers develop their own cloud services, if we are unable to provide contractual warranty or other extended service obligations.

Issues in the development and use of AI may result in reputational or competitive harm or liability.

We continue to incorporate AI into our cloud services and infrastructure, and we are also providing computing power for our customers to use in solutions that they build. We are providing supporting/computing power to clients, including our strategic partners who develop AI systems. We expect this integration of AI into our offerings and our business in general to grow. AI presents risks and challenges that could affect its adoption, and therefore our business. AI algorithms or training methodologies may be flawed. Datasets may be overbroad, insufficient, or contain biased information. Content generated by AI systems may be offensive, illegal, or otherwise harmful. Ineffective or inadequate AI development or deployment practices by others could result in incidents that impair the acceptance of AI solutions or cause harm to individuals, customers, or society, or result in our services not working as intended. Human review of certain outputs may be required. As a result of these and other challenges associated with innovative technologies, our implementation of cloud services could subject us to competitive harm, regulatory action, legal liability, including under new proposed legislation regulating AI in jurisdictions, new applications of existing data protection, privacy, intellectual property, and other laws, and brand or reputational harm. Some AI scenarios present ethical issues or may have broad impacts on society. If we provide supporting/cloud services that have unintended consequences, unintended usage or customization by our customers and partners, or are controversial because of their impact on human rights, privacy, employment, or other social, economic, or political issues, we may experience brand or reputational harm, adversely affecting our business and consolidated financial statements.

A curtailment or disruption in energy supply in Iceland or Canada due to regulations and policies implemented by their respective governments, which prioritize energy supply, may cause a substantial disruption or discontinuance of WhiteFiber’s colocation business operations based in Iceland or Canada, and therefore impair WhiteFiber’s financial condition or results of operations.

Through WhiteFiber Iceland ehf, the Company established and has been operating its colocation data center since November 2023, developing cloud service servers at a data center located in Northern Iceland. Through WhiteFiber’s subsidiary Enovum was acquired in October 2024 and has since been operating its colocation data center located in Canada.

In order to maintain its HPC data centers operational, WhiteFiber will need to acquire sufficient supplies of electricity generated by hydroelectric and geothermal energy. In addition, WhiteFiber’s colocation facilities need also to maintain reliable and adequate infrastructure and cooling systems to ensure optimal performance.

Currently, Icelandic and Canadian-based data centers and similar facilities, including the ones contracted with the Company, may face significant risks of energy disruption, curtailment or discontinuance due to low water level in Icelandic reservoirs utilized by hydropower plants, which provide hydro-generated energy in the country. In the event of a water shortage, and therefore a shortage of hydro-generated energy, the prioritization framework for Icelandic energy favors residential and certain business uses over data centers and similar facilities. In addition, volcanic eruptions might interrupt the generation of electricity from geothermal energy, as occurred several times in 2023.

Accordingly, the energy supply for WhiteFiber’s HPC data centers may be subject to disruption and could become insufficient to support our operations. WhiteFiber’s financial condition or results of operations may be adversely affected if its HPC data centers are disrupted or discontinued due to a curtailment or interruption of the energy supply.

Our business may be adversely affected by future changes in the European Union’s regulations related to AI, which could be reflected in Icelandic and European Union countries’ domestic laws and regulations.

While no current Icelandic legislation directly impacts colocation operations, Iceland, being a member of the European Economic Area, is likely to be influenced by forthcoming European Union acts such as the Artificial Intelligence Act and the AI Liability Directive. These acts may shape the future regulatory landscapes in Iceland and lead the Icelandic government to adopt such regulations domestically.

The potential adoption of said AI regulatory framework could introduce new compliance requirements for HPC data centers, as well as other legal and regulatory obligations, impacting operational practices and liability considerations for the Company’s HPC data centers. This could ultimately adversely affect our Company’s business and financial results.

Risks Related to Our Data Center Operations

We are at an early stage of development of our business, currently have limited sources of revenue, and may not become profitable in the future.

We are subject to the risks and uncertainties of a new business, with limited sources of revenue. We began generating revenue from our colocation data center operations when our first colocation facility came online in Iceland in January 2024. We completed an acquisition of Enovum in October 2024. Accordingly, we have only a limited history upon which an evaluation of our prospects and future performance can be made.

As we grow and develop as a business, we are attempting to reduce the impact of variability on our revenue and colocation costs by entering into long-term contracts at each site. In our colocation services, Enovum’s contracts with its 14 customers range from month to month to 60 months. In our cloud service business, we provide cloud infrastructure for highly scalable Graphic Processing Unit (“GPU”) accelerated applications, or GPU clusters, to our customers under contracts spanning from month to month to 36 months. As these are new services in the industry, the value and longevity of the GPUs remain uncertain in this rapidly evolving market. Given that we have only a limited history of operating a colocation data center, the long-term profitability of these contracts cannot be presently determined. If we are unable to successfully implement our development plan or to increase our generation of revenue, we will not remain profitable in the future.

We intend to continue scaling our company to increase our customer base and implement initiatives, including new business lines and global expansion. These efforts may prove more expensive than we currently anticipate and may not result in increased revenue or profitability in the short term or at all. We will also incur increased compliance costs associated with growth, expanding our customer base, and being a public company. Our efforts to grow our business may be costlier than we expect, or the revenue growth rate may be slower than we expect. As we pivot towards new markets such as cloud services and colocation data center operations, we realize that our limited experience in these areas may impact our ability to accurately assess our prospects. The likelihood of our success must be considered in light of the expenses, difficulties, complications, problems and delays frequently encountered in connection with the expansion of a business, operating a business in a competitive industry, and the continued development of expanding our customer base. There can be no assurance that we will operate profitably in the future.

We may be unable to access sufficient additional capital needed to grow our business.

We expect to need to raise substantial additional capital to expand our data center operations, pursue our growth strategies and to respond to competitive pressures or unanticipated working capital requirements. However, market conditions may limit our ability to raise funds in a timely manner, in sufficient quantities, or on terms acceptable to us, if at all, which could impair our growth and adversely affect our existing operations. If we raise additional equity financing, our shareholders may experience significant dilution of their ownership interests, and the per share value of our ordinary shares could decline. Furthermore, if we engage in debt financing, the holders of debt would have priority over the holders of our ordinary shares on order of payment preference. We may be required to accept terms that restrict our ability to incur additional indebtedness, pay dividends to our shareholders, or take other actions. We may also be required to maintain specified liquidity or other ratios that could otherwise not be in the interests of our stockholders. If we are unable to raise the additional capital needed to execute our future strategic growth initiatives, we may be less competitive in our industry and the results of these provisions could make investing in our securities less attractive to investors and could limit our ability to obtain adequate financing on a timely basis or on acceptable terms in the future, which could have significant harmful effects on our financial condition and business and could include substantial limitations on our ability to continue to conduct operations.

We are subject to a highly evolving regulatory landscape and any adverse changes to or our colocation customers’ failure to comply with any laws or regulations could adversely affect our business, prospects or operations.

Our customers’ businesses are subject to extensive laws, rules, regulations, policies and legal and regulatory guidance, including those governing securities, commodities, exchange and transfer, data governance, data protection, cybersecurity and tax. Many of these legal and regulatory regimes were adopted prior to the advent of the Internet, mobile technologies, AI and related technologies, cloud services and data center operations. As a result, they do not contemplate or address unique issues associated with AI, are subject to significant uncertainty, and vary widely across U.S., Iceland and Canada. These legal and regulatory regimes, including the laws, rules and regulations thereunder, evolve frequently and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another.

Moreover, the complexity and evolving nature of our business and the significant uncertainty surrounding the regulation of AI, requires us to exercise our judgment as to whether certain laws, rules and regulations apply to us or our customers, and it is possible that governmental bodies and regulators may disagree with our or our customers’ conclusions. To the extent we or our customers have not complied with such laws, rules and regulations, we could be subject to significant fines and other regulatory consequences, which could adversely affect our business, prospects or financial condition.

Ongoing and future regulatory actions could effectively prevent our customers’ and our ongoing or planned co-hosting operations, limiting or preventing future revenue generation by us or rendering our operations obsolete. Such actions could severely impact our ability to continue to operate and our ability to continue as a going concern or to pursue our strategy at all, which would have a material adverse effect on our business, prospects or financial condition.

Our business depends upon the demand for data centers.

We are in the business of owning, acquiring, developing and operating data centers. A reduction in the demand for data center space, power or connectivity would have a greater adverse effect on our business and financial condition than if our assets were devoted to a less specialized use. Our substantial development activities make us particularly susceptible to general economic slowdowns, as well as adverse developments in the data center, Internet, AI and data communications and broader technology industries. Our colocation customers who are crypto miners are subject to the risks relating to their crypto mining business. It is not possible for us to predict the future level of demand for our services that will be generated by these customers or the future demand for the products and services of these customers. Any such slowdown or adverse development could lead to reduced corporate IT spending or reduced demand for data center space. Changes in industry practice or in technology could reduce demand for the physical data center space we provide. In addition, our customers may choose to develop new data centers or expand their own existing data centers or consolidate into data centers that we do not own or operate, which could reduce demand for our newly developed data centers or result in the loss of one or more key customers. If any of our key customers were to do so, it could result in a loss of business to us or put pressure on our pricing. Mergers or consolidations of technology companies could reduce further the number of our customers and potential customers and make us more dependent on a more limited number of customers. If our customers merge with or are acquired by other entities that are not our customers, they may discontinue or reduce the use of our data centers in the future. Our financial condition, results of operations, cash flow, cash available for distribution and ability to satisfy our debt service obligations could be materially adversely affected as a result of any or all of these factors.

Our business has and is expected to continue to have significant customer concentration.

We generate a large portion of our revenue from a small number of customers. There are inherent risks whenever a large percentage of total revenue is concentrated with a limited number of customers. If we were to lose one or more of our customers, our operating results could be materially adversely affected.

HPC data centers

Enovum’s data center in Montreal is currently serving 14 customers. No one customer has accounted for in excess of 50% of revenue in 2024. During fiscal year 2023, 12 customers accounted for 100% of Enovum’s revenue.

Cloud Service Business

During 2024, our HPC data center in Iceland had contracts with three customers. Our initial customer has accounted for almost 100% of our revenues through December 31, 2024.

We expect that the limited number of customers will continue to account for a high percentage of our revenue for the foreseeable future. In addition, demand for our services generated by these customers may fluctuate significantly from quarter to quarter. The concentration of our customer base increases risks related to the financial condition of our customers, and the deterioration in financial condition of a single customer or the failure of a single customer to perform its obligations could have a material adverse effect on our results of operations and cash flow. In the event that any of our customers experience a decline in their equipment usage for any reason, or decide to discontinue the use of our facilities, we may be compelled to lower our prices or risk losing a significant customer. Such developments could adversely affect our profit margins and financial position, leading to a negative impact on our revenue and operational results.

Failure to attract, grow and retain a diverse and balanced customer base, could adversely affect our business and operating results.

Our ability to attract, grow and retain a diverse and balanced customer base, consisting of enterprises, cloud service providers, network service providers, and digital economy customers, may affect our ability to grow our business. Currently our data center operations are limited to Iceland and Montreal, Canada which enables us to better generate significant interconnection revenues, which in turn increases our overall revenues. Our ability to attract customers to our data centers will depend on a variety of factors, including our product offerings, the presence of carriers, the overall mix of customers, the presence of key customers attracting business through ecosystems, the data center’s operating reliability and security and our ability to effectively market our product offerings. Our inability to develop, provide or effectively execute any of these factors may adversely affect the development, growth and retention of a diverse and balanced customer base and adversely affect our business, financial condition and results of operations.

Our new services and changes to existing services could fail to attract or retain users or generate revenue and profits, or otherwise adversely affect our business.

Our ability to retain, increase, and engage our customer base and to increase our revenue depends heavily on our ability to continue to evolve our existing services and to create successful new services, both independently and in conjunction with developers or other third parties. We may introduce significant changes to our existing services or acquire or introduce new and unproven services, including using technologies with which we have little or no prior development or operating experience. These efforts, including the introduction of new services or changes to existing services, may result in new or enhanced governmental or regulatory scrutiny, litigation, ethical concerns, or other complications that could adversely affect our business, reputation, or financial results. If our new services fail to engage users or developers, or if our business plans are unsuccessful, we may fail to attract or retain users or to generate sufficient revenue, operating margin, or other value to justify our investments, and our business may be adversely affected.

We depend upon third-party suppliers for power, and we are vulnerable to service failures and price increases by such suppliers and to volatility in the supply and price of power in the open market.

We rely on third parties to provide power to our data centers, and we cannot ensure that these third parties will deliver such power in adequate quantities or on a consistent basis. We are also reliant on third parties to deliver additional power capacity to support the growth of our business. If the amount of power available to us is inadequate to support our customer requirements, we may be unable to satisfy our obligations to our customers or grow our business. In addition, our data centers may be susceptible to power shortages and planned or unplanned power outages caused by these shortages. Power outages may last beyond our backup and alternative power arrangements, which would harm our customers and our business. Any loss of services or equipment damage could adversely affect both our ability to generate revenues and our operating results, harm our reputation and potentially lead to customer disputes or litigation.

In addition, we may be subject to risks and unanticipated costs associated with obtaining power from various utility companies. Utilities that serve our data centers may be dependent on, and sensitive to price increases for, a particular type of fuel, including hydroelectric. In addition, the total cost of delivered electricity could increase as a result of: regulations intended to regulate carbon emissions and other pollutants, ratepayer surcharges related to recovering the cost of extreme weather events and natural disasters (including volcanoes in Iceland), geopolitical conflicts, military conflicts, grid modernization charges, as well as other charges borne by ratepayers. Increases in the cost of power at any of our data centers could put those locations at a competitive disadvantage relative to data centers that are supplied power at a lower price.

We depend on third parties to provide network connectivity to the customers in our data centers and any delays or disruptions in connectivity may materially adversely affect our operating results and cash flow.

We are not a telecommunications carrier. We believe that the availability of carrier capacity will directly affect our ability to achieve our projected results. Any carrier may elect not to offer its services within our data centers. Any carrier that has decided to provide network connectivity to our data centers may not continue to do so for any period of time. Further, some carriers are experiencing business difficulties or have announced consolidations. As a result, some carriers may be forced to downsize or terminate connectivity within our data centers, which could have an adverse effect on the business of our customers and, in turn, our own operating results.

Our data centers may require construction and operation of a sophisticated redundant fiber network. The construction required to connect multiple carrier facilities to data centers is complex and involves factors outside of our control, including regulatory requirements and the availability of construction resources. We have obtained the right to use network resources owned by other companies, in order to attract telecommunications carriers and customers to our portfolio. If the establishment of highly diverse network connectivity to our data centers does not occur, is materially delayed or is discontinued, or is subject to failure, our operating results and cash flow may be materially adversely affected. Additionally, any hardware or fiber failures on this network may result in significant loss of connectivity to our data centers. This could negatively affect our ability to attract new customers or retain existing customers, which could have an adverse effect on our business, financial condition and results of operations.

Any failure of our physical or information technology or operational technology infrastructure or services could lead to significant costs and disruptions.

Our business depends on providing customers with highly reliable services, including with respect to power supply, physical security, cybersecurity, and maintenance of environmental conditions. We may fail to provide such services because our operations are vulnerable to, among other things, mechanical or telecommunications failure, power outage, human error, physical or electronic security breaches, cyberattacks, war, terrorism, fire, earthquake, pandemics, hurricane, flood and other natural disasters, sabotage and vandalism.

Substantially all of our customer agreements include terms requiring us to meet certain service level commitments. Any failure to meet these or other commitments or any equipment damage in our data centers due to any reason could subject us to contractual liability, including service level credits against customer rent payments, legal liability and monetary damages, regulatory sanctions, or, in certain cases of repeated failures, the right by the customer to terminate the agreement. Service interruptions, equipment failures or security breaches could also materially impact our brand and reputation globally and lead to customer contract terminations or non-renewals and an inability to attract customers in the future.

Any disruption of service experienced by certain of our third-party service providers, or our ineffective management of relationships with third-party service providers could harm our business, financial condition, operating results, cash flows and prospects.

We rely on several third-party service providers for services that are essential to our business model, the most important of which are our suppliers of power, electrical equipment (including GPU servers), building materials, and construction services. Additionally, as we build our cloud service business, we also expect to rely on third parties to lease or sell us equipment which we then lease to certain of our cloud service and colocation data center customers. In addition, we may depend upon outside advisors who may not be available on reasonable terms as needed, or at all. To supplement the business experience of our officers and directors, we may be required to employ technical experts, appraisers, attorneys, or other consultants or advisors. If these third parties or other outside advisors experience difficulty providing the services we require, or if they experience disruptions or financial distress or cease operations temporarily or permanently, or if the products they supply are defective or cease to operate for any reason, it could make it difficult for us to execute our operations. If we are unsuccessful in identifying or finding highly qualified third-party service providers or employees, if we fail to negotiate cost-effective relationships with them or if we are ineffective in managing and maintaining these relationships, it could materially and adversely affect our business and our financial condition, operating results, cash flows and prospects.

Any delays or unexpected costs in the development of any new properties acquired for development may delay and harm our growth prospects, future operating results and financial condition.

We intend to build out additional HPC data centers in the future based on signed letters of intent at significant cost. Our successful development of this and future projects is subject to many risks, including those associated with:

●	delays in construction, or changes to the plans or specifications;

●	budget overruns, increased prices for raw materials or building supplies, or lack of availability and/or increased costs for specialized data center components, including long lead time items such as generators;

●	construction site accidents and other casualties;

●	financing availability, including our ability to obtain construction financing and permanent financing, or increases in interest rates or credit spreads;

●	labor availability, costs, disputes and work stoppages with contractors, subcontractors or others that are constructing the project;

●	failure of contractors to perform on a timely basis or at all, or other misconduct on the part of contractors;

●	access to sufficient power and related costs of providing such power to our customers;

●	environmental issues;

●	supply chain constraints;

●	fire, flooding, earthquakes and other natural disasters;

●	pandemics;

●	geological, construction, excavation and equipment problems; and

●	delays or denials of entitlements or permits, including zoning and related permits, or other delays resulting from requirements of public agencies and utility companies.

In addition, development activities, regardless of whether they are ultimately successful, also typically require a substantial portion of our management’s time and attention. This may distract our management from focusing on other operational activities of our business. If we are unable to complete development projects successfully and on a timely basis, our business may be adversely affected.

If we incorrectly estimate our hosting capacity requirements and related capital expenditures, our results of operations could be adversely affected.

We are continuously evaluating our capacity requirements in order to effectively manage our capital expenditures and operating results. However, we may be unable to accurately project our future capacity needs or sufficiently allocate resources to address such needs. If we underestimate these requirements, we may not be able to provide sufficient service to existing customers or may be required to limit new customer acquisition, both of which may materially and adversely impair our results of operations.

Similarly, we have entered into multi-year contract commitments with our service providers in Iceland and Canada. If we overestimate our capacity requirements and therefore secure excess capacity and have excess capital expenditures, our operating margins could be materially reduced.

Certain natural disasters or other external events, including climate change or mechanical failures, could harm our business, financial condition, results of operations, cash flows, and prospects.

We may also experience disruptions due to mechanical failure, human error, physical or electronic security breaches, war, terrorism, fire, earthquake, pandemics, hurricane, flood and other natural disasters, sabotage and vandalism. Our systems may be susceptible to damage, interference, or interruption from modifications or upgrades, power loss, telecommunications failures, computer viruses, ransomware attacks, computer denial of service attacks, phishing schemes, or other attempts to harm or access our systems. Such disruptions could materially and adversely affect our business and our financial condition, operating results, cash flows, and prospects.

In addition, there continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty for our business. With the energy demand of our business, we may become a target for future environmental and energy regulation. New legislation and increased regulation regarding climate change could impose significant costs on us and our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting, and other costs to comply with such regulations. Further, any future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations.

Given the political significance and uncertainty around the impact of climate change and how it should be addressed, and energy disclosure and use regulations, we cannot predict how legislation and regulation will affect our financial condition and results of operations in the future in the U.S. as well as in Iceland and Canada. Further, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change or energy use by us or other companies in our industry could harm our reputation. Any of the foregoing could result in a material adverse effect on our business and financial condition.

If we fail to effectively manage our growth, our business, financial condition and results of operations could be harmed.

We are a development stage company with a small management team and are subject to the strains of ongoing development and growth, which will place significant demands on our management and our operational and financial infrastructure. Although we may not grow as we expect, if we fail to manage our growth effectively or to develop and expand our managerial, operational and financial resources and systems, our business and financial results would be materially harmed.

Even if we have additional space available for lease at any one of our data centers, our ability to lease this space to existing or new customers could be constrained by our ability to provide sufficient electrical power.

As current and future customers increase their power footprint in our data centers over time, the corresponding reduction in available power could limit our ability to increase occupancy rates or network density within our existing or future data centers. Furthermore, our aggregate maximum contractual obligation to provide power and cooling to our customers may exceed the physical capacity at such data centers if customers were to quickly increase their demand for power and cooling. If we are not able to increase the available power and/or cooling or move the customer to another location within our data centers with sufficient power and cooling to meet such demand, we could lose the customer as well as be exposed to liability under our customer agreements. In addition, our power and cooling systems are difficult and expensive to upgrade. Accordingly, we may not be able to efficiently upgrade or change these systems to meet new demands without incurring significant costs that we may not be able to pass on to our customers. Any such material loss of customers, liability or additional costs could adversely affect our business, financial condition and results of operations.

Increased scrutiny and changing expectations from stakeholders with respect to our environmental, social, and governance (“ESG”) practices and the impacts of climate change may result in additional costs or risks.

Companies across many industries are facing increasing scrutiny related to their ESG practices. Investor advocacy groups, certain institutional investors, investment funds and other influential investors are also increasingly focused on ESG practices and in recent years have placed increasing importance on the non-financial impacts of their investments. Furthermore, increased public awareness and concern regarding environmental risks, including global climate change, has resulted and may continue to result in increased public scrutiny of our business and our industry, and our management team may divert significant time and energy away from our operations and towards responding to such scrutiny and reassuring our employees.

However, WhiteFiber is committed to continuously embrace the sustainability of our HPC infrastructure with the majority of the GPUs running on carbon-free renewable energy. The SEC has proposed rule changes that would require companies to include certain climate-related disclosures such as climate-related risks that are reasonably likely to have a material impact on business, results of operations, or financial conditions. Should such proposed rules be adopted, increased public scrutiny of our business may affect our operations, competitive position, and financial condition.

In addition, the physical risks of climate change may impact the availability and cost of materials and natural resources, sources and supply of energy, could increase our insurance and other operating costs, including, potentially, to repair damage incurred as a result of extreme weather events or to renovate or retrofit facilities to better withstand extreme weather events. If environmental laws or regulations or industry standards in the U.S., Iceland or Canada are either changed or adopted and impose significant operational restrictions and compliance requirements on our operations, or if our operations are disrupted due to the physical impacts of climate change, our business, capital expenditures, results of operations, financial condition and competitive position could be negatively impacted.

Digital Assets Related Risks

Our operating results have fluctuated due to the highly volatile nature of digital assets.

Due to the highly volatile nature and the prices of digital assets, our operating results have, fluctuated from quarter to quarter in accordance with market sentiments and movements in the broader digital assets economy. Our operating results fluctuated significantly prior to our introduction of cloud services and HPC data centers as a result of a variety of factors, many of which are unpredictable and in certain instances are outside of our control, including, but not limited to:

●	our ability to continue to mine bitcoin and acceptance of digital assets as a result of reputational harm from bankruptcies and regulatory proceedings;

●	changes in the legislative or regulatory environment, or actions by governments or regulators, including fines, orders, or consent decrees;

●	regulatory changes that impact our ability to mine various digital assets;

●	our ability to diversify and grow our business;

●	investments we make in the development of our business as well as technology offered to our industry partners and sales and marketing;

●	mining new digital assets in compliance with the Federal securities laws and other compliance regulations;

●	macroeconomic conditions;

●	adverse legal proceedings or regulatory enforcement actions, judgments, settlements, or other legal proceeding and enforcement-related costs;

●	increases in operating expenses that we expect to incur to grow and expand our operations and to remain competitive;

●	breaches of security or privacy;

●	our ability to attract and retain talent; and

●	our ability to compete with our competitors.

As a result of these factors, it is difficult for us to forecast growth trends in our digital assets business. In view of the rapidly evolving nature of our business and the digital assets industry, period-to-period comparisons of our operating results may not be meaningful, and you should not rely upon them as an indication of future performance. Quarterly and annual expenses reflected in our financial statements may be significantly different from historical or projected rates. Our operating results in one or more future quarters may fall below the expectations of securities analysts and investors. As a result, the trading price of our Ordinary Shares may increase or decrease significantly. See “The price of digital assets may be affected by the sale of such digital assets by other vehicles investing in digital assets or tracking bitcoin markets.”

Unfavorable Digital Asset Market Conditions

The prices of digital assets, including bitcoin, have experienced substantial volatility, as described above. During the year 2022, a number of companies in the digital assets industry declared bankruptcy, including Core Scientific, Celsius Network, Voyager Digital Ltd., Three Arrows Capital, BlockFi, and FTX Trading Ltd. (“FTX”) and concerning us, Compute North, as described in the following risk factor. Such bankruptcies have contributed, at least in part, to further price decreases in bitcoin and other digital assets, a loss of confidence in the participants of the digital asset ecosystem and negative publicity surrounding digital assets more broadly. The bankruptcies also led to various SEC and criminal enforcement proceedings. All of the foregoing has had a macro decline in the price of securities of digital asset companies, including ours.

Other than Compute North, we have not been directly impacted by any of the recent bankruptcies in the digital asset space, as we have no contractual privity or relationship to the relevant parties. The Company relocated its miners out of Compute North’s facilities to those hosted by Blockfusion and Coinmint in New York State. However, termination of the Master Agreement with Compute North had an adverse effect on the Company’s business and financial condition.  Such recent events have contributed, at least in part, to our and our peers stock price as well as the price of bitcoin. If the liquidity of the digital assets markets continues to be negatively impacted, digital asset prices (including the price of bitcoin) may continue to experience significant volatility and confidence in the digital asset markets may be further undermined. A perceived lack of stability in the digital asset exchange market and the closure or temporary shutdown of digital asset exchanges due to business failure, hackers or malware, government-mandated regulation, or fraud, may reduce confidence in digital asset networks and result in greater volatility in digital asset values. Any of these events may adversely affect our operations and results of operations and, consequently, an investment in us.

We may be unable to raise additional capital needed to grow our business.

We need to raise additional capital to expand our operations, pursue our growth strategies and to respond to competitive pressures or working capital requirements. While we have an effective $500,000,000 at the market shelf registration statement, we may not be able to obtain additional debt or equity financing on favorable terms, which could impair our growth and adversely affect our existing operations. The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including diminished credit availability, rising interest and inflation rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. Such macroeconomic conditions could also make it more difficult for us to incur additional debt or obtain equity financing.

If we raise additional equity financing, our shareholders may experience significant dilution of their ownership interests, and the per share value of our Ordinary Shares could decline. Furthermore, if we engage in debt financing, the holders of debt likely would have priority over the holders of our Ordinary Shares on order of payment preference. We may be required to accept terms that restrict or limit our ability to, among other things:

●	Pay cash dividends to our stockholders, subject to certain limited exceptions;

●	Redeem or repurchase our ordinary shares or other equity;

●	Incur additional indebtedness;

●	Permit liens on assets;

●	Make certain investments (including through the acquisition of stock, shares, partnership or limited liability company interests, any loan, advance or capital contribution);

●	Sell, lease, license, lend or otherwise convey an interest in a material portion of our assets; and

●	Sell or otherwise issue ordinary shares or other capital stock subject to certain limited exceptions.

These restrictions may limit our ability to obtain additional financing, withstand downturns in our business or take advantage of business opportunities.

Our mining operating costs outpace our mining revenues, which could seriously harm our business or increase our losses.

Our mining operations are costly, and our expenses may increase in the future. We intend to use funds on hand and from shares sold under an effective registration statement to continue to purchase bitcoin mining machines if our operating costs are lower than the value of bitcoin. This expense increase may not be offset by a corresponding increase in revenue. Our expenses may be greater than we anticipate, and our investments to make our business more efficient may not succeed and may outpace monetization efforts. Increases in our costs without a corresponding increase in our revenue would increase our losses and could seriously harm our business and financial performance.

The properties included in our mining network may experience damage, including damage that is not covered by insurance.

As of December 31, 2024, our mining operations in the states of Texas, Kentucky and New York in the United States and Iceland are, and any future mining sites we may establish will be, subject to a variety of risks relating to physical condition and operation, including, but not limited to:

●	the presence of construction or repair defects or other structural or building damage;

●	any noncompliance with or liabilities under applicable environmental, health or safety regulations or requirements or building permit requirements;

●	any damage resulting from natural disasters, such as hurricanes, earthquakes, fires, floods and windstorms; and

●	claims by employees and others for injuries sustained at our properties.

For example, our mines could be rendered inoperable, temporarily or permanently, as a result of a fire or other natural disaster, the coronavirus or another pandemic, or by a terrorist or other attack. The security and other measures we take to protect against these risks may not be sufficient. Additionally, our mines could be materially adversely affected by a power outage or loss of access to the electrical grid or loss by the grid of cost-effective sources of electrical power generating capacity. Given the power requirements of our mines, it would not be feasible to run miners on back- up power generators in the event of a power outage. We do not have any insurance to cover the replacement cost of any lost or damaged miners, or any interruption of our mining activities. In the event of an uninsured loss, such mines may not be adequately repaired in a timely manner or at all, and we may lose some or all of the future revenues anticipated to be derived from such mines.

From time to time, our service providers have been unable to supply sufficient electric power for us to operate our miners, which has adversely affected our operations, causing us to relocate some or all of our miners to an alternative facility, which may have a less advantageous cost structure and our business and results of operations may suffer as a result.

We made a significant capital investment in purchasing second-hand miners in order to implement them rapidly to mine bitcoin at prices advantageous to us. Management believes, based on its knowledge of the industry, that the hosting agreements provided many advantages as opposed to other alternative arrangements. However, we have since been required to deploy or move our miners from their current hosting service providers to other mining facilities, and we may be forced to accept less advantageous terms. Further, during relocation to a new mining facility, we will not be able to operate our miners and therefore we will not be able to generate revenue.

From May until September 2022, power was offline at the Niagara Falls, New York facility hosted by Blockfusion, due to an explosion and subsequent fire. We have estimated the loss of revenue at the Blockfusion site through September 13, 2022 to be approximately $3,200,000. Our methodology is based on the historical rate for those impacted miners and the average bitcoin and ETH earned during the above period. Shortly after power was restored, the Company and Blockfusion received a notice from the City of Niagara Falls, New York directing Blockfusion to cease and desist its cryptocurrency mining activities at Blockfusion’s Niagara Falls facility. The loss of power at Blockfusion facilities has had a material adverse effect on our operations. We relocated our miners from Blockfusion facilities to Digihost, Soluna and Bitdeer after our service agreement with Blockfusion ended in September 2023.

During the same time, a portion of our miners were offline and power has only been partially used at our hosting partner Digihost’s facility at North Tonawanda, New York. Based on the historical miner model hosted by Digihost, we calculated our loss at Digihost (based on a hash rate of 60 TH/s and power consumption of 3000W) to be non-material in 2022. In 2023, we did not operate any miners at the Digihost’s North Tonawanda facility.

As a result of the bankruptcy filing by Compute North on September 22, 2022, as described above, we have experienced service disruptions.

If we are unable to secure sufficient power supply from the current hosting service providers, or if the current hosting service providers are unable to supply sufficient electric power, we may be forced to seek out alternative mining facilities. Should this occur, our operations may be disrupted, which may have a material adverse effect on our operations.

If our Hosting Agreements with the current hosting service providers in the U.S. and Canada are terminated, we may be forced to seek a replacement facility to operate our miners on acceptable terms; should this occur, our operations may be disrupted, which may have a material adverse effect on our operations.

Relocating our miners, as we did to migrate from China and from Compute North and Core Scientific facilities and Blockfusion and Blockbreakers facilities, required us to incur costs to transition to new facilities including, but not limited to, transportation expenses and insurance, downtime while we are unable to mine, legal fees to negotiate the new lease, de-installation at our current facility and, ultimately, installation at any new facility we identify. These costs may be substantial, and we cannot guarantee that we will be successful in transitioning our miners to a new facility. Since we are required to move our miners, our business may suffer, and our results of operations would be expected to be materially adversely affected.

The development and acceptance of cryptographic and algorithmic protocols governing the issuance of and transactions in digital assets is subject to a variety of factors that are difficult to evaluate.

The use of digital assets to, among other things, buy and sell goods and services and complete transactions, is part of a new and rapidly evolving industry that employs bitcoin assets based upon a computer-generated mathematical and/or cryptographic protocol. Large-scale acceptance of digital assets as a means of payment has not, and may never, occur. The growth of this industry in general, and the use of bitcoin, in particular, is subject to a high degree of uncertainty, and the slowing or stopping of the development or acceptance of developing protocols may occur unpredictably. The factors include, but are not limited to:

●	continued worldwide growth in the adoption and use of digital assets as a medium to exchange;

●	governmental and quasi-governmental regulation of digital assets and their use, or restrictions on or regulation of access to and operation of the network or similar bitcoin systems;

●	changes in consumer demographics and public tastes and preferences;

●	the maintenance and development of the open-source software protocol of the network;

●	the increased consolidation of contributors to the bitcoin blockchain through mining pools;

●	the availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies;

●	the use of the networks supporting digital assets for developing smart contracts and distributed applications;

●	general economic conditions and the regulatory environment relating to digital assets; and

●	negative consumer sentiment and perception of bitcoin specifically and digital assets generally.

The outcome of these factors could have negative effects on our ability to continue as a going concern or to pursue our business strategy at all, which could have a material adverse effect on our business, prospects or operations as well as potentially negative effect on the value of any bitcoin or other digital assets we mine or otherwise acquire or hold for our own account, which would harm investors in our securities.

Banks and financial institutions may not provide banking services, or may cut off services, to businesses that engage in cryptocurrency-related activities or that accept digital assets as payment, including financial institutions of investors in our securities.

A number of companies that engage in bitcoin and/or other bitcoin-related activities have been unable to find banks or financial institutions that are willing to provide them with bank accounts and other services. This is particularly true as a result of recent bank failures, which were connected to cryptocurrency activities. Similarly, a number of companies and individuals or businesses associated with digital assets may have had and may continue to have their existing bank accounts closed or services discontinued with financial institutions in response to government action, particularly in China, where regulatory response to digital assets has been to exclude their use for ordinary consumer transactions within its jurisdiction.

Subject to such restrictions, we also may be unable to obtain or maintain these services for our business. The difficulty that many businesses in our industry and in related industries have and may continue to have in finding banks and financial institutions willing to provide them services may now, and in the future, decrease the usefulness of digital assets as a payment system, harm public perception of digital assets and decrease their usefulness.

The usefulness of digital assets as a payment system and the public perception of digital assets could be damaged if banks or financial institutions were to close the accounts of businesses engaging in bitcoin and/or other bitcoin-related activities. This could occur as a result of compliance risk, cost, government regulation or public pressure. The risk applies to securities firms, clearance and settlement firms, national stock and derivatives on commodities exchanges, the over-the-counter market, and the Depository Trust Company, which, if any of such entities adopts or implements similar policies, rules or regulations, could negatively affect our relationships with financial institutions and impede our ability to convert digital assets to fiat currencies. Such factors could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations and harm investors.

Although we have developed systems and processes designed to protect the data we manage, prevent data loss and other security breaches, effectively respond to known and potential risks, and expect to continue to expend significant resources to bolster these protections, there can be no assurance that these security measures will provide absolute security or prevent breaches or attacks. We have experienced from time to time, and may experience in the future, breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities, or other irregularities. Unauthorized parties have attempted, and we expect that they will continue to attempt, to gain access to our systems and facilities, as well as those of our customers, partners, and third-party service providers, through various means, including hacking, social engineering, phishing, and attempting to fraudulently induce individuals (including employees, service providers, and our customers) into disclosing usernames, passwords, payment card information, or other sensitive information, which may, in turn, be used to access our information technology systems and our digital assets. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, and insiders. Certain threat actors may be supported by significant financial and technological resources, making them even more sophisticated and difficult to detect. As a result, our costs and the resources we devote to protecting against these advanced threats and their consequences may continue to increase over time.

We may suffer significant and adverse effects due to hacking or one or more adverse software events.

In order to minimize risk, we have established processes to manage wallets that are associated with our digital assets holdings. There can be no assurances that any processes we have adopted or will adopt in the future are or will be secure or effective, and we would suffer significant and immediate adverse effects if we suffered a loss of our digital assets due to an adverse software or cybersecurity event. We utilize several layers of threat reduction techniques, including: (i) the use of hardware wallets to store sensitive private key information; (ii) performance of transactions offline; and (iii) offline generation storage and use of private keys.

The Company is evaluating several third-party custodian wallet alternatives, but there can be no assurance that such services will be more secure than those the Company presently employs. Human error and the constantly evolving state of cybercrime and hacking techniques may render present security protocols and procedures ineffective in ways which we cannot predict. If our security procedures and protocols are ineffectual and our digital assets are compromised by cybercriminals, we may not have adequate recourse to recover our losses stemming from such compromise and we may lose much of the accumulated value of our bitcoin mining activities. This would have a material adverse impact on our business and operations.

The impact of geopolitical and economic events on the supply and demand for digital assets is uncertain.

Geopolitical crises may motivate large-scale purchases of bitcoin and other digital assets, which could increase the price of bitcoin and other digital assets rapidly. This may increase the likelihood of a subsequent price decrease as crisis-driven purchasing behavior dissipates, adversely affecting the value of our inventory following such downward adjustment. Such risks are similar to the risks of purchasing commodities in general uncertain times, such as the risk of purchasing, holding or selling gold. Alternatively, as an emerging asset class with limited acceptance as a payment system or commodity, global crises and general economic downturn may discourage investment in digital assets as investors focus their investment on less volatile asset classes as a means of hedging their investment risk.

As an alternative to fiat currencies that are backed by central governments, digital assets, which are relatively new, are subject to supply and demand forces. How such supply and demand will be impacted by geopolitical events is largely uncertain, but could be harmful to us and investors in our Ordinary Shares. Political or economic crises, including recent bank failures, may motivate large-scale acquisitions or sales of digital assets either globally or locally. Such events could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any bitcoin or any other digital assets we mine or otherwise acquire or hold for our own account.

Acceptance and/or widespread use of bitcoin is uncertain.

Currently, there is a relatively limited use of any bitcoin in the retail and commercial marketplace, thus contributing to price volatility that could adversely affect an investment in our securities. Banks and other established financial institutions may refuse to process funds for bitcoin transactions, process wire transfers to or from bitcoin exchanges, bitcoin-related companies or service providers, or maintain accounts for persons or entities transacting in bitcoin. Conversely, a significant portion of bitcoin demand is generated by investors seeking a long-term store of value or speculators seeking to profit from the short- or long-term holding of the asset. Price volatility undermines any bitcoin’s role as a medium of exchange, as retailers are much less likely to accept it as a form of payment. Market capitalization for a bitcoin as a medium of exchange and payment method may always be low.

The relative lack of acceptance of bitcoins in the retail and commercial marketplace, or a reduction of such use, limits the ability of end users to use them to pay for goods and services. Such lack of acceptance or decline in acceptances could have a material adverse effect on our ability to continue as a going concern or to pursue our business strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of bitcoins we mine or otherwise acquire or hold for our own account.

Transactional fees may decrease demand for bitcoin and prevent expansion.

Currently, miners receive both rewards of new bitcoin and transaction fees paid in bitcoin by persons engaging in bitcoin transactions on the bitcoin blockchain for being the first to solve bitcoin blocks. As the number of bitcoins currency rewards awarded for solving a block in a blockchain decreases, the incentive for miners to continue to contribute to the bitcoin network may transition from a set reward and transaction fees to solely transaction fees. This transition could be accomplished by miners independently electing to record in the blocks they solve only those transactions that include payment of the highest transaction fees. If transaction fees paid for bitcoin transactions become too high, the marketplace may be reluctant to accept bitcoin as a means of payment and existing users may be motivated to switch from bitcoin to another digital asset or to fiat currency. Either the requirement from miners of higher transaction fees in exchange for recording transactions in a blockchain or a software upgrade that automatically charges fees for all transactions may decrease demand for bitcoin and prevent the expansion of the bitcoin network to retail merchants and commercial businesses, resulting in a reduction in the price of bitcoin that could adversely impact an investment in our securities. Decreased use of and demand for bitcoin may adversely affect its value and result in a reduction in the price of bitcoin and, consequently, the value of our Ordinary Shares.

The decentralized nature of the governance of bitcoin systems may lead to ineffective decision making that slows development or prevents a network from overcoming emergent obstacles. Governance of many bitcoin systems is by voluntary consensus and open competition with no clear leadership structure or authority. To the extent lack of clarity in corporate governance of bitcoin systems leads to ineffective decision making that slows development and growth of such digital assets, the value of our Ordinary Shares may be adversely affected.

There is a lack of liquid markets for digital assets, and blockchain/bitcoin-based assets are susceptible to potential manipulation.

Digital assets that are represented and trade on a ledger-based platform may not necessarily benefit from viable trading markets. Stock exchanges have listing requirements and vet issuers; requiring them to be subjected to rigorous listing standards and rules and monitor investors transacting on such platform for fraud and other improprieties. These conditions may not necessarily be replicated on a distributed ledger platform, depending on the platform’s controls and other policies. As described above under “Unfavorable Digital Asset Market Conditions,” recent bankruptcies in the digital assets industry involved platforms which were not publicly listed without regulatory supervision. The laxer a distributed ledger platform is about vetting issuers of bitcoin assets or users that transact on the platform, the higher the potential risk for fraud or the manipulation of the ledger due to a control event. These factors may decrease liquidity or volume or may otherwise increase volatility of investment securities or other assets trading on a ledger-based system, which may adversely affect us. Such circumstances could have a material adverse effect on our ability to continue as a going concern or to pursue our business strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any bitcoin or other digital assets we mine or otherwise acquire or hold for our own account and harm investors.

Our operations, investment strategies and profitability may be adversely affected by competition from other methods of investing in digital assets.

We compete with other users and/or companies that are mining digital assets and other potential financial vehicles, including securities backed by or linked to digital assets through entities similar to us. Market and financial conditions, and other conditions beyond our control, may make it more attractive to invest in other financial vehicles, or to invest in digital assets directly, which could limit the market for our shares and reduce their liquidity. The emergence of other financial vehicles and exchange-traded funds have been scrutinized by regulators and such scrutiny and the negative impressions or conclusions resulting from such scrutiny could be applicable to us and impact our ability to successfully pursue our business strategy or operate at all, or to maintain a public market for our securities. Such circumstances could have a material adverse effect on our ability to continue as a going concern or to pursue our business strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any bitcoin or other digital assets we mine or otherwise acquire or hold for our own account, and harm investors.

The development and acceptance of competing blockchain platforms or technologies may cause consumers to use alternative distributed ledgers or other alternatives.

The development and acceptance of competing blockchain platforms or technologies may cause consumers to use alternative distributed ledgers or an alternative to distributed ledgers altogether. Our business utilizes presently existent digital ledgers and blockchains and we could face difficulty adapting to emergent digital ledgers, blockchains, or alternatives thereto. This may adversely affect us and our exposure to various blockchain technologies and prevent us from realizing the anticipated profits from our investments. Such circumstances could have a material adverse effect on our ability to continue as a going concern or to pursue our business strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any bitcoin or other digital assets we mine or otherwise acquire or hold for our own account, and harm investors.

Our digital assets may be subject to loss, theft or restriction on access.

There is a risk that some or all of our digital assets, including bitcoin, ETH, liquid staking tokens and/or USD Coin could be lost, stolen or destroyed. Digital assets are stored in platforms commonly referred to as “wallets” by holders of bitcoins which may be accessed to exchange a holder’s bitcoin assets. Access to our digital assets could also be restricted by cybercrime (such as a denial-of-service attack) against a service at which we maintain a hosted hot wallet. We believe that our digital assets will be an appealing target to hackers or malware distributors seeking to destroy, damage or steal our digital assets. See Risk Factor “Cyberattacks and security breaches of our system, or those impacting our third parties, could adversely impact our brand and reputation and our business, operating results, and financial condition.” A hot wallet refers to any bitcoin wallet that is connected to the Internet. Generally, hot wallets are easier to set up and access than wallets in cold storage, but they are also more susceptible to hackers and other technical vulnerabilities. Cold storage refers to any bitcoin wallet that is not connected to the Internet. Cold storage is generally more secure from external attack than hot storage but is not ideal for quick or regular transactions and we may experience lag time in our ability to respond to market fluctuations in the price of our bitcoin assets. Moreover, cold storage may increase the risk of internal theft or malfeasance. We hold our digital assets in hot and cold wallets through third party custodians to reduce the risk of external malfeasance, but the risk of loss of our bitcoin assets cannot be wholly eliminated. If any of our bitcoin were lost or stolen, it is unlikely that we would ever be able to recover such bitcoin.

In addition, the Company participates in the Foundry USA Mining Pool (“Foundry”). Foundry is a mining pool operator which provides the Company with a digital currency mining pool. While Foundry does not provide wallet or custodial services, it deposits bitcoin rewards to our custodian wallet addresses. Accordingly, the risk of loss or theft of digital assets when Foundry transfers bitcoin rewards in a custodian account is no different than any other transfer from one wallet to another.

Hackers or malicious actors may launch attacks to steal, compromise or secure digital assets, such as by attacking the digital asset network source code, exchange miners, third-party platforms, cold and hot storage locations or software, our general computer systems or networks, or by other means. We cannot guarantee that we will prevent loss, damage or theft, whether caused intentionally, accidentally or by act of God. Access to our digital assets could also be restricted by natural events (such as an earthquake or flood) or human actions (such as a terrorist attack). We may be in control and possession of one of the more substantial holdings of digital assets. As we increase in size, we may become a more appealing target of hackers, malware, cyber-attacks or other security threats. Any of these events may adversely affect our operations and, consequently, our investments and profitability. The loss or destruction of a private key required to access our digital wallets may be irreversible and we may be denied access for all time to our digital asset holdings held in those compromised wallets. Our loss of access to our private keys or our experience of a data loss relating to our digital wallets could adversely affect our investments and assets.

Digital assets are controllable only by the possessor of both the unique public and private keys relating to the local or online digital wallet in which they are held, which wallet’s public key or address is reflected in the network’s public blockchain. We will publish the public key relating to digital wallets in use when we verify the receipt of transfers and disseminate such information into the network, but we will need to safeguard the private keys relating to such digital wallets. To the extent such private keys are lost, destroyed or otherwise compromised, we will be unable to access our bitcoin rewards and such private keys may not be capable of being restored by any network. Any loss of private keys relating to digital wallets used to store our digital assets could have a material adverse effect on our ability to continue as a going concern or to pursue our business strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any bitcoin or other digital assets we mine or otherwise acquire or hold for our own account.

It is possible that, through computer or human error, theft or criminal action, our digital assets could be transferred in incorrect amounts or to unauthorized third parties or accounts. In general, digital asset transactions are irrevocable, and stolen or incorrectly transferred digital assets may be irretrievable, and we may have extremely limited or no effective means of recovering such digital assets.

We safeguard and keep private our digital assets, including the bitcoin that we mine, by utilizing storage solutions provided by Cactus Custody and Fireblocks (see “Summary of Information – Custodian Accounts”), which requires multi-factor authentication. While we are confident in the security of our digital assets held by Cactus Custody and Fireblocks, given the broader market conditions, there can be no assurance that other digital asset market participants, including Cactus Custody and Fireblocks as our custodian, will not ultimately be impacted. We continue to monitor the digital assets industry as a whole, although it is not possible at this time to predict all of the risks stemming from these events that may result to us, our service providers, our counterparties, and the broader industry as a whole.

Incorrect or fraudulent bitcoin transactions may be irreversible.

Bitcoin transactions are irrevocable and stolen or incorrectly transferred digital assets may be irretrievable. As a result, any incorrectly executed or fraudulent bitcoin transactions could adversely affect our investments and assets.

Bitcoin transactions are not, from an administrative perspective, reversible without the consent and active participation of the recipient of the digital assets from the transaction. In theory, bitcoin transactions may be reversible with the control or consent of a majority of processing power on the network, however, we do not now, nor is it feasible that we could in the future, possess sufficient processing power to affect this reversal. Once a transaction has been verified and recorded in a block that is added to a blockchain, an incorrect transfer of a bitcoin or a theft thereof generally will not be reversible, and we may not have sufficient recourse to recover our losses from any such transfer or theft. It is possible that, through computer or human error, or through theft or criminal action, our bitcoin rewards could be transferred in incorrect amounts or to unauthorized third parties, or to uncontrolled accounts. Further, according to the SEC, at this time, there is no specifically enumerated U.S. or foreign governmental, regulatory, investigative or prosecutorial authority or mechanism through which to bring an action or complaint regarding missing or stolen bitcoin. We are, therefore, presently reliant on existing private investigative entities, such as Chainalysis and Kroll, to investigate any potential loss of our bitcoin assets. These third-party service providers rely on data analysis and compliance of ISPs with traditional court orders to reveal information such as the IP addresses of any attackers who may have targeted us. To the extent that we are unable to recover our losses from such action, error or theft, such events could have a material adverse effect on our ability to continue as a going concern or to pursue our business strategy at all, which could have a material adverse effect on our business, prospects or operations of and potentially the value of any bitcoin or other digital assets we mine or otherwise acquire or hold for our own account.

Our reliance primarily on a few models of miners may subject our operations to increased risk of mining failure.

The performance and reliability of our miners and our technology is critical to our reputation and our operations. Because we currently use MicroBT and Bitmain miners, if there are issues with those machines, our entire system could be affected. Any system error or failure may significantly delay response times or even cause our system to fail. Any disruption in our ability to continue mining could result in lower yields and harm our reputation and business. Any exploitable weakness, flaw, or error common to MicroBT and Bitmain miners affects all our miners, and if a defect other flaw is exploited, our entire mining operations could go offline simultaneously. Any interruption, delay or system failure could result in financial losses, a decrease in the trading price of our Ordinary Shares and/or damage to our reputation.

The Company’s reliance on a third-party mining pool service provider for our mining revenue payouts may have a negative impact on the Company’s operations.

We use third–party mining pools to receive our mining rewards from the network. Mining pools allow miners to combine their processing power, increasing their chances of solving a block and getting paid by the network. The rewards are distributed by the pool operator, proportionally to our contribution to the pool’s overall mining power, used to generate each block. Should the pool operator’s system suffer downtime due to a cyberattack, software malfunction or other similar issues, it will negatively impact our ability to mine and receive revenue. Furthermore, we are dependent on the accuracy of the mining pool operator’s record keeping to accurately record the total processing power provided to the pool for a given bitcoin mining application in order to assess the proportion of that total processing power we provided. While we have internal methods of tracking both our power provided and the total used by the pool, the mining pool operator uses its own record-keeping to determine our proportion of a given reward. We have little means of recourse against the mining pool operator if we determine the proportion of the reward paid out to us by the mining pool operator is incorrect, other than leaving the pool. If we are unable to consistently obtain accurate proportionate rewards from our mining pool operators, we may experience reduced reward for our efforts, which would have an adverse effect on our business and operations.

The limited rights of legal recourse available to us and our lack of insurance protection for risk of loss of our digital assets exposes us and our shareholders to the risk of loss of our digital assets for which no person may ultimately be held liable and we may not be able to recover our losses.

The digital assets held by us are not insured. Further, banking institutions will not accept our digital assets and they are therefore not insured by the Federal Deposit Insurance Corporation (“FDIC”) or the Securities Investor Protection Corporation (“SIPC”). Therefore, a loss may be suffered with respect to our digital assets which is not covered by insurance and we may not be able to recover any of our carried value in these digital assets if they are lost or stolen or suffer significant and sustained reduction in conversion spot price. If we are not otherwise able to recover damages from a malicious actor in connection with these losses, our business and results of operations may suffer, which may have a material negative impact on our share price.

Currently, we do not have any insurance to cover our digital assets or mining equipment. The market for such insurance is in the early stages and we intend to purchase such insurance in the future. One of our digital asset custodians, Cactus Custody, is self-insured for $4 million plus annual additions. Any uninsured losses may have an adverse effect on our results of operations and/or financial condition. Fireblocks offers Fireblocks Institutional Digital Asset Program which is insured by leading insurance companies which are A.M. Bests rated “A” (excellent). There is an aggregate of $30,000,000 digital asset crime insurance for theft of digital assets, external breach of Fireblocks’ software or any malicious or intentional misbehavior or fraud by employees. Fireblocks has $12,500,000 of aggregate insurance for errors and omissions; professional liability insurance and cyber/privacy liability insurance.

Digital assets face significant scaling obstacles that can lead to high fees or slow transaction settlement times.

Digital assets face significant scaling obstacles that can lead to high fees or slow transaction settlement times and attempts to increase the volume of transactions may not be effective. Scaling digital assets is essential to the widespread acceptance of digital assets as a means of payment, which widespread acceptance is necessary to the continued growth and development of our business. Many bitcoin networks face significant scaling challenges. For example, digital assets are limited with respect to how many transactions can occur per second. Participants in the bitcoin ecosystem debate potential approaches to increasing the average number of transactions per second that the network can handle and have implemented mechanisms or are researching ways to increase scale, such as increasing the allowable sizes of blocks, and therefore the number of transactions per block, and sharding (a horizontal partition of data in a database or search engine), which would not require every single transaction to be included in every single miner’s or validator’s block. However, there is no guarantee that any of the mechanisms in place or being explored for increasing the scale of settlement of bitcoin transactions will be effective, or how long they will take to become effective, which could adversely affect an investment in our securities.

The price of digital assets may be affected by the sale of such digital assets by other vehicles investing in digital assets or tracking bitcoin markets.

The global market for digital assets is characterized by supply constraints that differ from those present in the markets for commodities or other assets such as gold and silver. The mathematical protocols under which certain digital assets are mined permit the creation of a limited, predetermined amount of currency, while others have no limit established on total supply. To the extent that other vehicles investing in digital assets or tracking digital assets markets form and come to represent a significant proportion of the demand for digital assets, large redemptions of the securities of those vehicles and the subsequent sale of digital assets by such vehicles could negatively affect digital asset prices and therefore affect the value of the digital asset inventory (i.e., bitcoin and ETH) we hold. The recent introduction of a spot bitcoin exchange traded fund (“ETF”) and the pending approval of an ETH ETF may attract speculative traders who seek short-term gains based on price movements. This increased speculative activity could lead to short-term price volatility. Such events could have a material adverse effect on our ability to continue as a going concern or to pursue our business strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any digital assets we mine or otherwise acquire or hold for our own account.

There are risks related to technological obsolescence, the vulnerability of the global supply chain for bitcoin hardware disruption, and difficulty in obtaining new hardware which may have a negative effect on our business.

Our mining operations can only be successful and ultimately profitable if the costs, including hardware and electricity costs, associated with mining digital assets are lower than the price of a bitcoin. As our mining facility operates, our miners experience ordinary wear and tear, and may also face more significant malfunctions caused by a number of extraneous factors beyond our control. We have purchased second-hand miners from third parties. The degradation of our miners requires us to, over time, replace those miners which are no longer functional. Additionally, as the technology evolves, we are required to acquire newer models of miners to remain competitive in the market. Reports have been released which indicate that miner manufacturers or sellers adjust the prices of their miners according to bitcoin prices, so the cost of new machines is unpredictable but could be extremely high. As a result, at times, we may obtain miners and other hardware from third parties at premium prices, to the extent they are available. This upgrading process requires substantial capital investment, and we may face challenges. Further, the global supply chain for bitcoin miners is presently heavily dependent on China-based manufacturers. In addition, there have been shortages of the semiconductors which are key components in miner production. The global reliance on China as a main supplier of bitcoin miners has been called into question, particularly in the wake of the COVID-19 pandemic. Should similar outbreaks or other disruptions to the China-based global supply chain for bitcoin hardware on the spot market or otherwise occur, we may not be able to obtain adequate replacement parts for our existing miners or to obtain additional miners from the manufacturer or third parties on a timely basis. Such events could have a material adverse effect on our ability to pursue our business strategy, which could have a material adverse effect on our business and the value of our Ordinary Shares.

The bitcoin we mine is subject to halving; the bitcoin reward for successfully uncovering a block will halve several times in the future and bitcoin’s value may not adjust to compensate us for the reduction in the rewards we receive from our mining efforts.

Halving is a process designed to control the overall supply and reduce the risk of inflation in digital assets using a proof-of-work consensus algorithm. At a predetermined block, the mining reward is cut in half, hence the term “halving.” For bitcoin, the reward was initially set at 50 bitcoin currency rewards per block and this was cut in half to 25 on November 28, 2012 at block 210,000 and again to 12.5 on July 9, 2016 at block 420,000. The next halving for bitcoin occurred in May 2020 at block 630,000 when the reward was reduced to 6.25. This reward rate was halved during April 2024 to 3.125 bitcoin per new block and will continue to halve at approximately four-year intervals until all potential 21 million bitcoin have been mined. If the award of bitcoin rewards for solving blocks and transaction fees are not sufficiently high, we may not have an adequate incentive to continue mining and may cease our mining operations. Halving may result in a reduction in the aggregate hash rate of the bitcoin network as the incentive for miners decreases. Miners ceasing operations would reduce the collective processing power on the network, which would adversely affect the confirmation process for transactions (i.e., temporarily decreasing the speed at which blocks are added to a blockchain until the next scheduled adjustment in difficulty for block solutions) and make bitcoin networks more vulnerable to a malicious actor or botnet obtaining control in excess of 50% of the processing power active on a blockchain, potentially permitting such actor or botnet to manipulate a blockchain in a manner that adversely affects the network and our activities. A reduction in confidence in the confirmation process or processing power of the network could result and be irreversible. Such events could have a material adverse effect on our ability to continue to pursue our business strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any bitcoin or other digital assets we mine, whether now or in the future, or otherwise acquire or hold for our own account. While bitcoin prices have had a history of price fluctuations around the halving of its bitcoin rewards, there is no guarantee that the price change will be favorable or would compensate for the reduction in mining reward. If a corresponding and proportionate increase in the trading price of bitcoin does not follow these anticipated halving events, the revenue we earn from our mining operations would see a corresponding decrease, which would have a material adverse effect on our business and operations.

The impact of social media and influencers on the price for digital assets is uncertain.

Renowned persons, including social media influencers, may publicly discuss their holdings (or the holdings of companies with which they are affiliated) of bitcoin or their intent to buy or sell large quantities of bitcoin. This may have a dramatic impact on the price of bitcoin, both up and down. At a minimum, these public statements delivered through social media, such as X (formerly Twitter), may cause the price of bitcoin to experience significant volatility. These episodes could have a material adverse impact on the value of our bitcoin holdings as well as the prices of bitcoin that we may sell.

We may not be able to realize the benefits of forks.

To the extent that a significant majority of users and miners on a bitcoin network install software that changes the bitcoin network or properties of a bitcoin, including the irreversibility of transactions and limitations on the mining of new bitcoin, the bitcoin network would be subject to new protocols and software. However, if less than a significant majority of users and miners on the bitcoin network consent to the proposed modification, and the modification is not compatible with the software prior to its modification, the consequence would be what is known as a “fork” of the network, with one prong running the pre-modified software and the other running the modified software. The effect of such a fork would be the existence of two versions of the bitcoin running in parallel yet lacking interchangeability and necessitating exchange-type transaction to convert currencies between the two forks. Additionally, it may be unclear following a fork which fork represents the original asset and which is the new asset. Different metrics adopted by industry participants to determine which is the original asset include: referring to the wishes of the core developers of bitcoin, blockchains with the greatest amount of hashing power contributed by miners or validators; or blockchains with the longest chain. A fork in the network of a particular bitcoin could adversely affect an investment in our Company or our ability to operate.

We may not be able to realize the economic benefit of a fork, either immediately or ever, which could adversely affect an investment in our securities. If we hold a bitcoin at the time of a hard fork into two digital assets, industry standards would dictate that we would be expected to hold an equivalent amount of the old and new assets following the fork. However, we may not be able, or it may not be practical, to secure or realize the economic benefit of the new asset for various reasons. For instance, we may determine that there is no safe or practical way to custody the new asset, that trying to do so may pose an unacceptable risk to our holdings in the old asset, or that the costs of taking possession and/or maintaining ownership of the new bitcoin exceed the benefits of owning the new bitcoin. Additionally, laws, regulation or other factors may prevent us from benefitting from the new asset even if there is a safe and practical way to custody and secure the new asset.

There is a possibility of bitcoin mining algorithms transitioning to proof of stake validation and other mining related risks, which could make us less competitive and ultimately adversely affect our business and the value of our shares.

The protocol pursuant to which transactions are confirmed automatically on the bitcoin blockchain through mining is known as proof-of-work (or PoW). Proof-of-stake (or PoS) is an alternative method in validating digital asset transactions, such as Ethereum. The shift from a proof-of-work validation method to a PoS method, mining requires less energy and may render any company that maintains advantages in the current climate (for example, from lower priced electricity, processing, real estate, or hosting) less competitive. We, as a result of our efforts to optimize and improve the efficiency of our bitcoin mining operations, may be exposed to the risk in the future of losing the benefit of our capital investments and the competitive advantage we hope to gain from this as a result, and may be negatively impacted by a switch to proof-of-stake validation. This may additionally have an impact on other various investments of ours. Such events could have a material adverse effect on our ability to continue as a going concern or to pursue our business strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any bitcoin or other digital assets we mine or otherwise acquire or hold for our own account.

To the extent that the profit margins of bitcoin mining operations are not high, operators of bitcoin mining operations are more likely to immediately sell bitcoin rewards earned by mining in the market, thereby constraining growth of the price of bitcoin that could adversely impact us, and similar actions could affect other digital assets.

Over the past several years, bitcoin mining operations have evolved from individual users mining with computer processors, graphics processing units and first-generation ASIC servers. Currently, new processing power is predominantly added by incorporated and unincorporated “professionalized” mining operations. Professionalized mining operations may use proprietary hardware or sophisticated ASIC machines acquired from ASIC manufacturers. They require the investment of significant capital for the acquisition of this hardware, the leasing of operating space (often in data centers or warehousing facilities), incurring of electricity costs and the employment of technicians to operate the mining farms. As a result, professionalized mining operations are of a greater scale than prior miners and have more defined and regular expenses and liabilities. These regular expenses and liabilities require professionalized mining operations to maintain profit margins on the sale of bitcoin. To the extent the price of bitcoin declines and such profit margin is constrained, professionalized miners are incentivized to more immediately sell bitcoin earned from mining operations, whereas it is believed that individual miners in past years were more likely to hold newly mined bitcoin for more extended periods. The immediate selling of newly mined bitcoin greatly increases the trading volume of bitcoin, creating downward pressure on the market price of bitcoin rewards.

The extent to which the value of bitcoin mined by a professionalized mining operation exceeds the allocable capital and operating costs determines the profit margin of such operation. A professionalized mining operation may be more likely to sell a higher percentage of its newly mined bitcoin rapidly if it is operating at a low profit margin and it may partially or completely cease operations if its profit margin is negative. In a low profit margin environment, a higher percentage could be sold more rapidly, thereby potentially depressing bitcoin prices. Lower bitcoin prices could result in further tightening of profit margins for professionalized mining operations creating a network effect that may further reduce the price of bitcoin until mining operations with higher operating costs become unprofitable forcing them to reduce mining power or cease mining operations temporarily.

If a malicious actor or botnet obtains control of more than 50% of the processing power on a bitcoin network, or 33% or more share of the Ethereum Validators, such actor or botnet could manipulate blockchains to adversely affect us, which would adversely affect an investment in us or our ability to operate.

If a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains a majority of the processing power dedicated to mining a bitcoin, or the ability to valuate Ethereum transactions, it may be able to alter blockchains on which transactions of bitcoin or 33% or more of ETH reside and rely by constructing fraudulent blocks or preventing certain transactions from completing in a timely manner, or at all. The malicious actor or botnet could control, exclude or modify the ordering of transactions, though it is believed that it could not generate new units or transactions using such control. The malicious actor could “double-spend” its own digital asset (i.e., spend the same digital asset in more than one transaction) and prevent the confirmation of other users’ transactions for as long as it maintained control. To the extent that such malicious actor or botnet yields its control of the processing power on the network or the bitcoin and/or Ethereum communities do not reject the fraudulent blocks as malicious, reversing any changes made to blockchains may not be possible. The foregoing description is not the only means by which the entirety of blockchains or digital assets may be compromised but is only an example.

Although there are no known reports of malicious activity or control of blockchains achieved through controlling over 50% of the processing power on the bitcoin network, it is believed that certain mining pools may have exceeded the 50% threshold in bitcoin. The possible crossing of the 50% threshold for bitcoin or 33% for Ethereum indicates a greater risk that a single mining pool could exert authority over the validation of digital asset transactions. To the extent that the digital asset ecosystem, and the administrators of mining pools, do not act to ensure greater decentralization of digital asset mining processing power, the feasibility of a malicious actor obtaining control of the processing power will increase because the botnet or malicious actor could compromise more than the threshold and thereby gain control of the blockchain, whereas if the blockchain remains decentralized it is inherently more difficult for the botnet of malicious actor to aggregate enough processing power to gain control of the blockchain, which may adversely affect an investment in our Ordinary Shares. Such lack of controls and responses to such circumstances could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any bitcoin or other digital assets we mine or otherwise acquire or hold for our own account, and harm investors.

We are subject to risks associated with our need for significant electrical power. Government regulators may potentially restrict the ability of electricity suppliers to provide electricity to mining operations, such as ours.

The operation of a bitcoin or other digital asset mine can require massive amounts of electrical power. Further, our mining operations can only be successful and ultimately profitable if the costs, including electrical power costs, associated with mining a bitcoin are lower than the price of a bitcoin. As a result, any mine we establish can only be successful if we can obtain sufficient electrical power for that mine on a cost-effective basis, and our establishment of new mines requires us to find locations where that is the case. There may be significant competition for suitable mine locations, and government regulators may potentially restrict the ability of electricity suppliers to provide electricity to mining operations in times of electricity shortage or may otherwise potentially restrict or prohibit the provision or electricity to mining operations.

Any shortage of electricity supply or increase in electricity cost in a jurisdiction may negatively impact the viability and the expected economic return for bitcoin mining activities in that jurisdiction. In addition, the significant consumption of electricity may have a negative environmental impact, including contribution to climate change, which may give rise to public opinion against allowing the use of electricity for bitcoin mining activities or government measures restricting or prohibiting the use of electricity for bitcoin mining activities.

We may not adequately respond to price fluctuations and rapidly changing technology, which may negatively affect our business.

Competitive conditions within the digital asset industry require that we use sophisticated technology in the operation of our business. The industry for blockchain technology is characterized by rapid technological changes, new product introductions, enhancements and evolving industry standards. New technologies, techniques or products could emerge that might offer better performance than the software and other technologies we currently utilize, and we may have to manage transitions to these new technologies to remain competitive. We may not be successful, generally or relative to our competitors in the digital asset industry, in timely implementing new technology into our systems, or doing so in a cost-effective manner. During the course of implementing any such new technology into our operations, we may experience system interruptions and failures during such implementation. Furthermore, there can be no assurances that we will recognize, in a timely manner or at all, the benefits that we may expect as a result of our implementing new technology into our operations. As a result, our business and operations may suffer, and there may be adverse effects on the price of our Ordinary Shares.

The value of stable coins that we hold may be subject to volatility and risk of loss

As of December 31, 2024, we held approximately $0.4 million in USD Coin, a stablecoin issued by Circle Internet Financial Public Limited Company (“Circle”) that is backed by dollar denominated assets held by the issuer in segregated accounts with U.S. regulated financial institutions. Stablecoins such as USD Coin are usually backed by the U.S. Dollar and other short-dated U.S. government obligations, and are usually pegged to the U.S. dollar. On March 9, 2023, as a result of the closure of Silicon Valley Bank (“SVB”), Circle announced that $3.3 billion of its roughly $40 billion USD Coin reserves were held at SVB. As a result, Circle depegged the USD Coin from its $1.00 peg, trading as low as $0.87. In January 2024, Coindesk reported that Circle’s USDC dollar-pegged stablecoin fell to as low at $0.74 on three separate occasions following a marketwide sell-off spurred by a report casting doubt over whether a spot bitcoin ETF will be approved. Such a risk may result in the sell-off of USD Coin and volatility as to the value of stablecoins, which would expose us to risk of potential loss and could have a material adverse effect on our ability to raise new funding and on our business, financial condition, and results of operations and prospects.

Ethereum Risk Factors

Risks Associated with Staking on Ethereum 2.0

In connection with the transition of the Ethereum network from PoW to PoS, which occurred on September 15, 2022, when the Ethereum Mainnet merged with the PoS Beacon Chain (the “Merge”), the Company is deploying Ethereum (ETH) to the beacon chain with a view to earning an ETH-denominated return thereon. On April 12, 2023, Ethereum’s Shanghai hard fork, also referred to as “Shapella,” has been finalized, enabling withdrawals for users who have “staked” their ETH to secure and validate transactions on the blockchain.

In addition, by running a validator node, the Company will be exposed to the risk of loss of its staked digital assets if it equivocates or fails to operate the node in accordance with applicable protocol rules, as the Company’s digital assets may be “slashed” or inactivity penalties may be applied if the validator node “double signs” or is offline for a prescribed period of time. Disputes on a liquid staking provider may lead to the value of staking assets diverging from ETH or failure to exit the liquid staking position. The Company intends to mitigate this risk by utilizing experienced service providers such as Figment for native staking and by carefully monitoring the staking activities performed by the Company in reliance on such services.

Risks under the Federal securities laws associated with Staking

The Merge and the switch from PoW to PoS did not change our characterization of ETH as a digital asset. We intend to hold our staked ETH for our own account. In the event we exchange ETH for other digital assets (such as liquid staking tokens) which may be deemed to be securities, it would be for our own account. In all instances, we will perform a risk-based analysis to evaluate whether the digital asset may be deemed to be a “security” under the Federal securities laws prior to mining the digital asset. We do not believe if we hold for our own account a particular digital asset which may be deemed to be a security, it will be a risk to our business operations. Nevertheless, we will continue to implement a compliance infrastructure to ensure full compliance with the federal securities laws. In the event our staking program is found to not be in compliance with the federal securities laws, we could face legal or regulatory consequences. We would also need to undertake a regulatory review to ensure compliance with the Federal securities laws if and when we decide to offer staking-as-a-service for value to individuals. The Company would need to install a fully compliant organic infrastructure or hire third-party contractors.

Speculative and Volatile Nature of ETH

To date, the Company has deployed a portion of the capital it has raised into ETH. The price of ETH is subject to significant volatility. In addition, there is no guarantee that the Company will be able to sell its ETH at prices quoted on various cryptocurrency trading platforms or at all if it determines to do so. The supply of ETH is currently controlled by the source code of the Ethereum platform, and there is a risk that the developers of the code and the participants in the Ethereum network could develop and/or adopt new versions of the Ethereum software that significantly increase the supply of ETH in circulation, negatively impacting the trading price of ETH. Any significant decrease in the price of ETH may materially and adversely affect the value of the Company’s securities and, in turn, the Company’s business and financial condition.

The ETH markets are sensitive to new developments, and since volumes are still maturing, any significant changes in market sentiment (by way of sensationalism in the media or otherwise) can induce large swings in volume and subsequent price changes. Such volatility can adversely affect the business and financial condition of the Company.

Momentum pricing typically is associated with growth stocks and other assets whose valuation, as determined by the public, accounts for anticipated future appreciation in value. The Company believes that momentum pricing of ETH has resulted, and may continue to result, in speculation regarding future appreciation in the value of ETH, inflating and making more volatile the value of ETH. As a result, ETH may be more likely to fluctuate in value due to changing investor confidence in future appreciation, which could adversely affect the business and financial condition of the Company.

Underlying Value Risk

ETH represents a relatively new form of digital value that is still being digested by society. Its underlying value is driven by its utility as a store of value, means of exchange, and unit of account, and notably, the demand for ETH within various use cases of the Ethereum network. Just as oil is priced by the supply and demand of global markets, as a function of its utility to, for instance, power machines and create plastics, so too is ETH priced by the supply and demand of global markets for its own utility within Ethereum’s use cases. There is a risk if we are working through a staking pool to valuate ETH investors. We rely upon a pool operator to run the validator. There is a counterparty risk that the party with which we trust our assets may not uphold their side of the deal and fees or penalties may be assessed to the pool. These fees are typically assessed if the pool operator has downtime or dishonest actions. Finally, blockchains are new technologies and there is always an outside risk of a catastrophic chain failure that could put locked or staked funds at risk. The speculative and volatile nature of ETH and blockchain may materially and adversely affect the value of the Company’s securities.

The staked ETH is subject to the volatility risks set forth under “Speculative and Volatile Nature of ETH” and the risks related to hacking set forth above under “Cyberattacks and security breaches of our system, or those impacting our third parties, could adversely impact our brand and reputation and our business, operating results, and financial condition” that could result in a loss of staked ETH.

The risks involved with liquid staking differ from direct staking. Liquid staking allows participants, including the Company, to maintain the liquidity of their digital assets while still earning staking rewards. However, it is subject to the following consequence risks apart from direct staking:

●	Liquid staking requires a certain level of technical expertise to manage the staking process effectively. This can be a barrier for some investors, particularly those who are new to the world of digital asset investing.

●	The price of the staked derivative may decrease from its original price. This may happen because the new token has a lower market price.

●	In we lose our liquid token, we will also lose our staked token. This can result from bad trades, rebalancing losses when farming in liquidity pools, and liquidations at lending protocols.

●	Token holders will likely choose to stake their tokens on liquid staking protocols. As a result, the balance of validator shares taking part in the network may be disrupted, giving room for undue control from more powerful validators.

Development of the Ethereum Platform

The Ethereum platform is an open-source project being developed by a network of software developers, including Vitalik Buterin, a founder of Ethereum. Mr. Buterin or another key participant within the core development group could cease to be involved with the Ethereum platform. Factions could form within the Ethereum community, resulting in different and competing versions of Ethereum being adopted by network participants. Furthermore, network participants running the Ethereum software may choose not to update their versions of the software, resulting in different versions of the Ethereum software running on the network. Any of the foregoing developments could have a significant negative impact on the viability and overall health of the Ethereum platform, the value of ETH and the Company’s business model and assets.

The beacon chain (the PoS successor to the Ethereum PoW chain) launched in December 2020 and the “merging” of the Ethereum PoW chain into Ethereum 2.0 occurred on September 15, 2022. In addition, Ethereum’s Shanghai hard fork, also referred to as “Shapella,” has been finalized on April 12, 2023, enabling withdrawals for users who have “staked” their ETH to secure and validate transactions on the blockchain. Although management believes that these changes to the Ethereum platform will positively impact its potential for mainstream adoption, no assurance can be given that such impact will materialize. If the Company cannot successfully anticipate and react to the impacts of this shift, its business and results of operations may be adversely affected.

Uncertainty Regarding the Growth of Blockchain and Web 3 Technologies

The further development and use of blockchain, Web 3 technologies and digital assets are subject to a variety of factors that are difficult to evaluate and predict, many of which are beyond the Company’s control. The slowing or stopping of the development or acceptance of blockchain networks, specifically Ethereum, and blockchain assets would be expected to have a material adverse effect on the Company. Furthermore, blockchain and Web 3 technologies, including Ethereum, may never be implemented to a scale that provides identifiable economic benefit to blockchain-based businesses, including the Company.

The Ethereum network and ETH as digital asset have a limited history. Due to this short history, it is not clear how all elements of ETH will unfold over time, specifically with regard to governance between miners, developers and users, as well as the long-term security model as the rate of inflation of ETH decreases. Since the ETH community has successfully navigated a considerable number of technical and political challenges since its inception, the Company believes that it will continue to engineer its way around future challenges. The history of open-source software development would indicate that vibrant communities are able to change the software under development at a pace sufficient to stay relevant. The continuation of such vibrant communities is not guaranteed, and insufficient software development or any other unforeseen challenges that the community is not able to navigate could have an adverse impact on the business of the Company.

Potential Decrease in Global Demand for ETH

As a currency, ETH must serve as a means of exchange, store of value, and unit of account. Many people using ETH as money-over-internet-protocol (MoIP) do so with it as an international means of exchange. Speculators and investors using ETH as a store of value then layer on top of means of exchange users, creating further demand. If consumers stop using ETH as a means of exchange, or its adoption therein slows, then ETH’s price may suffer, adversely affecting the Company.

Investors should be aware that there is no assurance that ETH will maintain its long-term value in terms of purchasing power in the future or that the acceptance of ETH for payments by mainstream retail merchants and commercial businesses will continue to grow. As relatively new products and technologies, ETH and the Ethereum network have yet to become generally accepted as a means of payment for goods and services by major retail and commercial outlets, and use of ETH by consumers to pay such retail and commercial outlets remains limited. Banks and other established financial institutions may refuse to process funds for Ethereum network-based transactions, process wire transfers to or from digital asset trading platforms, Ethereum-related companies or service providers, or maintain accounts for persons or entities transacting in ETH. Conversely, a significant portion of ETH demand is generated by speculators and investors seeking to profit from the short or long-term holding of ETH. The Company believes that, like any commodity, ETH will fluctuate in value, but over time will gain a level of acceptance as a store of value, medium of exchange or token of utility.

Smart Contract Risk

The Ethereum network is based upon the development and deployment of smart contracts, which are self-executing contracts with the terms of the agreement written into software code. There are thousands of smart contracts currently running on Ethereum network. Like any software code, smart contracts are exposed to risk that the code contains a bug or other security vulnerability, which can lead to loss of assets that are held on or transacted through the contract. The smart contract deployed on Ethereum and, as such, may contain a bug or other vulnerability that may lead to the loss of digital assets held in the wallet. The Ethereum developer community audits widely used smart contracts frequently and publishes the results of such audits on public forums. The Company currently relies on MarsLand for its native staking and Liquid Collective for its liquid staking solution. The smart contract code via MarsLand was audited by CertiK. The smart contract code via Liquid Collective was audited by Halborn and Spearbit. Nevertheless, there is no guaranty against a bug or other vulnerability leading to a loss of digital assets.

Risks Associated with the Ethereum Network

Dependence on Ethereum Network Developers

While many contributors to the Ethereum network’s open-source software are employed by companies in the industry, most of them are not directly compensated for helping to maintain the protocol. As a result, there are no contracts or guarantees that they will continue to contribute to the Ethereum network’s software (https://github.com/ether and https://github.com/orgs/ether/people).

Issues with the Cryptography Underlying the Ethereum Network

Although the Ethereum network is one of the world’s most established digital asset networks, the Ethereum network and other cryptographic and algorithmic protocols governing the issuance of digital assets represent a new and rapidly evolving industry that is subject to a variety of factors that are difficult to evaluate. In the past, flaws in the source code for digital assets have been exposed and exploited, including flaws that disabled some functionality for users, exposed users’ personal information and/or resulted in the theft of users’ digital assets. The cryptography underlying ETH could prove to be flawed or ineffective, or developments in mathematics and/or technology, including advances in digital computing, algebraic geometry and quantum computing, could result in such cryptography becoming ineffective. In any of these circumstances, a malicious actor may be able to take the ETH held by the Company. Moreover, functionality of the Ethereum network may be negatively affected such that it is no longer attractive to users, thereby dampening demand for ETH. Even if digital assets other than ETH were affected by similar circumstances, any reduction in confidence in the source code or cryptography underlying digital assets generally could negatively affect the demand for digital assets and therefore adversely affect the business of the Company.

Disputes on the Development of the Ethereum Network may lead to Delays in the Development of the Network

There can be disputes between contributors on the best paths forward in building and maintaining the Ethereum network’s software. Furthermore, the stakers supporting the network and other developers and users of the network can disagree with the contributors as well, creating greater debate. Therefore, the Ethereum community often iterates slowly upon contentious protocol issues, which many perceive as prudently conservative, while others worry that it inhibits innovation. It will be important for the community to continue to develop at a pace that meets the demand for transacting in ETH, otherwise users may become frustrated and lose faith in the network. As a decentralized network, strong consensus and unity is particularly important to respond to potential growth and scalability challenges.

The Ethereum Blockchain may Temporarily or Permanently Fork and/or Split

The Ethereum network’s software and protocol are open source. When a modification is released by the developers and a substantial majority of participants consent to the modification, the change is implemented and the Ethereum network continues uninterrupted. However, if a change were activated with less than a substantial majority consenting to the proposed modification, and the modification is not compatible with the software prior to its modification, the consequence would be what is known as a “hard fork” (i.e., a split) of the Ethereum network (and the blockchain). One blockchain would be maintained by the pre-modification software and the other by the post-modification software. The effect is that both blockchain algorithms would be running parallel to one another, but each would be building an independent blockchain with independent native assets.

A hard fork could present problems such as two copies of a token for the same non-fungible tokens (NFTs).  It could also present a problem for a customer having to choose to provide services with respect to digital assets resulting from a fork. In addition, digital asset loan agreements often dictate when and how each of the lender or the borrower of a digital asset pledging a certain digital asset gets the benefit of forked coins in the event of a hard fork. Similarly, derivative counterparties using ISDA-based contractual documentation may be subject to hard fork-related termination events.

Although forks are likely to be addressed by a community-led effort to merge the two groups, such a fork could still adversely affect ETH’s viability.

Risk if a Person Gains a 33% or More Share of the Ethereum Validators

According to Ethereum.org, the likelihood of successful attacks on the Ethereum network increases as the proportion of staked ETH controlled by the attacker increases. If an attacker controls 33% or more of the total stake, they can prevent the chain from finalizing by having 33% or more of the staked ETH maliciously attesting or failing to attest. If an attacker controls about 50% of the total stake, they could theoretically split the chain into two equally sized forks and then simply use their entire 50.1% stake to vote contrarily to the honest validator set, thereby maintaining the two forks and preventing finality. If an attacker controls 66% or more of the total stake, they simply vote for their preferred fork and then finalize it, simply because they can vote with a dishonest supermajority.

Dependence on the Internet

ETH stakers relay transactions to one another via the Internet, and when blocks are mined, they are also forwarded via the Internet. Users and developers access Ethereum via the Internet. Thus, the Ethereum network is dependent upon the continued functioning of the Internet.

Attacks on the Ethereum Network

The Ethereum network is periodically subject to distributed denial of service attacks to clog the list of transactions being tabulated by miners, which can slow the confirmation of authentic transactions. Another avenue of attack would be if a large number of miners were taken offline then it could take some time before the difficulty of the mining process algorithmically adjusts, which would stall block creation time and therefore transaction confirmation time. Thus far these scenarios have not plagued the network for long or in a systemic manner. This risk is expected to be substantially mitigated on Ethereum 2.0, as the PoS method of validating transactions was expected to improve the speed and efficiency of the network.

Decrease in Block Reward or Yield

In the event of a material decrease in the block reward to the Ethereum network, stakers may cease to provide their staked ETH to the consensus mechanism for the Ethereum network blockchain. This risk was expected to be mitigated in part on Ethereum 2.0, as the rewards earned by stakers of ETH will proportionately decline as more stakers participate in the network. Conversely, if some stakers decide to stop participating because the yield is too low, remaining stakers will enjoy a higher yield. Consequently, Ethereum 2.0 is expected to attract a sufficient number of stakers and validators to keep the network running efficiently.

Competitors to ETH and the Ethereum Network

Currently, ETH is the second largest digital asset by market capitalization, with Coingecko citing more than 5,000 alternative digital assets. To the extent a competitor to ETH gains popularity and greater market share, the use and price of ETH could be negatively impacted, which may adversely affect the investments of the Company. Similarly, the price of ETH could be negatively impacted by competition from incumbents in the credit card and payments industries or from other developing blockchain protocols.

Financial Institutions may Refuse to Support Transactions Involving ETH

In the uncertain regulatory climate for digital assets, including ETH, regulated financial institutions may refuse to support transactions involving digital assets, including the receipt of cash proceeds from sales of digital asset. Should this occur, the Company’s business, prospects, financial condition, results of operations or cash flows could be materially adversely affected.

Risks Related to United States Government Regulations

We are subject to governmental regulation and other legal obligations related to data privacy, data protection and information security. If we are unable to comply with these, we may be subject to governmental enforcement actions, litigation, fines and penalties or adverse publicity.

We collect and process data, including personal, financial and confidential information about individuals, including our employees and business partners; however, not of any customers or other third parties. The collection, use and processing of such data about individuals are governed by data privacy laws and regulations enacted in the U.S. (federal and state), and other jurisdictions around the world. These data privacy laws and regulations are complex, continue to evolve, and on occasion may be inconsistent between jurisdictions leading to uncertainty in interpreting such laws and it is possible that these laws, regulations and requirements may be interpreted and applied in a manner that is inconsistent with our existing information processing practices, and many of these laws are significantly litigated and/or subject to regulatory enforcement. The implication of this includes that various federal, state and foreign legislative or regulatory bodies may enact or adopt new or additional laws and regulations concerning data privacy, data retention, data transfer, and data protection. Such laws may continue to restrict or dictate how we collect, maintain, combine and disseminate information and could have a material adverse effect on our business, results of operations, financial condition and prospects.

In the United States, there are numerous federal and state laws and regulations that could apply to our operations or the operations of our partners, including data breach notification laws, financial information and other data privacy laws, and consumer protection laws and regulations (e.g., Section 5 of the FTC Act), that govern the collection, use, disclosure, and protection of personal information.

Existing and increasing legal and regulatory requirements could adversely affect our results of operations.

We are subject to a wide range of laws, regulations, and legal requirements in the U.S. and globally, including those that may apply to our products and online services offerings, and those that impose requirements related to user privacy, telecommunications, data storage and protection, advertising, and online content. Laws in several jurisdictions, including EU Member State laws under the European Electronic Communications Code, increasingly define certain of our services as regulated telecommunications services. This trend may continue and will result in these offerings being subjected to additional data protection, security, law enforcement surveillance, and other obligations. Regulators and private litigants may assert that our collection, use, and management of customer data and other information is inconsistent with their laws and regulations, including laws that apply to the tracking of users via technology such as cookies. New environmental, social, and governance laws and regulations are expanding mandatory disclosure, reporting, and diligence requirements. Legislative or regulatory action relating to cybersecurity requirements may increase the costs to develop, implement, or secure our products and services. Compliance with evolving digital accessibility laws and standards will require engineering and is important to our efforts to empower all people and organizations to achieve more. Legislative and regulatory action is emerging in the areas of AI and content moderation, which could increase costs or restrict opportunity. For example, in the EU, an AI Act has entered into force, and may entail increased costs or decreased opportunities for the operation of our AI services in the European market. See “Our AI business is subject to complex and evolving U.S. and foreign laws and regulations regarding AI, machine learning, and automated decision making” risk factor above.

We are subject to extensive environmental, health and safety laws and regulations that may expose us to significant liabilities for penalties, damages or costs of remediation or compliance.

Our operations and properties are subject to extensive laws and regulations governing occupational health and safety, the discharge of pollutants into the environment or otherwise relating to health, safety and environmental protection requirements in the United States. These laws and regulations may impose numerous obligations that are applicable to our operations, including acquisition of a permit or other approval before conducting construction or regulated activities; restrictions on the types, quantities and concentration of materials that can be released into the environment; limitation or prohibition of construction and operating activities in environmentally sensitive areas, such as wetlands; imposing specific health and safety standards addressing worker protection; and imposition of significant liabilities for pollution resulting from our operations, including investigation, remedial and clean-up costs. Failure to comply with these requirements may expose us to fines, penalties and/or interruptions in our operations that could have a material adverse effect on our financial position, results of operations and cash flows. Certain environmental laws may impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances have been disposed or otherwise released into the environment, even under circumstances where the hazardous substances were released by prior owners or operators or the activities conducted and from which a release emanated complied with applicable law. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by noise or the release of hazardous substances into the environment.

The trend in environmental regulation has been to place more restrictions and limitations on activities that may be perceived to impact the environment, and thus there can be no assurance as to the amount or timing of future expenditures for environmental regulation compliance or remediation. New or revised regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our financial position, results of operations and cash flows.

Failure to comply with anti-corruption and anti-money laundering laws, including the Foreign Corrupt Practices Act (the “FCPA”) and similar laws associated with our activities outside of the United States, could subject us to penalties and other adverse consequences.

We operate an international business and may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We are subject to the FCPA, and other applicable anti-corruption and anti-money laundering laws in certain countries in which we conduct activities. The FCPA prohibits providing, offering, promising, or authorizing, directly or indirectly, anything of value to government officials, political parties, or political candidates for the purpose of obtaining or retaining business or securing any improper business advantage. In addition, U.S. public companies are required to maintain records that accurately and fairly represent their transactions and have an adequate system of internal accounting controls. Since February 10, 2025, the enforcement of the FCPA has been paused for 180 days. The Company will monitor any upcoming guidance from the DOJ or the SEC in order to remain compliant with the FCPA.

In many foreign countries, including countries in which we may conduct business, it may be a local custom that businesses engage in practices that are prohibited by the FCPA, or other applicable laws and regulations. We face significant risks if we or any of our directors, officers, employees, contractors, agents or other partners or representatives fail to comply with these laws and governmental authorities in the United States and elsewhere could seek to impose substantial civil and/or criminal fines and penalties which could have a material adverse effect on our business, reputation, operating results, prospects and financial condition.

Any violation of applicable anti-corruption laws, anti-money laundering laws or the FCPA (when again enforceable) could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions and, in the case of the FCPA, suspension or debarment from U.S. government contracts, any of which could have a materially adverse effect on our reputation, business, operating results, prospects and financial condition. In addition, responding to any enforcement action or internal investigation related to alleged misconduct may result in a significant diversion of management’s attention and resources and significant defense costs and other professional fees.

In many foreign countries, including countries in which we may conduct business, it may be a local custom that businesses engage in practices that are prohibited by the FCPA, or other applicable laws and regulations. We face significant risks if we or any of our directors, officers, employees, contractors, agents or other partners or representatives fail to comply with these laws and governmental authorities in the United States and elsewhere could seek to impose substantial civil and/or criminal fines and penalties which could have a material adverse effect on our business, reputation, operating results, prospects and financial condition.

Any violation of the FCPA, other applicable anti-corruption laws, or anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions and, in the case of the FCPA, suspension or debarment from U.S. government contracts, any of which could have a materially adverse effect on our reputation, business, operating results, prospects and financial condition. In addition, responding to any enforcement action or internal investigation related to alleged misconduct may result in a significant diversion of management’s attention and resources and significant defense costs and other professional fees.

New York State Moratorium on Cryptocurrency Mining Operations

On November 22, 2022, the New York State enacted a moratorium on cryptocurrency mining operations that use proof-of-work authentication methods to validate blockchain operations; provided that such operations shall be subject to a full generic environmental impact statement review. While the Company’s bitcoin mining operations in upstate New York State use proof-of-work authentication, they were approximately 90% (now 99%) carbon free according to NYISO Power Trends 2023 Report. The law provides for a two-year moratorium on new applications or new permits for an electric generating facility that utilizes a carbon-based fuel. Therefore, the Company believes that its New York State hosting facilities, which primarily depended on hydroelectric power, will be able to comply with the law.

Regulatory restrictions that target AI, including, but not limited to, export restrictions may have a material adverse impact on our intended operations.

The increasing focus on the strategic importance of AI technologies has already resulted in regulatory restrictions that target products and services capable of enabling or facilitating AI, and may in the future result in additional restrictions impacting some or all of our service offerings. Such restrictions could include additional unilateral or multilateral export controls on certain products or technology, including, but not limited to, AI technologies. As geopolitical tensions have increased, semiconductors associated with AI, including GPUs and associated products, are increasingly the focus of export control restrictions proposed by stakeholders in the U.S. and its allies, and it is likely that additional unilateral or multilateral controls will be adopted. Such controls may be very broad in scope and application, prohibit us from exporting our services to any or all customers in one or more markets or could impose other conditions that limit our ability to serve demand abroad and could negatively and materially impact our business, revenue, and financial results. Export controls targeting GPUs and semiconductors associated with AI, which are increasingly likely, would restrict our ability to export our technology, services even though competitors may not be subject to similar restrictions, creating a competitive disadvantage for us and negatively impacting our business and financial results. Increasing use of economic sanctions may also impact demand for our services, negatively impacting our business and financial results. Additional unilateral or multilateral controls are also likely to include deemed export control limitations that negatively impact the ability of our research and development teams to execute our roadmap or other objectives in a timely manner. Additional export restrictions may not only impact our ability to serve overseas markets, but also provoke responses from foreign governments, including China, that negatively impact our ability to provide our services to customers in all markets worldwide, which could also substantially reduce our revenue.

During the third quarter of fiscal year 2023, the U.S. government announced new export restrictions and export licensing requirements targeting China’s semiconductor and supercomputing industries. These restrictions impact exports of certain chips, as well as software, hardware, equipment, and technology used to develop, produce, and manufacture certain chips, to China (including Hong Kong and Macau) and Russia. The new license requirements also apply to any future NVIDIA integrated circuit achieving certain peak performance and chip-to-chip I/O performance thresholds, as well as any system or board that includes those circuits. There are also now licensing requirements to export a wide array of products, including networking products, destined for certain end users and for certain end uses in China.

Management of these new license and other requirements is complicated and time consuming. Our results and competitive position may be harmed if we are restricted in offering our services, if customers purchase services from competitors, if customers develop their own internal solution, if we are unable to provide contractual warranty or other extended service obligations, if the U.S. government does not grant licenses in a timely manner or denies licenses to significant customers, or if we incur significant transition costs. Even if the U.S. government grants any requested licenses, the licenses may be temporary or impose burdensome conditions that we cannot or choose not to fulfill. The new requirements may benefit certain of our competitors, as the licensing process will make our pre-sale and post-sale technical support efforts more cumbersome and less certain, and encourage customers to pursue alternatives to our services.

Issues in the development and use of AI may result in reputational or competitive harm or liability.

We are beginning to build AI into our infrastructure services, and we are also providing computing power for AI available for our customers to use in solutions that they build. We are providing supporting/computing power to clients, including our strategic partners who develop AI systems. We expect this integration of AI into our offerings and our business in general to grow. AI presents risks and challenges that could affect its adoption, and therefore our business. AI algorithms or training methodologies may be flawed. Datasets may be overbroad, insufficient, or contain biased information. Content generated by AI systems may be offensive, illegal, or otherwise harmful. Ineffective or inadequate AI development or deployment practices by our Company or others could result in incidents that impair the acceptance of AI solutions or cause harm to individuals, customers, or society, or result in our products and services not working as intended. Human review of certain outputs may be required. As a result of these and other challenges associated with innovative technologies, our implementation of AI systems could subject us to competitive harm, regulatory action, legal liability, including under new proposed legislation regulating AI in jurisdictions, new applications of existing data protection, privacy, intellectual property, and other laws, and brand or reputational harm. Some AI scenarios present ethical issues or may have broad impacts on society. If we provide supporting/computing AI services that have unintended consequences, unintended usage or customization by our customers and partners, or are controversial because of their impact on human rights, privacy, employment, or other social, economic, or political issues, we may experience brand or reputational harm, adversely affecting our business and consolidated financial statements.

We are subject to governmental regulation and other legal obligations related to data privacy, data protection and information security. If we are unable to comply with these, we may be subject to governmental enforcement actions, litigation, fines and penalties or adverse publicity.

We collect and process data, including personal, financial and confidential information about individuals, including our employees and business partners; however, not of any customers or other third parties. The collection, use and processing of such data about individuals are governed by data privacy laws and regulations enacted in the U.S. (federal and state), and other jurisdictions around the world. These data privacy laws and regulations are complex, continue to evolve, and on occasion may be inconsistent between jurisdictions leading to uncertainty in interpreting such laws and it is possible that these laws, regulations and requirements may be interpreted and applied in a manner that is inconsistent with our existing information processing practices, and many of these laws are significantly litigated and/or subject to regulatory enforcement. The implication of this includes that various federal, state and foreign legislative or regulatory bodies may enact or adopt new or additional laws and regulations concerning data privacy, data retention, data transfer, and data protection. Such laws may continue to restrict or dictate how we collect, maintain, combine and disseminate information and could have a material adverse effect on our business, results of operations, financial condition and prospects.

In the United States, there are numerous federal and state laws and regulations that could apply to our operations or the operations of our partners, including data breach notification laws, financial information and other data privacy laws, and consumer protection laws and regulations (e.g., Section 5 of the FTC Act), that govern the collection, use, disclosure, and protection of personal information.

Existing and increasing legal and regulatory requirements could adversely affect our results of operations.

We are subject to a wide range of laws, regulations, and legal requirements in the U.S. and globally, including those that may apply to our products and online services offerings, and those that impose requirements related to user privacy, telecommunications, data storage and protection, advertising, and online content. Laws in several jurisdictions, including EU Member State laws under the European Electronic Communications Code, increasingly define certain of our services as regulated telecommunications services. This trend may continue and will result in these offerings being subjected to additional data protection, security, law enforcement surveillance, and other obligations. Regulators and private litigants may assert that our collection, use, and management of customer data and other information is inconsistent with their laws and regulations, including laws that apply to the tracking of users via technology such as cookies. New environmental, social, and governance laws and regulations are expanding mandatory disclosure, reporting, and diligence requirements. Legislative or regulatory action relating to cybersecurity requirements may increase the costs to develop, implement, or secure our products and services. Compliance with evolving digital accessibility laws and standards will require engineering and is important to our efforts to empower all people and organizations to achieve more. Legislative and regulatory action is emerging in the areas of AI and content moderation, which could increase costs or restrict opportunity. For example, in the EU, an AI Act is being considered, and may entail increased costs or decreased opportunities for the operation of our AI services in the European market.

The regulatory and legislative developments related to climate change, may materially adversely affect our brand, reputation, business, operating results and financial condition.

A number of governments or governmental bodies have introduced or are contemplating legislative and regulatory changes in response to various climate change interest groups and the potential impact of climate change. Given the very significant amount of electrical power required to operate digital asset mining machines, as well the environmental impact of mining for the rare earth metals used in the production of mining servers, the digital asset mining industry may become a target for future environmental and energy regulation. For example, in June and July of 2021, the Chinese government prohibited the operation of mining machines and supply of energy to mining businesses, citing concerns regarding high levels of energy consumption, which resulted in our suspension of mining operations in China. U.S. legislation and increased regulation regarding climate change could impose significant costs on us and our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting, and other costs to comply with such regulations. Specifically, imposition of a carbon tax or other regulatory fee in a jurisdiction where we operate or on electricity that we purchase could result in substantially higher energy costs, and due to the significant amount of electrical power required to operate digital asset mining machines, could in turn put our facilities at a competitive disadvantage. Any future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. Given the political significance and uncertainty around the impact of climate change and how it should be addressed, we cannot predict how legislation and regulation will affect our financial condition, operating performance and ability to compete. Furthermore, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by us or other companies in our industry could harm our reputation. Any of the foregoing could have a material adverse effect on our financial position, results of operations and cash flows.

A particular digital asset’s status as a “security” in any relevant jurisdiction is subject to a high degree of uncertainty and if a regulator disagrees with our characterization of a digital asset, we may be subject to regulatory scrutiny, investigations, fines, and other penalties, which may adversely affect our business, operating results and financial condition. Furthermore, a determination that bitcoin or any other digital asset that we own or mine is a “security” may adversely affect the value of bitcoin and our business.

The SEC and its staff have taken the position that certain digital assets fall within the definition of a “security” under the U.S. federal securities laws. The legal test for determining whether any given digital asset is a security, as described below, is a highly complex, fact-driven analysis that has evolved over time. Our determination that the digital assets we hold are not securities is a risk-based assessment and not a legal standard or one binding on regulators. As of the date of this report, with the exception of certain centrally issued digital assets that have received “no-action” letters from the SEC staff, bitcoin and ETH are the only digital assets which senior officials at the SEC have publicly stated are unlikely to be considered securities. As a digital asset mining company, we do not believe we are an issuer of any “securities” as defined under the federal securities laws. Our internal process for determining whether the digital assets we hold or plan to hold is based upon the public statements of the SEC and existing case law. The digital assets we hold or plan to hold, other than bitcoin and ETH, may have been created by an issuer as an investment contract under the Howey test, SEC v. Howey Co., 328 U.S. 293 (1946), and may be deemed to be securities by the SEC. However, the Company was not the issuer that created these digital assets and is holding them on an interim basis until liquidated. Should the SEC state in the future that U.S. digital currency tokens or other digital assets we hold are securities, we may subject to additional securities laws’ requirements and may no longer be able to hold any of these digital assets. It will then likely become difficult or impossible for such digital assets to be traded, cleared or custodied in the United States through the same channels used by non-security digital assets, which in addition to materially and adversely affecting the trading value of the digital assets is likely to cause substantial volatility and significantly impact their liquidity and market participants’ ability to convert the digital assets into U.S. dollars. Our inability to exchange bitcoin for fiat currency or other digital assets (and vice versa) and to administer our treasury management objectives may decrease our earnings potential and have an adverse impact on our business and financial condition.

Under the Investment Company Act of 1940, as amended, a company may fall within the definition of an investment company under Section 3(c)(1)(A) thereof if it is or holds itself out as being engaged primarily, or proposes to engage primarily in the business of investing, reinvesting or trading in securities, or under Section 3(a)(1)(C) thereof if it is engaged or proposes to engage in business of investing, reinvesting, owning, holding, or trading in securities, and owns or proposes to acquire “investment securities” (as defined) having a value exceeding 40% of its total assets (exclusive of government securities and cash items) on an unconsolidated basis. There is no authoritative law, rule or binding guidance published by the SEC regarding the status of digital assets as “securities” or “investment securities” under the Investment Company Act. Although we believe that we are not engaged in the business of investing, reinvesting, or trading in investment securities, and we do not hold ourselves out as being primarily engaged, or proposing to engage primarily, in the business of investing, reinvesting or trading in securities, to the extent the digital assets which we mine, own, or otherwise acquire may be deemed “securities” or “investment securities” by the SEC or a court of competent jurisdiction, we may meet the definition of an investment company. If we fall within the definition of an investment company under the Investment Company Act, we would be required to register with the SEC. If an investment company fails to register, it likely would have to stop doing almost all business, and its contracts would become voidable. Generally non-U.S. issuers may not register as an investment company without an SEC order.

The classification of a digital asset as a security under the applicable law has wide-ranging implications for the regulatory obligations that flow from the mining, sale and trading of such assets. For example, a digital asset that is a security in the United States may generally only be offered or sold in the United States pursuant to a registration statement filed with the SEC or in an offering that qualifies for an exemption from registration. Persons that effect transactions in digital assets that are deemed securities in the United States may be subject to registration with the SEC as a “broker” or “dealer.”

There can be no assurances that we will properly characterize any given digital asset as a security or non-security for purposes of determining which digital assets to mine, hold and trade, or that the SEC, or a court, if the question was presented to it, would agree with our assessment. We could be subject to judicial or administrative sanctions for failing to offer or sell digital assets in compliance with the registration requirements, or for acting as a broker or dealer without appropriate registration. Such an action could result in injunctions, cease and desist orders, as well as civil monetary penalties, fines, and disgorgement, criminal liability, and reputational harm. Further, if bitcoin is deemed to be a security under the laws of any U.S. federal, state, or local jurisdiction, or in a proceeding in a court of law or otherwise, it may have adverse consequences for such digital asset. For instance, all transactions in such supported digital asset would have to be registered with the SEC, or conducted in accordance with an exemption from registration, which could severely limit its liquidity, usability and transactability. For instance, all transactions in such supported digital asset would have to be registered with the SEC, or conducted in accordance with an exemption from registration, which could severely limit its liquidity, usability and transactability. Further, it could draw negative publicity and a decline in the general acceptance of the digital asset. Also, it may make it difficult for such digital asset to be traded, cleared, and custodied as compared to other digital assets that are not considered to be securities.

Enactment of the Infrastructure Investment and Jobs Act of 2021 (the “Infrastructure Act”) may have an adverse impact on our business and financial condition.

On November 15, 2021, President Joseph R. Biden signed the Infrastructure Act. Section 80603 of the Infrastructure Act modifies and amends the Internal Revenue Code of 1986 (the “Code”) by requiring brokers of digital asset transactions to report their customers to the IRS. This provision was included to enforce the taxability of digital asset transactions. Section 80603 defines “broker” as “any person who (for consideration) is responsible for regularly providing any service effectuating transfers of digital assets on behalf of another person.” That could potentially include miners, validators, and developers of decentralized applications. These functions play a critical role in our business and in the functioning of the blockchain ecosystem. Importantly, these functions have no way of identifying their anonymous users. Indeed, bitcoin’s blockchain was designed for anonymity.

This reporting requirement took effect on January 1, 2023, and the implementation of these requirements is ongoing. The Company is closely monitoring the situation and waiting for more issuance of updated guidance from government agencies. The Company deems that it doesn’t qualify as “broker” under section 80603 and therefore it is not required to report its customers to the IRS under such provision. Disclosing the identity of our bitcoin mining operations and associated accounts to ensure they can be taxed by the IRS could cause a significant devaluing of our business, the bitcoin currency, and the entire digital assets market. Additionally, noncompliance with this provision could lead to significant fines and or regulatory actions against our company.

Risks related to material pending crypto legislation or regulations

On the federal level, by certain accounts, more than 100 bills were introduced in Congress to regulate cryptocurrency and digital assets. Except as described in other specific risk factors set forth herein, we do not believe that material pending crypto legislation or regulations would have a material effect on our business, financial condition and results of operations. Certain of the material pending bills are as follows:

●	Digital Commodity Exchange Act of 2022 (DCEA), introduced on April 28, 2022 in the House of Representatives, would create a regulatory overview for digital commodity developers, dealers and exchanges, none of which would currently apply to the Company;

●	Securities Clarity Act, introduced on July 16, 2021 in the House of Representatives, is intended to work with the proposed DCEA. The Securities Clarity Act would codify that an asset, whether tangible or intangible (including an asset in digital form), that is not per se a security, does not become a security as a result of being sold or otherwise transferred pursuant to an investment contract. Thus, certain digital assets which the Company may acquire, if sold pursuant to an investment contract, would not become securities, subject to SEC regulations;

●	Digital Trading Clarity Act of 2022, introduced on September 29, 2022 in the Senate, provides that if a federal court or the SEC determines that a digital asset is a security, the bill requires the SEC Division of Enforcement to request information from an intermediary listing that asset to determine if the intermediary meets the requirements in the bill texts. As stated elsewhere herein, the Company will conduct an extensive compliance review prior to holding any digital asset that may be deemed to be a security, and would need to avoid holding any such digital asset if this bill becomes law.

Our interactions with a blockchain and mining pools may expose us to SDN or blocked persons or cause us to violate provisions of law that did not contemplate distributive ledger technology.

The Office of Financial Assets Control of the U.S. Department of Treasury (“OFAC”) requires us to comply with its sanction program and not conduct business with persons named on its specially designated nationals (“SDN”) list. However, because of the pseudonymous nature of blockchain transactions we may inadvertently and without our knowledge engage in transactions with persons named on OFAC’s SDN list or from countries on OFAC’s sanctioned countries’ list. We also rely on a third-party mining pool service provider for our mining revenue payments and other participants in the mining pool, that, unknown to us, may also be persons from countries on OFAC’s SDN list or from countries on OFAC’s sanctioned countries list. Our Company’s policy prohibits any transactions with such SDN individuals or persons from sanctioned countries, but we may not be adequately capable of determining the ultimate identity of the individual with whom we transact with respect to selling bitcoin assets. Moreover, federal law prohibits any U.S. person from knowingly or unknowingly possessing any visual depiction commonly known as child pornography. Recent media reports have suggested that persons have imbedded such depictions on one or more blockchains. Because our business requires us to download and retain one or more blockchains to effectuate our ongoing business, it is possible that such digital ledgers contain prohibited depictions without our knowledge or consent. To the extent government enforcement authorities enforce these and other laws and regulations that are impacted by decentralized distributed ledger technology, we may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties, all of which could harm our reputation and affect the value of our Ordinary Shares.

If regulatory changes or interpretations of our activities require our registration as a money services business (“MSB”) under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act (“BSA”), or otherwise under state laws, we may incur significant compliance costs, which could be substantial or cost-prohibitive. If we become subject to these regulations, our costs in complying with them may have a material negative effect on our business and the results of our operations.

To the extent that our activities cause us to be deemed a money service business (MSB) under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act, we may be required to comply with FinCEN regulations, including those that would mandate us to implement anti-money laundering programs, make certain reports to FinCEN and maintain certain records. The Digital Asset Anti-Money Laundering Act of 2022 (DAAMLA) was introduced on December 14, 2022 in the Senate. The bill would authorize FinCEN to designate digital asset wallet providers, miners, validators, and other select network participants as MSBs. This designation would require these parties to register with FinCEN and would extend to these parties’ anti-money laundering (AML) responsibilities under the BSA.

To the extent that our activities cause us to be deemed an MSB and/or a “money transmitter” (“MT”) or equivalent designation, under state law in any state in which we operate (currently, Texas, Kentucky and New York), we may be required to seek a license or otherwise register with a state regulator and comply with state regulations that may include the implementation of AML programs, maintenance of certain records and other operational requirements. Such additional federal or state regulatory obligations may cause us to incur extraordinary expenses, possibly affecting an investment in our securities in a materially adverse manner. Furthermore, the Company and our service providers may not be capable of complying with certain federal or state regulatory obligations applicable to MSBs and MTs. If we are deemed to be subject to and determine not to comply with such additional regulatory and registration requirements, we may act to leave a particular state or the United States completely. Any such action would be expected to materially adversely affect our operations.

Current regulation of the exchange of bitcoins under the CEA by the CFTC is unclear; to the extent we become subject to regulation under the CFTC in connection with our exchange of bitcoin, we may incur additional compliance costs, which may be significant.

Current legislation, including the Commodities Exchange Act of 1936, as amended (the “CEA”) is unclear with respect to the exchange of bitcoins. Changes in the CEA or the regulations promulgated thereunder, as well as interpretations thereof and official promulgations by the Commodity Futures Trading Commission (“CFTC”), which oversees the CEA, may impact the classification of bitcoins and therefore may subject them to additional regulatory oversight by the CFTC.

Presently, bitcoin derivatives are not excluded from the definition of a “commodity future” by the CFTC. We cannot be certain as to how future regulatory developments will impact the treatment of bitcoins under the law. Bitcoins have been deemed to fall within the definition of a commodity and, we may be required to register and comply with additional regulation under the CEA, including additional periodic report and disclosure standards and requirements. Moreover, we may be required to register as a commodity pool operator or as a commodity pool with the CFTC through the National Futures Association. Such additional registrations may result in extraordinary, non-recurring expenses, thereby materially and adversely impacting an investment in us. If we determine not to comply with such additional regulatory and registration requirements, we may seek to curtail our U.S. operations. Any such action would be expected to materially adversely affect our operations. As of the date of this report, no CFTC orders or rulings are applicable to our business.

Because there has been limited precedent set for financial accounting of bitcoin and other digital assets, the determination that we have made for how to account for bitcoin and other digital assets transactions may be subject to change.

While there has been limited precedent set for the financial accounting of digital assets and related revenue recognition, on December 13, 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-08, which addresses the accounting and disclosure requirements for certain crypto assets. Under this new guidance, entities are required to subsequently measure certain crypto assets at fair value, with changes in fair value recorded in net income in each reporting period. Besides ASU 2023-08 issued, there has been little official guidance provided by the FASB, the Public Company Accounting Oversight Board (PCAOB) or the SEC, it is unclear how companies may in the future be required to account for bitcoin and other digital assets transactions and related revenue recognition. A change in regulatory or financial accounting standards could result in the necessity to change our accounting methods and restate our financial statements. Such a restatement could adversely affect the accounting for our newly mined bitcoin rewards and more generally negatively impact our business, prospects, financial condition and results of operation. Such circumstances would have a material adverse effect on our ability to continue as a going concern or to pursue our business strategy at all, which would have a material adverse effect on our business, prospects or operations as well as and potentially the value of any digital assets we hold or expects to acquire for our own account and harm investors.

Risks Related to Previously Operating in China

We may be subject to fines and penalties for operating in China without registration.

Prior to the commencement of the Company’s bitcoin mining business, and before the involvement of any of the Company’s current directors, officers or employees, Golden Bull Limited formerly operated a peer-to-peer lending business in the PRC, as discussed below. Additionally, from February 2020 to June 2021, the Company operated its bitcoin mining business in the PRC, but completed the migration of all of its bitcoin mining operations out of China by September 2021.

Pursuant to laws and regulations of the PRC, there are two ways for foreign legal persons/entities to be considered to be engaging in operation activities within the territory of China. One way is to establish a foreign-invested enterprise, that is incorporated, according to the Foreign Investment Law of PRC, within the territory of China and that is wholly or partly invested by a foreign investor. The organization form, institutional framework and standard of conduct of a foreign-invested enterprise are subject to the provisions of the Company Law of the PRC and the Partnership Enterprise Law of the PRC and other law related regulations. Another way to be deemed to be operating within China is to complete the approval and registration procedures with the relevant regulatory authorities in accordance with the provisions of Administrative Measures for the Registration of Enterprises of Foreign Countries (Regions) Engaging in Production and Operation Activities within the Territory of China (Revised in 2020), or Order No.31. However, in view of the ban on all new digital asset operations in China, we terminated the process of forming a subsidiary in mainland China. Since our Hong Kong subsidiary had not obtained business licenses in mainland China where Bit Digital Hong Kong used to carry out business, it may lead to a punishment of a warning, fine, confiscation of income and/or suspension of business for rectification.

We may be subject to fines and penalties for our prior mining activities in mainland China.

The Chinese government implements the management systems of pre-establishment national treatment and negative list for foreign investment. Pre-establishment national treatment refers to the treatment given to foreign investors and their investments during the investment access stage, which is not lower than that given to their domestic counterparts; negative list for foreign investment refers to special administrative measures for the restricted or prohibited access of foreign investment in specific fields as stipulated by the Chinese government.

Pursuant to the Special Administrative Measures for Access of Foreign Investment Access (2021 Edition), or the 2021 Edition Negative List for Foreign, issued by The Ministry of Commerce of the PRC (the “MOFCOM”) and the National Development and Reform Commission (the “NDRC”) on December 27, 2021, which came into effect on January 1, 2022, our bitcoin mining business does not fall into the Negative List for Foreign. However, the 2021 Edition Negative List for Foreign indicates that “Fields not mentioned in the Negative List for Foreign Investment Access shall be subject to administration under the principle of consistency for domestic and foreign investments. The relevant provisions of the Negative List for Market Access shall apply to domestic and foreign investors on a unified basis.”

Also, based on the Negative List for Market Access (2022 Edition), “the Catalogue for Guidance on Industrial Restructuring shall be included in the Negative List for Market Access”; plus, according to the Decision of the State Council on Promulgating and Implementing the “Temporary Provisions on Promoting Industrial Structure Adjustment,” valid from December. 2, 2005, “In principle, the ‘Guidance Catalogue for the Industrial Structure Adjustment’ shall apply to various types of enterprises inside China.” “The industries of the eliminated category under the ‘Guidance Catalogue for the Industrial Structure Adjustment’ shall apply to the foreign investment enterprises.” and “Investments are prohibited from being contributed to projects under the eliminated category.” Additionally, the NDRC released on December 30, 2021 its No. 49 Decree, announcing that the Decision of the National Development and Reform Commission on Amending the Guiding Catalog for Industrial Restructuring (2019 Version) (the “Amended Catalog”). The Amended Catalog added “virtual currency mining activities” to the eliminated category of “1. outdated production processing and equipment under the original Catalog.” Therefore, foreign investment enterprises are prohibited from virtual currency activities and our bitcoin mining business are banned in China as well. There can be no assurance that our prior mining activities in China will not be subject to fines and penalties on a retroactive basis.

We may be subject measures from the Cyberspace Administration of China concerning the collection of data and required to obtain clearance from the CAC.

The Cybersecurity Review Measures (2021) (the “Measures”) were officially released to the public on December 28, 2021 and became effective on February 15, 2022. According to the Measures, to go public abroad, an online platform operator that possesses the personal information of more than 1 million users must seek cybersecurity review from the Office of Cybersecurity Review.

Currently, we have not been involved in any investigations on cybersecurity review initiated by the CAC or related governmental regulatory authorities, and we have not received any inquiry, notice, warning, or sanction in such respect.

We believe we currently are not required to obtain clearance from the CAC regarding our listing in the United States under the recently-enacted or proposed regulations or rules because we have never set an online platform for any user and we have not acted as an online platform operator. However, since these cybersecurity rules were recently enacted and uncertainties exist as to the interpretation or implementation of the Measures, if the Measures require us to obtain clearance or permissions from the CAC, we would file an application with CAC and seek to obtain the clearance or permissions from the CAC as required, however there can be no assurance we will obtain clearance or permission which could adversely affect our business. Compliance with the Measures, as well as additional laws, regulations and guidelines that the Chinese government promulgates in the future, may entail significant expenses and could materially affect our business.

United States regulators may be limited in their ability to conduct investigations or inspections of our operations in Hong Kong.

The increased regulatory scrutiny of U.S.-listed companies with operations in China could add uncertainties to our business operations, share price and reputation. Although the audit reports of Audit Alliance LLP incorporated by reference into this report are prepared by our auditors in Singapore who are subject to inspection by the Public Company Accounting Overnight Board (the “PCAOB”), there is no guarantee that future audit reports will be prepared by auditors that are completely inspected by the PCAOB and, as such, future investors may be deprived of the benefit of such complete inspections, which could result in limitations or restrictions on our ability to access the U.S. capital markets. Furthermore, trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act (the “HFCA Act”) or the Accelerating Holding Foreign Companies Accountable Act if the SEC subsequently determines our audit work is performed by auditors that the PCAOB is unable to inspect or investigate completely, and as a result, U.S. national securities exchanges, such as Nasdaq or the over-the-counter market, may determine to delist our securities.

U.S. public companies that have or had a substantial portion of their operations in China have been the subject of heightened scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered on financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate government policies or a lack of adherence thereto and, in many cases, allegations of fraud.

As part of increased regulatory focus in the United States on access to audit information, the United States enacted the Holding Foreign Companies Accountable Act, or the HFCA Act, in December 2020. The HFCA Act includes requirements for the SEC to identify issuers whose audit reports are prepared by auditors that the PCAOB is unable to inspect or investigate completely because of a restriction imposed by a non-U.S. authority in the auditor’s local jurisdiction. The HFCA Act also requires public companies on this SEC list to certify that they are not owned or controlled by a foreign government and make certain additional disclosures in their SEC filings. In addition, under the HFCA Act, if the auditor of a U.S. listed company’s financial statements is not subject to PCAOB inspections for three consecutive “non-inspection” years, the SEC is required to prohibit the securities of such issuer from being traded on a U.S. national securities exchange, such as the NYSE and Nasdaq, or in the U.S. over-the-counter markets. On December 29, 2022, the Consolidated Appropriations Act, 2023 was signed into law, which, among other things, amended the HFCA Act to reduce from three years to two years the number of consecutive years an issuer can be identified as an identified issuer before the SEC can prohibit an issuer’s securities from trading on any U.S. national securities exchange and on the over-the- counter market. Accordingly, our securities may be prohibited from trading on Nasdaq or other U.S. stock exchange if our auditor is not inspected by the PCAOB for two consecutive years, and this ultimately could result in our Ordinary Shares being delisted.

On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which if enacted into law, would amend the HFCA Act and require the SEC to prohibit an issuer’s securities from trading on U.S. stock exchanges if its auditors are not subject to PCAOB inspections for two consecutive “non-inspection” years instead of three. On September 22, 2021, the PCAOB adopted a final rule implementing the HFCA Act, which provides a framework for the PCAOB to use when determining, as contemplated under the HFCA Act, whether the Board is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction. On December 16, 2021, the PCAOB issued PCAOB Rule 6100 Board Determinations Under the Holding Foreign Companies Accountable Act. The PCAOB notified the SEC that it was unable to inspect or investigate completely registered public accounting firms headquartered in mainland China and in Hong Kong because of the positions taken by authorities in mainland China and Hong Kong. The PCAOB issued a Determination Report on December 15, 2022, determining that the PCAOB secured complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong, and vacating the 2021 Determinations to the contrary. However, the PCAOB further noted that it will act immediately to consider the need to issue a new determination if the PRC authorities obstruct or otherwise fail to facilitate the PCAOB’s access. While the audit report of Audit Alliance LLP included in this report was prepared by auditors based in Singapore who are subject to inspection and investigation by the PCAOB, there can be no assurance that our auditor or we will be able to comply with these and other requirements imposed by U.S. regulators in the future. The market prices of our Ordinary Shares and/or other securities could be adversely affected as a result of possible negative impacts of the HFCA Act and other similar rules and regulations.

Our Hong Kong subsidiaries could become subject to certain PRC laws if such laws are applied to Hong Kong.

The national laws of the PRC, including, but not limited to the Cybersecurity Review Measures that became effective on February 15, 2022, do not currently apply to our Hong Kong subsidiaries, except for those listed in the Basic Law of Hong Kong. However, due to changes in laws, regulations or policies, including how those laws, regulations or policies would be interpreted or implemented, and the national laws applicable in Hong Kong, the Basic Law might be revised in the future and our Hong Kong subsidiaries may be subject to certain PRC laws.

Pursuant to Article 18 of the Basic Law of the Hong Kong Special Administrative Region of the PRC (the “Basic Law”), the laws in force in the Hong Kong Special Administrative Region shall be the Basic Law, the laws previously in force in Hong Kong as provided for in Article 8 of this Law, and the laws enacted by the legislature of the Region. National laws shall not be applied in the Hong Kong Special Administrative Region except for those listed in Annex III to the Basic Law. The laws listed therein shall be applied locally by way of promulgation or legislation by the Region. Also, regarding the Annex III and several Instruments of the Basic Law, National Laws, which have applied in Hong Kong until now are as following:

“Resolution on the Capital, Calendar, National Anthem and National Flag of the PRC; Resolution on the National Day of the PRC; Declaration of the Government of the PRC on the Territorial Sea; Nationality Law of the PRC; Regulations of the PRC Concerning Diplomatic Privileges and Immunities; Law of the PRC on the National Flag; Regulations of the PRC Concerning Consular Privileges and Immunities; Law of the PRC on the National Emblem; Law of the PRC on the Territorial Sea and the Contiguous Zone; Law of the PRC on Garrisoning the Hong Kong Special Administrative Region; Law of the PRC on the Exclusive Economic Zone and the Continental Shelf; Law of the PRC on Judicial Immunity from Compulsory Measures Concerning the Property of Foreign Central Banks; and Law of the PRC on the National Anthem; Law of the PRC on Safeguarding National Security in the Hong Kong Special Administrative Region.”

As of the date of this report, the Hong Kong subsidiaries have not established any subsidiary or branch in mainland PRC and are not conducting any business operations in mainland PRC.

However, due to changes in laws, regulations or policies, including how these laws, regulations or policies would be interpreted or implemented, the national laws applicable in Hong Kong in the Basic Law might be revised in the future.

Therefore, we cannot assure you that we will not be affected by the foregoing or relevant laws, regulations or policies in the future, if there are any changes to the foregoing laws, regulations and policies, or if any new laws, regulations, and policies are published. We could not guarantee that the relevant laws, regulations, or policies would not be applied retroactively, so we might face penalties, and our reputation and results of operations could be materially and adversely affected.

Enhanced scrutiny over acquisition transactions by the PRC tax authorities may have a negative impact on the indirect transfer of equity in the past and potential acquisitions we may pursue in the future.

The PRC tax authorities have enhanced their scrutiny over the direct or indirect transfer of certain taxable assets, including, in particular, equity interests in a PRC resident enterprise, by a non-resident enterprise by promulgating and implementing SAT Circular 59 and Circular 698, which became effective in January 2008, and a Circular 7 to replace some of the existing rules in Circular 698, which became effective in February 2015.

Under Circular 7, where a non-resident enterprise conducts an “indirect transfer” by transferring the equity interests of a PRC “resident enterprise” indirectly by disposing of the equity interests of an overseas holding company, the non-resident enterprise, being the transferor, may be subject to PRC enterprise income tax if the indirect transfer is considered to be an abusive use of company structure without reasonable commercial purposes. As a result, gains derived from such indirect transfer may be subject to PRC tax at a rate of up to 10%.

On October 17, 2017, the SAT issued the Announcement of the State Administration of Taxation on Issues Concerning the Withholding of Nonresident Enterprise Income Tax at Source partly revised, or SAT Circular 37, which came into effect on December 1, 2017. The SAT Circular 37 further clarifies the practice and procedure of the withholding of non-resident enterprise income tax. SAT Circular 698 was repealed from the date SAT Circular 37 was enacted. Also, the SAT Circular 37 has been partially revised by the Announcement of the State Administration of Taxation on the Revision to Certain Taxation Regulatory Documents, namely Circular 31, which has been effective on June 15, 2018.

Where a non-resident enterprise transfers taxable assets in China indirectly by disposing of the equity interests of an overseas holding company, which is an Indirect Transfer, the non-resident enterprise as either transferor or transferee, or the PRC entity whose equity is transferred, may report such Indirect Transfer to the relevant tax authority. Using a “substance over form” principle, the PRC tax authority may disregard the existence of the overseas holding company if it lacks a reasonable commercial purpose and was established for the purpose of reducing, avoiding or deferring PRC tax. As a result, gains derived from such Indirect Transfer may be subject to PRC enterprise income tax, and the transferee or other person who is obligated to pay for the transfer is obligated to withhold the applicable taxes, currently at a rate of 10% for the transfer of equity interests in a PRC resident enterprise. Both the transferor and the transferee may be subject to penalties under PRC tax laws if the transferee fails to withhold the taxes and the transferor fails to pay the taxes. We face uncertainties as to the reporting and other implications of certain past and future transactions where PRC taxable assets are involved, such as offshore restructuring, sale of the shares in our offshore subsidiaries and investments. Our Company may be subject to filing obligations or taxed if our company is transferor in such transactions and may be subject to withholding obligations if our company is transferee in such transactions, under Circular 7 and/or SAT Circular 37. For transfer of shares in our Company by investors who are non-PRC resident enterprises, our former PRC subsidiaries may be requested to assist in the filing under SAT Circular 7 and/or Circular 37. As a result, we may be required to expend valuable resources to comply with SAT Circular 7 and/or Circular 37 or to request the relevant transferors from whom we purchase taxable assets to comply with these circulars, or to establish that our Company should not be taxed under these circulars, which may have a material adverse effect on our financial condition and results of operations.

Risks Related to Singapore Government Regulations

Regulations on Payment Services in Singapore

Staking activities will be performed by one of our subsidiaries, Bit Digital Singapore Pte. Ltd. (“BTSG”) which is incorporated under the laws of the Republic of Singapore and currently does not possess any financial regulatory licenses.

BTSG intends to use its own proprietary assets to trade and stake ETH, which is defined as a digital payment token (“DPT”) (as defined under the Payment Services Act 2019 of Singapore (“PS Act”) with licensed or otherwise exempt third party service providers under applicable laws (including the PS Act or the Securities and Futures Act 2001 of Singapore (“SFA”)). BTSG’s current business practices in Singapore are subject to the following regulatory risks, as described herein.

The Monetary Authority of Singapore (“MAS”) regulates the provision of payment services in Singapore under the PS Act. Unless excluded or exempt, an entity must obtain the relevant license to carry on a business in providing regulated payment services under the PS Act, which include account issuance service, e-money issuance service, domestic money transfer service, cross-border money transfer service, merchant acquisition service, digital payment token service, and money-changing service.

Under the PS Act, licensees may be subject to obligations relating to general approval requirements for changes of control, appointment and removal of CEOs and directors, general notification and record-keeping requirements, audit requirements, base capital requirements, anti-money laundering requirements (see below), the requirement to furnish security (for a major payment institution), the requirement to safeguard customer monies (for a major payment institution), and other applicable requirements. Licensees are expected to implement certain systems, processes and controls in line with MAS’ Guidelines on Risk Management Practices applicable to financial institutions in Singapore. BTSG intends to trade and stake ETH on its own account, not to provide any payment service to customers and not to carry on a business of “dealing in” DPT as a service to any third-party. In particular, BTSG: (i) will use its own proprietary money for trading and/or staking (no customer money is used); (ii) will not trade or stake DPTs for or on behalf of customers; (iii) will not market or advertise that it provides any such service to customers; (iv) will not enter into trades with counterparties as a matter of course (e.g. at the customer’s request) or stake DPT at a customer’s request; (v) will only enter into trades or staking arrangements based on its own personal/proprietary needs; (vi) will not collect any fees from counterparties (instead, it is the counterparties that are service providers, providing services to BTSG); and (vii) will only trade or stake through or with licensed or licensed service providers. Accordingly, BTSG is unlikely to be regarded as carrying on a business in providing a “digital payment token service” under the PS Act’s current regulatory regime.

However, there remains a risk that MAS may take a more restrictive view, with the trading of ETH being construed as “dealing in DPT”, requiring a license under the PS Act. In addition, laws and regulations related to payments and financial services are evolving in Singapore, and changes in such laws and regulations could affect our business practices in the manner that we have done, expect to do, or at all. MAS could enact new regulations, change regulations that were previously adopted, modify, through supervision or enforcement, past regulatory guidance, or interpret existing regulations in a manner different or stricter than have been previously interpreted, any of which could adversely affect or require us to change BTSG’s business practices in Singapore.

Regulations on Anti-money Laundering and Countering the Financing of Terrorism (“AML/CFT”)

We and our partners who work with us are required to comply with certain anti-money laundering requirements in the jurisdictions where we and our partners operate. In Singapore, regulated financial institutions must comply with all applicable AML/CFT obligations, including the relevant AML/CFT Notices and Guidelines issued by MAS (e.g. the Notice PSN02 Prevention of Money Laundering and Countering the Financing of Terrorism – Digital Payment Token Service and the Guidelines to Notice PSN02 on Prevention of Money Laundering and Countering the Financing of Terrorism - Digital Payment Token Service). Among other things, the AML/CFT Notices require financial institutions to put in place robust controls to detect and deter the flow of illicit funds through Singapore’s financial system, identify and know their customers (including beneficial owners), conduct regular account reviews, and to monitor and report any suspicious transaction.

The primary AML/CFT legislation in Singapore that are of general application are the Corruption, Drug Trafficking and Other Serious Crimes (Confiscation of Benefits) Act, Chapter 84A of Singapore (the “CDSA”) and Terrorism (Suppression of Financing) Act, Chapter 325 of Singapore (the “TSOFA”). The CDSA provides for the confiscation of benefits derived from, and to combat, corruption, drug dealing and other serious crimes. Generally, the CDSA criminalizes the concealment or transfer of the benefits of criminal conduct as well as the knowing assistance of the concealment, transfer or retention of such benefits. The TSOFA criminalizes terrorism financing and prohibits any person in Singapore from dealing with or providing services to a terrorist entity, including those designated pursuant to the TSOFA. The CDSA and the TSOFA also require suspicious transaction reports to be lodged with the Suspicious Transaction Reporting Office. If any person fails to lodge the requisite reports under the CDSA and the TSOFA, it may be subject to criminal liability. In addition, financial institutions, non-financial institutions and individuals in Singapore are required to comply with financial sanction requirements in relation to individuals and entities designated by the United Nations.

As BTSG does not currently hold any financial regulatory licenses in Singapore, it only complies with the CDSA and the TSOFA, the primary AML/CFT legislation in Singapore that are of general application (and does not comply with PSN02 and the related guidelines). It is possible that financial institutions in Singapore may not be willing to offer financial services to BTSG due to concerns on the origin of BTSG’s funds, from an AML/CFT perspective.

The Company expects to acquire digital assets on liquid, regulated exchanges with robust anti-money laundering (“AML”) and know-your-client (“KYC”) policies and procedures. However, there are no assurances that cryptocurrency trading platforms on which the Company transacts business will continue to operate effectively, maintain adequate liquidity or that their AML and KYC policies and procedures will be effective, which could negatively impact the Company and its ability to acquire or sell ETH and other digital assets.

MAS could enact new regulations, change regulations that were previously adopted, modify, through supervision or enforcement, past regulatory guidance, or interpret existing regulations in a manner different or stricter than have been previously interpreted, any of which could adversely affect or require us to change BTSG’s business practices in Singapore.

We may not be able to prevent others from unauthorized use of our intellectual property, which could harm our business and competitive position.

We regard trademarks, domain names, know-how, proprietary technologies and similar intellectual property as critical to our success, and we rely on a combination of intellectual property laws and contractual arrangements, including confidentiality and non-compete agreements with our employees and others, to protect our proprietary rights. Thus, we cannot assure you that any of our intellectual property rights would not be challenged, invalidated, circumvented or misappropriated, or such intellectual property will be sufficient to provide us with competitive advantages. In addition, because of the rapid pace of technological change in our industry, parts of our business rely on technologies developed or licensed by third parties, and we may not be able to obtain or continue to obtain licenses and technologies from these third parties on reasonable terms, or at all.

Preventing any unauthorized use of our intellectual property is difficult and costly and the steps we take may be inadequate to prevent the misappropriation of our intellectual property. In the event that we resort to litigation to enforce our intellectual property rights, such litigation could result in substantial costs and a diversion of our managerial and financial resources. We can provide no assurance that we will prevail in such litigation. In addition, our trade secrets may be leaked or otherwise become available to, or be independently discovered by, our competitors. To the extent that our employees or consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related know-how and inventions. Any failure in protecting or enforcing our intellectual property rights could have a material adverse effect on our business, financial condition and results of operations.

Our customers frequently make advance payments based on anticipated future usage.

In our cloud service business, customers often make advance payments to finance the equipment they intend to purchase from us. If we are unable to meet the contract requirements or deliver GPU clusters to their satisfaction for any reason, we may be obligated to refund these deposits.

In our colocation Data Center Hosting Business, customers typically pay a month in advance based on their projected demand. If we are unable to provide the services as expected for any reason, we would be required to issue a credit or refund the difference to the customer. Any such refunds or issuances of credit could have an adverse effect on our business, results of operations, and financial condition.

Various actual and potential conflicts of interest may be detrimental to stockholders.

Certain conflicts of interest may exist, or be perceived to exit, between us and our directors or certain executive officers, who are also officers and/or directors of Bit Digital, our controlling shareholder, which will continue to own approximately 80% of our capital stock following this offering. Each person must devote time, resources and attention to the affairs of Bit Digital. This may conflict with such officer’s or director’s interest in us, including conflicting with interests in allocating resources, time and attention to our business and impacting decisions made on our behalf with respect to Bit Digital.

We have put specific procedures in place with respect to potential conflicts of interest, however, in determining with whom our officers or directors may have relationships, transactions involving considering the risks and risk mitigation factors, including requiring that transactions with Bit Digital involving our executive officers and directors be approved or ratified by our Audit Committee, and recognizing that Ms. Ichi Shih is also the Chair of the Bit Digital Audit Committee. While we have a majority of independent directors on our Board in order to ensure that there are limitations on the risks of conflicts of interest impacting Board level decisions. However, since WhiteFiber is not operating in the crypto mining business the effects of any such risks of conflicts of interest involving our separate business operations are limited in scope. We expect that as we add officers and independent directors, the risks of conflicts of interest will become more limited over time. We cannot, however, guarantee that the conflicts of interest described above, or other future conflicts of interest, will not manifest in advice or decisions that negatively impact our financial results and our operations.

We may depend upon outside advisors who may not be available on reasonable terms as needed.

To supplement the business experience of our officers and directors, we employ technical experts, appraisers, attorneys, or other consultants or advisors. Our management, with our board of directors (“Board”) approval in certain cases, without any input from stockholders will make the selection of any such advisors. Furthermore, it is anticipated that such persons may be engaged on an “as needed” basis without a continuing fiduciary or other obligation to us. In the event we consider it necessary to hire outside advisors, we may elect to hire persons who are affiliates, if they are able to provide the required services.

The nature of our business requires the application of complex financial accounting rules, and there is limited guidance from accounting standard setting bodies. If financial accounting standards undergo significant changes, our operating results could be adversely affected.

The accounting rules and regulations that we must comply with are complex and subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. Recent actions and public comments from the FASB and the SEC have focused on the integrity of financial reporting and internal controls. In addition, many companies’ accounting policies are being subject to heightened scrutiny by regulators and the public. Further, there have been limited precedents for the financial accounting of cryptoassets and related valuation and revenue recognition, and no official guidance has been provided by the FASB or the SEC. Uncertainties or changes in regulatory or financial accounting standards could result in the need to change our accounting methods and restate our financial statements and impair our ability to provide timely and accurate financial information, which could adversely affect our financial statements, result in a loss of investor confidence, and more generally impact our business, operating results, and financial condition.

Risks Related to Our Ordinary Shares

The trading price of our Ordinary Shares is subject to pricing factors that are not necessarily associated with traditional factors that influence stock prices or the value of non-bitcoin assets such as revenue, cash flows, profitability, growth prospects or business activity levels since the value and price, as determined by the investing public, may be influenced by future anticipated adoption or appreciation in value of digital assets or blockchains generally, factors over which we have little or no influence or control.

Other factors that could cause volatility in the market price of our Ordinary Shares include, but are not limited to:

●	actual or anticipated fluctuations in our financial condition and operating results or those of companies perceived to be similar to us;

●	actual or anticipated changes in our growth rate relative to our competitors;

●	commercial success and market acceptance of blockchain and bitcoin and other digital assets;

●	actions by our competitors, such as new business initiatives, acquisitions and divestitures;

●	strategic transactions undertaken by us;

●	additions or departures of key personnel;

●	prevailing economic conditions;

●	disputes concerning our intellectual property or other proprietary rights;

●	sales of our Ordinary Shares by our officers, directors or significant shareholders;

●	other actions taken by our shareholders;

●	future sales or issuances of equity or debt securities by us;

●	business disruptions caused by earthquakes, tornadoes or other natural disasters;

●	issuance of new or changed securities analysts’ reports or recommendations regarding us;

●	legal proceedings involving our company, our industry or both;

●	changes in market valuations of companies similar to ours;

●	the prospects of the industry in which we operate;

●	speculation or reports by the press or investment community with respect to us or our industry in general;

●	the level of short interest in our shares; and

●	other risks, uncertainties and factors described in our Annual Report for the year ended December 31, 2024 on Form 10-K.

In addition, the stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of issuers. These broad market fluctuations may negatively impact the price or liquidity of our Ordinary Shares. When the price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the issuer, and we have been impacted in that way. See the risk factor below titled “We defended and settled a securities class action litigation which resulted in significant costs for the Company.” The pending lawsuit has required significant management time and attention, resulting in significant legal expenses and potential damages.

Our Chief Financial Officer and Chairman currently have voting power to control all significant corporate actions.

Erke Huang, our Chief Financial Officer and a director, and Zhaohui Deng, our Chairman of the Board, collectively beneficially own 1,000,000 preferred shares, each having fifty (50) votes, which equals approximately 27.4% of the voting power of our 182,435,019 outstanding Ordinary Shares as of March 7, 2025 or approximately 21.5% of all votes cast on an as-converted basis. The Board authorized the exchange by Messrs. Huang and Deng of 1,000,000 Ordinary Shares for an equivalent number of preferred shares, in the form of a poison pill, to enable them to carry out the Company’s business plan without the threat of a hostile takeover. Nevertheless, as a result of their shareholdings, Mr. Huang and Mr. Deng may be able to control the vote over decisions regarding mergers, consolidations and the sale of all or substantially all of our assets, the election of directors, and other significant corporate actions. They may take action that is not in the best interests of our other shareholders. This concentration of voting power may discourage or delay our Company, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of the sale of our Company and might reduce the market price of our Ordinary Shares. These actions may be taken even if they are opposed by our other shareholders.

We may be unable to comply with the applicable continued listing requirements of the Nasdaq Capital Market, which may adversely impact our access to capital markets and may cause us to default certain of our agreements.

Our Ordinary Shares are currently traded on the Nasdaq Capital Market. Nasdaq rules require us to maintain a minimum closing bid price of $1.00 per Ordinary Share. In the event that our Ordinary Shares are delisted from Nasdaq and are not eligible for quotation or listing on another market or exchange, trading of our Ordinary Shares could be conducted only on the over-the-counter market or on an electronic bulletin board established for unlisted securities, such as the OTC. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our Ordinary Shares, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our Ordinary Shares to decline further. In addition, our ability to raise additional capital may be severely impacted if our shares are delisted from Nasdaq, which may negatively affect our business plans and the results of our operations.

If securities or industry analysts do not publish research or publish unfavorable research about our business, our share price and trading volume could decline.

The trading market for our Ordinary Shares will be influenced by whether industry or securities analysts publish research and reports about us, our business, our market or our competitors and, if any analysts do publish such reports, what they publish in those reports. We may not obtain or maintain analyst coverage in the future. Any analysts that do cover us may make adverse recommendations regarding our shares, adversely change their recommendations from time to time and/or provide more favorable relative recommendations about our competitors. If analysts who may cover us in the future were to cease coverage of our company or fail to regularly publish reports on us, or if analysts fail to cover us or publish reports about us at all, we could lose (or never gain) visibility in the financial markets, which in turn could cause the share price of our Ordinary Shares or trading volume to decline. Moreover, if our operating results do not meet the expectations of the investor community, one or more of the analysts who cover our Company may change their recommendations regarding our Company, and our share price could decline.

Our Ordinary Shares may be thinly traded, and you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

Our Ordinary Shares may become “thinly-traded”, meaning that the number of persons interested in purchasing our Ordinary Shares at or near bid prices at any given time may be relatively small or non-existent. This situation may be attributable to a number of factors, including the fact that we may not be well-known to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that, even if we came to the attention of such persons, they tend to be risk-averse and might be reluctant to follow a relatively unknown company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. A broad or active public trading market for our Ordinary Shares may not develop or be sustained.

We defended and settled a securities class action litigation which resulted in significant costs for the Company.

The market for our Ordinary Shares may have, when compared to seasoned issuers, significant price volatility, and we expect that our share price may continue to be more volatile than that of a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. On January 20, 2021, a securities class action lawsuit was filed against the Company and its Chief Executive Officer and Chief Financial Officer titled Anthony Pauwels v. Bit Digital, Inc., Min Hu and Erke Huang (Case No. 1:21-cv-00515) (U.S.D.C. S.D.N.Y.). The class action was brought on behalf of persons that purchased or acquired our Ordinary Shares between December 21, 2020 and January 11, 2021, a period of volatility in our Ordinary Shares, as well as volatility in the price of bitcoin. On April 29, 2021, the Court consolidated several related cases under the caption In re Bit Digital, Inc. Securities Litigation. Joseph Franklin Monkam Nitcheu was appointed as lead plaintiff. On July 6, 2021, the lead plaintiff filed a consolidated class action complaint (the “Amended Complaint”). The Amended Complaint was still based primarily upon a January 11, 2021 short seller report and included, among other things, additional information concerning our previously discontinued peer to peer lending business. We filed a motion to dismiss the lawsuit and vigorously defended the action. While that motion was pending, the Company agreed with the lead plaintiff selected in the case to settle the class action by paying $2,100,000. The Company chose to do that to eliminate the burden, expense and uncertainties of further litigation. The Company continues to deny the allegations in the Amended Complaint and nothing in the settlement is evidence of any liability on the Company’s behalf.

On March 7, 2023, a final judgment in this matter was entered approving the settlement and certifying the class for purposes of enforcing the settlement and payment was then made by the Company.

We have not paid Ordinary Share dividends in the past and do not anticipate paying cash dividends in the foreseeable future.

We have never declared or paid any cash dividends with respect to our Ordinary Shares and do not intend to pay any cash dividends in the foreseeable future. The Preference Shares held by our Chairman of the Board and Chief Financial Officer provide for an eight (8%) percent ($800,000) annual dividend when and if declared by the Board. On February 7, 2023, December 8, 2023, and December 20, 2024, the Board of Directors declared eight (8%) percent dividends on the preference shares to Geney Development Ltd., an entity beneficially owned by the Company’s Chairman and Chief Financial Officer for the years ended December 31, 2022, 2023, and 2024. We currently plan to retain any future earnings to cover operating costs and otherwise fund the growth of our business. We cannot assure you that we would, at any time, generate sufficient surplus cash that would be available for distribution to the holders of our Ordinary Shares as a dividend. As a result, capital appreciation, if any, of our Ordinary Shares will be the sole source of gain for the foreseeable future. There is no guarantee that our Ordinary Shares will appreciate in value or even maintain the price at which a shareholder purchased such shareholder’s shares.

You may face difficulties in protecting your interests as a shareholder, as Cayman Islands law provides less protection when compared to the laws of the United States and it may be difficult for a shareholder of ours to effect service of process or to enforce judgements obtained in the U.S. courts.

Our corporate affairs are governed by our amended and restated memorandum and articles of association and by the Companies Act (Revised) of the Cayman Islands and common law of the Cayman Islands. The rights of shareholders to take legal action against our directors and us, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law. Decisions of the Privy Council (which is the final court of appeal for British overseas territories, such as the Cayman Islands) are binding on a court in the Cayman Islands. Decisions of the English courts, and particularly the Supreme Court of the United Kingdom and the Court of Appeal are generally of persuasive authority but are not binding on the courts of the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are not as clearly established as they would be under statutes or judicial precedents in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States and provide less protection to investors. In addition, Cayman Islands companies may not have standing to initiate a shareholder derivative action before the U.S. federal courts. The Cayman Islands courts are also unlikely (i) to recognize or enforce against us, judgments of courts of the United States obtained against us or our directors or officers predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us or our directors or officers predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is currently no statutory enforcement or treaty between the United States and the Cayman Islands providing for enforcement of judgments obtained in the United States. The courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive, given by a court of competent jurisdiction (the courts of the Cayman Islands will apply the rules of Cayman Islands private international law to determine whether the foreign court is a court of competent jurisdiction), and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, and or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands. Furthermore, it is uncertain that Cayman Islands courts would enforce: (1) judgments of U.S. courts obtained in actions against us or other persons that are predicated upon the civil liability provisions of the U.S. federal securities laws; or (2) original actions brought against us or other persons predicated upon the Securities Act. There is also uncertainty with regard to Cayman Islands law relating to whether a judgment obtained from the U.S. courts under civil liability provisions of the securities laws will be determined by the courts of the Cayman Islands as penal, punitive in nature. A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, our shareholders may have more difficulty in protecting their interests through actions against us or our officers, directors or major shareholders than would shareholders of a corporation incorporated in a jurisdiction in the United States.

You may experience difficulties in effecting service of legal process and enforcing judgments against us and our management, and the ability of U.S. authorities to bring actions abroad.

Currently, a portion of our operations and of our assets and personnel are located outside the United States. All three (3) members of our Board of Directors are nationals or residents of jurisdictions other than the United States, and a substantial portion, if not all, of their assets are located outside the United States. As a result, it may be difficult for a shareholder to effect service of process within the United States upon these persons, or to enforce against us or them judgments obtained in U.S. courts, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States. Foreign countries may have no arrangement for the reciprocal enforcement of judgments with the United States. As a result, recognition and enforcement in a foreign country of judgments of a court in the United States and any of the other jurisdictions in relation to any matter not subject to a binding arbitration provision may be difficult or impossible. Even if you sue successfully in a U.S. court or any other jurisdictions, you may not be able to collect on such judgment against us or our directors and officers. In addition, the SEC, the U.S. Department of Justice and other U.S. authorities may also have difficulties in bringing and enforcing actions against us or our directors or officers outside the United States.

If we are classified as a passive foreign investment company, United States taxpayers who own our Ordinary Shares may have adverse United States federal income tax consequences.

A non-U.S. corporation such as ourselves will be classified as a passive foreign investment company, which is known as a PFIC, for any taxable year if, for such year, either

●	at least 75% of our gross income for the year is passive income; or

●	the average percentage of our assets (determined at the end of each quarter) during the taxable year which produce passive income or which are held for the production of passive income is at least 50%.

Passive income generally includes dividends, interest, rents and royalties (other than rents or royalties derived from the active conduct of a trade or business) and gains from the disposition of passive assets.

If we are determined to be a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. shareholder who holds our ordinary shares, the U.S. shareholder may be subject to increased U.S. federal income tax liability and may be subject to additional reporting requirements.

While we are not classified as a PFIC for 2023 or 2024, we may be classified as a PFIC in any future taxable year, because, among other things, the treatment of digital assets such as bitcoin for purposes of the PFIC rules is unclear. Given this uncertainty, prospective U.S. shareholders contemplating an investment in the ordinary shares should assume that we are a PFIC and are urged to consult their own tax advisors regarding our PFIC status and the resulting U.S. federal income tax consequences in light of their own particular.

As of January 1, 2025, we were no longer a foreign private issuer and we are required to comply with the provisions of the Exchange Act, and the rules of Nasdaq, applicable to U.S. domestic issuers, which will continue to require us to incur significant expenses and expend time and resources.

As of January 1, 2025, we were no longer a foreign private issuer, and we are required to comply with all of the provisions applicable to a U.S. domestic issuer under the Exchange Act, including filing an annual report on Form 10-K, quarterly periodic reports and current reports for certain events, complying with the sections of the Exchange Act regulating the solicitation of proxies, requiring insiders to file public reports of their share ownership and trading activities and insiders being liable for profit from trades made in a short period of time. We are also no longer exempt from the requirements of Regulation FD promulgated under the Exchange Act related to selective disclosures. We are also no longer permitted to follow our home country’s rules in lieu of the corporate governance obligations imposed by Nasdaq, and are required to comply with the governance practices required by U.S. domestic issuers listed on Nasdaq. We are also required to comply with all other rules of Nasdaq applicable to U.S. domestic issuers, including that our articles of association specify a quorum of no less than one-third of our outstanding ordinary shares for meetings of our common shareholders, the solicitation of proxies and the approval by our shareholders in connection with certain events such as the acquisition of stock or assets of another company, the establishment of or amendments to equity-based compensation plans for employees, a change of control and certain private placements. The regulatory and compliance costs associated with the reporting and governance requirements applicable to U.S. domestic issuers may be significantly higher than the costs we previously incurred as a foreign private issuer.

The regulatory and compliance costs associated with the reporting and governance requirements applicable to U.S. domestic issuers may be significantly higher than the costs we previously incurred as a foreign private issuer. We expect to continue to incur significant legal, accounting, insurance and other expenses and to expend greater time and resources to comply with these requirements. In addition, we may need to develop our reporting and compliance infrastructure and may face challenges in complying with the new requirements applicable to us.

We incur significant costs as a result of being a public company and will continue to do so in the future, particularly as we cease to qualify as an “emerging growth company.”

We incur significant legal, accounting and other expenses as a public company. The Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC and the NASDAQ Capital Market, impose various requirements on the corporate governance practices of public companies. We have been an “emerging growth company,” as set forth above, and remained an emerging growth company until December 31, 2023, which was the earlier of (1) the last day of the fiscal year (a) ending December 31, 2023, or (b) in which we have a total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Ordinary Shares that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. An emerging growth company may take advantage of specified reduced reporting and other requirements that are otherwise applicable generally to public companies. Because, since January 1, 2024, we are no longer an emerging growth company, we may incur additional costs which could have a material adverse effect on our financial condition.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

The Company’s cybersecurity principles, goals and targets are defined in a policy approved by the Board of Directors (the “Policy”). This Policy is anchored in a risk-based approach based on industry standards to balance the level of cybersecurity against the risks faced by the Company. Material risks are managed by both internal resources and third-party contractors. The Company believes that effective information security management is necessary for the secured sharing and protection of information within the Company’s cyberspace.

The Policy applies to all directors, officers, employees and contractors of the Company and any parent, holding companies and subsidiaries regardless of their contract terms, who use the Company’s technological devices.

The Board of Directors is responsible for leading the Company to minimize the risk of unauthorized and malicious use, disclosure, potential theft, alteration or damaging effects on the Company’s operations while concurrently enabling the sharing of information in cyberspace. The Board of Directors is committed to ensuring that risks to the confidentiality, integrity or availability of Company-owned information assets are managed appropriately by implementing an information security risk management approach.

The Board of Directors oversees the Policy and its implementation of the Company’s oversight, programs, procedures, and policies related to cybersecurity, cybersecurity risks, information security, and data privacy. Departments of the Company have been identified under the Policy to report to the Company’s Head of IT overseeing the cybersecurity strategy as defined in the Policy.

The management team includes members with IT backgrounds to guide our cybersecurity efforts. Management continuously assesses risk as internal and external factors evolve and remains committed to ensuring employees have the adequate resources and training to fully understand cybersecurity guidelines and expectations. In the event of a Policy breach, members of the management team may be asked by the IT Department to assist with security investigations. If any member of management is unaware of the best course of action in dealing with an IT-related matter, the manager shall immediately contact the Company’s Head of IT. Upon discovering a potential violation of the Policy or a cybersecurity breach, the member of management must document the incident and request the individual surrender possession of any devices that may have suffered a security breach.

We assessed all third-party vendors, including our third-party IT firm, before engaging them for various services. . We have partnered with a third-party IT firm for cybersecurity services, with the Managed Security Operations Center operating 24/7/365 for automated email monitoring, malicious email quarantine, and reporting. The Head of IT will be notified and proceed accordingly if an event or incident requires input.

Additionally, the Company’s management leverages manual controls to verify data integrity and mitigate risk, considering the Company’s size and business model. Management also provides interim and year-end reports to the Board of Directors on the Company’s and its subsidiaries’ IT General controls (ITGC) related to cybersecurity and information security matters.

In 2024, we did not identify any cybersecurity events that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident. For more information about these risks, please see “Risk Factors— Cyberattacks and security breaches of our system, or those impacting our third parties, could adversely impact our brand and reputation and our business, operating results, and financial condition.” and “We may suffer significant and adverse effects due to hacking or one or more adverse software events”.

Item 2. Properties

Our principal executive office is located at 31 Hudson Yards, 11th Floor, New York, New York, United States 10001. The lease for our principal executive office is for a term ending July 31, 2027, with a monthly rental of $13,861.

Enovum maintains a 64,642 square foot data center located at 3195 de Bedford Road, Montreal, Quebec, H3S, IGS. The lease was first entered into on March 19, 2020 and last amended on March 25, 2022. The lease is for a term of 15 years and nine months ending on May 31, 2036, unless terminated earlier. The lease has been two five-year renewal options, from June 1, 2036 to May 31, 2041 and from June 1, 2041 until May 31, 2046. The base rent started at $13,467, is currently $32,321 until May 31, 2025 and increases to $42,394 by the end of the lease. Additional rent is Enovum’s proportionate share of operating costs and of real estate taxes, as well as an administrative fee equal to 15% of Enovum’s proportionate share of operating costs. The lease is secured by a letter of credit in the amount of CAD $600,000.

On December 27, 2024, Enovum acquired a 160,000 square foot facility at 7300 Trans-Canada Highway, City of Point-Claire, Quebec, Canada. The property was purchased for CAD $33.5 million (approximately USD $23.3 million) and was purchased with cash on hand.

We have one office in Hong Kong located at Room 1913 on a leased premise at Fortune Commercial Building, 362 Sha Tsui Road, Tsuen Wan, Hong Kong. The lease is for a term ending on May 31, 2025, with a monthly rental of $300.

We have one office in Singapore located at CapitaSpring, 88 Market Street, Level 21, Singapore, 048948. This lease is for a term ending on August 31, 2025, with a monthly rental of SGD $4,650 (approximately USD $3,500).

We have one office in Reykjavik, Iceland, located at Skógarhlíð 12, 105 Reykjavík, Iceland. The lease is for a term ending December 31, 2025, with a monthly rental of approximately $620.

We believe that we will be able to obtain adequate facilities, principally through leasing, to accommodate our future expansion plans. We believe that our current property rights are sufficient for our current operations.

Item 3. Legal Proceedings

Except as set forth herein, we are not currently a party to any material legal or administrative proceedings.

On June 3, 2024, the Company filed suit in Delaware Superior Court against Blockfusion, Inc. (“Blockfusion”) alleging claims for breach of contract, conversion, and related claims in connection with, among other things, certain deposits and advances paid to Blockfusion, the return of which is owed to Bit Digital. Bit Digital is seeking in excess of $4.3 million. On October 22, 2024, Blockfusion denied the Company’s claims and brought reciprocal breach of contract and related counterclaims. Blockfusion is seeking at least $158,000 in damages. A bench trial has been scheduled for June 29, 2026. The litigation is at an early stage and a reasonably possible range of loss or recovery cannot be estimated.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

We listed our Ordinary Shares on the Nasdaq Capital Market under the former name of Golden Bull Limited and the symbol “DNJR” on March 19, 2018. On August 7, 2020, the Company changed its Nasdaq trading symbol to “BTBT”. On September 10, 2020, we officially changed the Company’s name to “Bit Digital, Inc.”

Holders of Our Common Stock

As of March 7, 2025, we had 182,435,019 ordinary shares issued and outstanding, held by 124 stockholders of record and in excess of 67,000 additional holders of ordinary shares held in “street name” by various broker-dealers and registered clearing agencies.

Dividends

We currently intend to retain all future earnings to finance our operations and to expand our business. The 1,000,000 preference shares beneficially held by an officer and a director of the Company are entitled to eight (8%) percent annual dividends if and when decided by the Board of Directors. On February 7, 2023, December 8, 2023, and December 20, 2024, the Board of Directors declared eight (8%) percent ($800,000) dividends on the preference shares to Geney Development Ltd. (“Geney”) for the period ended December 31, 2022, 2023 and 2024. Erke Huang, our Chief Financial Officer, is the President of Geney and the beneficial owner of thirty (30%) percent of the equity of Geney, with the remaining seventy (70%) percent held by Zhao Hui Deng, the Company’s Chairman of the Board.

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. While our ordinary shares are currently listed on the Nasdaq Capital Market and not subject to the penny stock rules, should we not be able to maintain our listing on Nasdaq, the penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

Securities Authorized for Issuance under Equity Compensation Plans

Share-based compensation such as restricted stock units (“RSUs”), incentive and non-statutory stock options, restricted shares, share appreciation rights and share payments may be granted to any directors, employees and consultants of the Company or affiliated companies under 2021 Omnibus Equity Incentive Plan (“2021 Plan”), 2021 Second Omnibus Equity Incentive Plan (“2021 Second Plan”) and 2023 Omnibus Equity Incentive Plan (“2023 Plan”). An aggregate of 2,415,293 RSUs were granted under the 2021 Plan and no ordinary shares remain reserved for issuance under the 2021 Plan. There are 5,000,000 ordinary shares reserved for issuance under the Company’s 2021 Second Plan, under which 4,211,372 RSUs and 395,000 shares options have been granted as of December 31, 2024. There are 5,000,000 ordinary shares reserved for issuance under the Company’s 2023 Plan, under which 4,732,718 RSUs have been granted as of December 31, 2024.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included elsewhere in this report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See “Disclosure Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks, and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” and elsewhere in this report.

Overview

Bit Digital, Inc. or the “Company”, is a global platform for high performance computing (“HPC”) infrastructure and digital asset production, with headquarters in New York City.

HPC Business

The Company’s HPC business operates under the WhiteFiber Inc. (“WhiteFiber”) brand. Our operations are located in the US, Canada, and Iceland. We are a leading provider of high-performance computing (“HPC”) data centers/colocation services and cloud-based HPC graphics processing units (“GPU”) services, which we term cloud services, for customers such as artificial intelligence (“AI”) and machine learning (“ML”) developers. Our HPC Tier-3 data centers provide colocation services and are developed and operated by our wholly-owned subsidiary, Enovum. Our cloud services are provided by our WhiteFiber AI, Inc subsidiary. Collectively, we refer to these offerings as our HPC Business.

On October 11, 2024, we significantly expanded our HPC data center operations and capabilities by acquiring Enovum Data Centers Corp (“Enovum”), a Tier-3 HPC data center platform based in Montreal, Canada. Through Enovum, we lease and operate a 4MW AI data center located in Montreal, Canada (“MTL 1”). MTL 1 is a fully operational Tier-3 data center that is designed for HPC workloads. MTL 1’s full capacity is occupied by customers under lease agreements with an average duration of approximately 30 months. On December 27, 2024, we announced that we had acquired the real estate and building for a build-to-suit 5MW Tier-3 data center expansion project in Montreal (“MTL 2”). The MTL 2 data center is expected to be completed and operational by June 2025.

In addition to providing highly desirable HPC data center hosting capacity to our customers, our business model integrates HPC data center infrastructure and cloud service to provide scalable, high-performance computing solutions for enterprises, research institutions, and AI-driven businesses. Our integrated approach aligns specialized data center operations with GPU-focused cloud services, addressing the unique requirements of AI and HPC workloads. These workloads demand greater power density, advanced cooling solutions, and robust bandwidth to handle large-scale data transfers. By operating our data centers, we believe we can better meet these needs and reduce the complexity associated with procuring power and connectivity from external vendors. We can also design our facilities to accommodate the higher heat loads generated by modern GPUs, potentially shortening deployment timelines for customers who require rapid expansion of their compute infrastructure. From a financial standpoint, our vertically integrated solution allows us to capture additional margin for both of our HPC data center and cloud services businesses, avoiding expenses that would otherwise be due to third-party providers.

Cloud Services

Our cloud services business provides cutting-edge, bespoke services involving a sophisticated array of computers and chips, including NVIDIA GPUs, servers, network equipment, and data storage solutions. We believe we provide our cloud services customers with the highest levels of performance and reliability while offering flexibility to scale with customer needs. Our cloud services solutions include a proprietary software layer that enables our customers to rapidly and reliably deploy AI applications with superior performance. We are offering our cloud services initially at a data center maintained by a third-party colocation provider in Iceland (the “Iceland Data Center”) but have plans to seamlessly integrate our cloud services at data centers across key regions in Europe and North America. We believe that both of our businesses are posted to benefit from increased market demand. This is illustrated by our demonstrated ability to pre-sign end users prior to committing capital for expansions, both for new data center sites and for GPU server procurement.

We are actively engaged in research and development efforts to enhance our cloud services capabilities for our customers. For example, we are developing integrated software to automate layering of stacks and self-service portals on top of the cross-data center fabric, allowing our customers to access GPU or CPU nodes on demand—no matter where they physically reside. This provides significant flexibility as scaling is required to accelerate development of AI applications. In addition, we are working on advanced interconnect technologies like InfiniBand (IB) or RDMA over Converged Ethernet (“RoCE”). When combined with cross-data center links, these ensure that training jobs can be distributed without bottlenecks or high latency. By emphasizing scale, performance, and reliability, we believe that we will be positioned to maximize customer retention while pricing our services at a premium to those offered by our competitors.

We leverage a global network of data center resources by partnering with eight third-party data center providers to achieve high autonomy in locations across Europe, Canada, and the U.S. Our initial HPC data center partnership through which we lease capacity is at BlöndUos Campus, Iceland, offering a world-class operations team with certified technicians and reliable engineers. The facility has 50kW rack density and 6MW total capacity. Its energy source is 100% renewable energy, mainly from Blanda Hydro PowerStation, the winner of IHA Blue Planet Awards in 2017. In the fourth quarter of 2023, we secured our first cloud customer through a three-year service agreement to provide services using our advanced AI equipment. In January 2024, the Company announced that its WhiteFiber AI business commenced generating revenue.

Colocation/HPC Data Center Services

We design, develop, and operate HPC data centers, through which we offer our hosting and colocation services. Our data centers meet the requirements of the Tier-3 standard, including power redundancy, concurrent maintainability, multiple power feeds, uninterruptible power supply, highly reliable cooling systems, and strict monitoring and management systems. On October 11, 2024 the Company completed the acquisition of Enovum Data Centers Corp (“Enovum”). On December 27, 2024, we acquired the real estate and building for a build-to-suit 5MW Tier-3 data center expansion project near Montreal, Canada.

We use a well-defined set of criteria to select our data center sites. We actively target sub-20MW sites with proximity to metro areas and partial infrastructure in place, where we are retrofitting rather than developing greenfield projects. A retrofit entails sourcing and acquiring an existing industrial building with underutilized, in-place power connectivity. Our average build time for retrofits is six months, which we believe is approximately one-third to one-half of the industry average development timeline for greenfield projects. We are also developing a proprietary software capability that will link clusters across multiple sites, leveraging existing dark fiber networks connecting smaller data centers within a radius of approximately 700 kilometers. By productizing cross-data center operation, we intend to create a single supercluster, enabling us to sidestep potential fragmentation problems and dynamically “borrow” compute or storage resources from any site. We also prioritize sites offering opportunities to increase site power over time, enabling our HPC data centers to grow with customer demand. In addition, we selectively target certain larger opportunities with 50MW of power or more, subject to customer demand, to drive AI-driven compute super-clusters. Finally, we target sites powered by sustainable, green energy sources.

Digital Asset Business

The digital asset business segment of the Digital Infrastructure Business (the “Digital Asset Business Segment”) is comprised primarily of two distinct but highly complementary operations: (i) digital asset mining (the “Digital Asset Mining Operations”); and (ii) ETH staking (the “ETH Staking Operations”).

Digital Asset Mining Business

We commenced our bitcoin (“BTC”) mining business in February 2020. We initiated limited Ethereum mining operations in January 2022, however discontinued the operations by September 2022 due to Ethereum blockchain switching from proof-of-work (“PoW”) consensus mechanism to proof-of-stake (“PoS”) validation. Our mining operations, hosted by third-party providers, use specialized computers, known as miners, to generate digital assets. Our miners use application specific integrated circuit (“ASIC”) chips. These chips enable the miners to apply high computational power, expressed as “hash rate”, to provide transaction verification services (generally known as “solving a block”) which helps support the blockchain. For every block added, the blockchain provides an award equal to a set number of digital assets per block. Miners with a greater hash rate generally have a higher chance of solving a block and receiving an award.

We operate our mining assets with the primary intent of accumulating digital assets which we may sell for fiat currency from time to time depending on market conditions and management’s determination of our cash flow needs, and/or exchange into ETH or USD Coin (“USDC”). Our mining strategy has been to mine bitcoins as quickly and as many as possible given the fixed supply of bitcoins. In view of historically long delivery lead times to purchase miners from manufacturers like Bitmain Technologies Limited (“Bitmain”) and MicroBT Electronics Technology Co., Ltd (“MicroBT”), and other considerations, we have chosen to acquire miners on the spot market, which can typically result in delivery within a relatively short time.

We have signed service agreements with third-party hosting partners in North America and Iceland. These partners operate specialized mining data centers, where they install and operate the miners and provide IT consulting, maintenance, and repair work on site for us. Our mining facilities in New York are maintained by Coinmint LLC (“Coinmint”) and Digihost Technologies Inc. (“Digihost”). Our mining facilities in Texas are maintained by Dory Creek, LLC, a subsidiary of Bitdeer Technologies Group (“Bitdeer”) and A.R.T. Digital Holdings Corp (“KaboomRacks”). Soluna Computing, Inc and DVSL ComputeCo, LLC (collectively “Soluna”) maintained our mining facilities in Kentucky and Texas. Our mining facility in Iceland is maintained by GreenBlocks ehf, an Icelandic private limited company (“GreenBlocks”). We have relocated our miners from our mining facility in Canada maintained by Blockbreakers Inc. (“Blockbreakers”) to Soluna and Coinmint after our service agreement expired in November 2024. From time to time, the Company may change partnerships with hosting facilities to recalibrate its bitcoin mining operations. These terminations are strategic, targeting reduced operational costs, enhanced energy efficiency for a smaller carbon footprint, increased flexibility in operational control, and minimized geopolitical risks. While a short-term decrease in mining output might occur, we expect these changes to yield long-term operational improvements.

We are a sustainability-focused digital asset mining company. On June 24, 2021, we signed the Crypto Climate Accord, a private sector-led initiative that aims to decarbonize the crypto and blockchain sectors. On December 7, 2021, we became a member of the Bitcoin Mining Council (“BMC”), joining MicroStrategy and other founding members to promote transparency, share best practices, and educate the public on the benefits of bitcoin and bitcoin mining.

ETH Staking Business

In the fourth quarter of 2022, we formally commenced Ethereum staking operations. We intend to delegate or stake our ETH holdings to an Ethereum validator node to help secure and strengthen the blockchain network. Stakers are compensated for this commitment in the form of a reward of the native network token.

Our native staking operations are enhanced by a partnership with Blockdaemon, the leading institutional-grade blockchain infrastructure company for node management and staking. In the fourth quarter of 2022, following a similar mechanism to native Ethereum staking, we also participated in liquid staking via Portara protocol (formerly known as Harbour), the liquid staking protocol developed by Blockdaemon and StakeWise and the first of its kind tailored to institutions. With the introduction of staked ETH withdrawals in April 2023, we have reassessed our Ethereum network staking approaches, weighing the advantages of traditional staking against liquid staking solutions. The withdrawal feature in native staking, coupled with yields that are on par with those of liquid staking, has encouraged us to expand our collaborations with other service providers in this domain. As a result, we terminated all liquid staking activities with StakeWise in the third quarter of 2023, reclaiming all staked Ethereum along with the accumulated rewards. In the fourth quarter of 2023, the Company terminated the native staking activities and reclaimed all staked Ethereum with Blockdaemon.

Our native staking operations with MarsProtocol Technologies Pte. Ltd. (“Marsprotocol”) commenced in the first quarter of 2023 and concluded in July 2023.  After ceasing operations with Marsprotocol, we initiated our native staking with MarsLand Global Limited (“MarsLand”) in August 2023. Subsequently, we have ceased our native staking with MarsLand in the first quarter of 2024 and initiated our native staking with Figment Inc.

We started participating in liquid staking via Liquid Collective protocol on the Coinbase platform in the first quarter of 2023. Liquid staking allows participants to achieve greater capital efficiency by utilizing their staked ETH as collateral and trading their staked ETH tokens on the secondary market. In the first quarter of 2024, we have reclaimed all the liquid staked ETH from Liquid Collective protocol.

Miner Deployments

During the year ended December 31, 2024, we continued to work with our hosting partners to deploy our miners in North America and Iceland.

During the first quarter of 2024, the Company deployed an additional 2,350 miners at one of Coinmint’s hosting facilities.

During the second quarter of 2024, the Company deployed an additional 600 miners at Blockbreakers’ hosting facility.

During the third quarter of 2024, the Company deployed an additional 546 miners at one of Soluna’s hosting facilities.

During the fourth quarter of 2024, the Company reallocated a portion of its mining fleet across hosting facilities as part of its ongoing efforts to recalibrate its bitcoin mining operations. This transition, driven by changes in hosting partnerships, including the transfer of some miners from Blockbreakers and Coinmint to Soluna’s facilities.

As of December 31, 2024, the Company’s active hash rate totals approximately 1.8 EH/s, with operations in North America and Iceland.

Power and Hosting Overview

During the year ended December 31, 2024, our hosting partners continued to prepare sites to deliver our contracted hosting capacity, bringing additional power online for our miners.

The Company’s subsidiary, Bit Digital Canada, Inc., entered into a Mining Services Agreement effective September 1, 2022, for Blockbreakers, Inc. to provide five (5) MW of incremental hosting capacity at its facility in Canada. The facility utilizes an energy source that is primarily hydroelectric.

On May 8, 2023, the Company entered into a Master Mining Services Agreement with Blockbreakers, pursuant to which Blockbreakers agreed to provide the Company with four (4) MW of additional mining capacity at its hosting facility in Canada. The agreement is for two (2) years automatically renewable for additional one (1) year terms unless either party gives at least sixty (60) days’ advance written notice. The performance fee is 15% of the net profit. Additionally, Bit Digital has secured a side letter agreement with Blockbreakers, granting the Company the right of first refusal for any future mining hosting services offered by Blockbreakers in Canada. This new agreement brought the Company’s total contracted hosting capacity with Blockbreakers to approximately 9 MW. Our service agreement with Blockbreakers expired in November 2024. A portion of the miners were transferred to other hosting facilities, and the inefficient units were sold.

On June 7, 2022, we entered into a Master Mining Services Agreement (the “MMSA”) with Coinmint LLC, pursuant to which Coinmint will provide the required mining colocation services for a one-year period automatically renewing for three-month periods unless earlier terminated. The Company will pay Coinmint electricity costs, plus operating costs required to operate the Company’s mining equipment, as well as a performance fee equal to 27.5% of the net profit, subject to a ten percent (10%) reduction if Coinmint fails to provide uptime of ninety-eight (98%) percent or better for any period. We are not privy to the emissions rate at the Coinmint facility or at any other hosting facility. However, the Coinmint facility operates in an upstate New York region that reportedly utilizes power that is 99% emissions-free, as determined based on the 2023 Load & Capacity Data Report published by the New York Independent System Operator, Inc. (“NYISO”).

On April 5, 2023, the Company entered into a letter agreement and MMSA Amendment with Coinmint pursuant to which Coinmint agreed to provide the Company with up to ten (10) MW of additional mining capacity to energize the Company’s mining equipment at Coinmint’s hosting facility in Plattsburgh, New York. The agreement is for two (2) years automatically renewing for three (3) months unless terminated by either party on at least ninety (90) days prior written notice. The performance fees under this letter agreement range from 30% to 33% of the net profit. This new agreement brings the Company’s total contracted hosting capacity with Coinmint to approximately 30 MW at this facility.

On April 27, 2023, the Company entered into a letter agreement and MMSA Amendment with Coinmint pursuant to which Coinmint agreed to provide the Company with up to ten (10) MW of additional mining capacity to energize the Company’s mining equipment at Coinmint’s hosting facility in Massena, New York. The agreement is for one (1) year automatically renewing for three (3) months unless terminated by either party on at least ninety (90) days prior written notice. The performance fees under this letter agreement are 33% of the net profit. This new agreement brings the Company’s total contracted hosting capacity with Coinmint to approximately 40 MW.

On January 26, 2024, the Company entered into a letter agreement and MMSA Amendment with Coinmint pursuant to which Coinmint agreed to provide the Company with up to six (6) MW of additional mining capacity to energize the Company’s mining equipment at Coinmint’s hosting facility in Massena, New York. The agreement is for one (1) year automatically renewing for three (3) months unless terminated by either party on at least ninety (90) days prior written notice. The performance fees under this letter agreement are 28% of the net profit. This new agreement brings the Company’s total contracted hosting capacity with Coinmint to approximately 46 MW.

On September 5, 2024, the Company received a 90-days notice of non-renewal of colocation mining services agreement from Coinmint, which informed the Company of its intent not to renew 27 MW of the 36 MW total contracted capacity at its Massena, New York site, effective December 7, 2024. Subsequently, on October 29, 2024, the Company received an additional 90-days notice of non-renewal of colocation mining services agreement from Coinmint, which informed the Company of its intent to not renew the remaining 9 MW of the 36 MW total contracted capacity at its Massena, New York site, effective January 28, 2024. On January 3, 2025, the Company received an additional 90-days notice of non-renewal of colocation mining services agreement from Coinmint, which informed the Company of its intent to not renew the 10 MW total contracted capacity at its Plattsburgh, New York site, effective April 5, 2025.

After the contracts with Coinmint expire, we plan on selling the inefficient units and replacing the hash rate with newer generation machines. By doing so we can replace the lost hash rate with around 50% less MW. We have already signed contracts for more than enough hosting capacity to replace that hash rate. As of December 31, 2024, Coinmint provided approximately 18.5 MW of capacity for our miners at their facilities.

In June 2021, we entered into a strategic co-mining agreement with Digihost Technologies in North America. Pursuant to the terms of the agreement, Digihost provides certain premises to Bit Digital for the purpose of the operation and storage of a twenty (20) MW bitcoin mining system to be delivered by Bit Digital. Digihost provides services to maintain the premises for a term of two (2) years. Digihost shall also be entitled to 20% of the net profit generated by the miners.

In April 2023, we renewed the co-mining agreement with Digihost, previously executed in June 2021. Pursuant to the terms of the new agreement, Digihost provides certain premises to Bit Digital for the purpose of the operation and storage of an up to twenty (20) MW bitcoin mining system to be delivered by Bit Digital. Digihost also provides services to maintain the premises for a term of two (2) years, automatically renewing for a period of one (1) year. Digihost shall also be entitled to 30% of the net profit generated by the miners. As of December 31, 2024, Digihost provided approximately 6.0 MW of capacity for our miners at their facility.

On May 9, 2023 (“Effective Date”), the Company entered into a Term Loan Facility and Security Agreement (the “Loan Agreement”) with GreenBlocks. Pursuant to the Loan Agreement, GreenBlocks has requested the Company to extend one or more loans (“Advances”) under a senior secured term loan facility in an aggregate outstanding principal amount not to exceed $5 million. The interest rate of the Loan Agreement is 0% and Advances are to be repaid on the maturity date, which is the thirty-nine-month anniversary of the Effective Date. GreenBlocks will exclusively use the Advances to buy miners that will be operated for the benefit of the Company at a facility in Iceland, with an overall capacity of 8.25 MW. To secure the prompt payment of Advances, the Company has been granted a continuing first priority lien and security interest in all of GreenBlocks’s rights, title and interest to the financed miners. The miners are the sole property of GreenBlocks, of which they are responsible for the purchase, installation, operation, and maintenance.

On May 9, 2023, the Company entered into a Computation Capacity Services Agreement (the “Services Agreement”) with GreenBlocks. Pursuant to the Agreement, GreenBlocks will provide computational capacity services and other necessary ancillary services, such as operation, management, and maintenance, at the facility in Iceland for a term of two (2) years. GreenBlocks will own and operate the miners financed through the Loan Agreement for the purpose of providing computational capacity of up to 8.25 MW. The Company will pay power costs of five cents ($0.05) per kilowatt hour, a pod fee of $22,000 per pod per month, and a depreciation fee equal to 1/36 of the facility size per month. The performance fees under this agreement are 20% of the net profit. The Company submitted to Greenblocks a deposit in the amount of $1,052,100, which was exclusively for the purpose of paying the landlord of the facility for hosting space.

On June 1, 2023, the Company and GreenBlocks entered the Omnibus Amendment to Loan Documents and Other Agreements (“Omnibus Amendment”). This amendment revised both the Loan Agreement and the Services Agreement previously entered on May 9, 2023. While the core terms remained consistent, notable modifications pertained to the facility size and contracted capacity. Specifically, the facility size was increased from $5 million to $6.7 million. Moreover, GreenBlocks agreed to expand the computation capacity to approximately 10.7 MW. Advances of $6.4 million have been financed by the Company to GreenBlocks. As of December 31, 2024, GreenBlocks provided approximately 5.0 MW of capacity for our miners at their facility.

In October 2023, we entered into a strategic co-location agreement with Soluna Computing, Inc. (“Soluna”) for a term of one (1) year automatically renewing on a month-to-month basis unless terminated by either party. Pursuant to the terms of the agreement, Soluna provides certain required mining colocation services to the Company for the purpose of the operation and storage of up to 4.4 MW bitcoin mining system to be delivered by Bit Digital. Soluna shall also be entitled to 42.5% of the net profit generated by the miners. This agreement expired at the end of October 2024.

In October 2024, we entered into a co-location agreement with Soluna to continue our business relationship. Under this agreement, Soluna provides certain required mining colocation services to the Company at their hosting facility in Murray, Kentucky for the purpose of the operation and storage of bitcoin mining system to be delivered by the Company up to 6.6 MW (3.3 MW for terms of nine (9) months and 3.3 MW for terms of one (1) year), automatically renewing on a month-to-month basis unless terminated by either party. Soluna shall also be entitled to 35% of the net profit generated by the miners.

In December 2024, we entered into two additional co-location agreements with Soluna pursuant to which Soluna agreed to provide the Company with up to 11 MW (5.5 MW and 5.5 MW, respectively). Both agreements are for one (1) year automatically renewing on a month-to-month basis unless terminated by either party on at least sixty (60) days prior written notice. Soluna shall also be entitled to 35% and 27.5%, respectively, of the net profit generated by the miners. These new agreements bring the Company’s total contracted hosting capacity with Soluna to approximately 17.6 MW. As of December 31, 2024, Soluna provided approximately 11.4 MW of capacity for our miners at their facility.

In November 2023, we entered into a hosting services agreement, which was amended on March 7, 2024, with Dory Creek, LLC, a subsidiary of Bitdeer Technologies Group (“Bitdeer”), for a term of one (1) year automatically renewing on an annual basis unless terminated by either party by giving a 30-day prior notice to the other Party in writing. Pursuant to the terms of the agreement, Bitdeer provides maintenance and operation services to Bit Digital to support 17.5 MW of capacity. Bitdeer shall also be entitled to 30% of the net profit generated by the miners. Bit Digital shall have the first right, but not obligation, to accept services for any extra capacity under the terms of this Agreement. As of December 31, 2024, Bitdeer provided approximately 15.5 MW of capacity for our miners at their facility.

In February 2025, we entered into two hosting services agreements with A.R.T. Digital Holdings Corp (“KaboomRacks”) for terms of nine (9) months and three (3) years automatically renewing on an annual basis unless terminated by either party. Pursuant to the terms of the agreements, KaboomRacks provides maintenance and operation services to Bit Digital to support 6 MW and 13 MW of capacity. KaboomRacks shall also be entitled to between 19.75% and 40% of the net profit generated by the miners. Deployment is expected to begin in the first quarter of 2025.

In May 2022, our hosting partner Blockfusion advised us that the substation at its Niagara Falls, New York facility was damaged by an explosion and fire, and power was cut off to approximately 2,515 of the Company’s bitcoin miners and approximately 710 ETH miners that had been operating at the site immediately prior to the incident. The explosion and fire are believed to have been caused by faulty equipment owned by the power utility. Blockfusion and the Company have entered into a common interest agreement to jointly pursue any claims evolving from the explosion and fire. Prior to the incident, our facility with Blockfusion in Niagara Falls, provided approximately 9.4 MW to power our miners. Power was restored to the facility in September 2022. However, we received a notice dated October 4, 2022 (the “Notice”), from the City of Niagara Falls, which ordered the cease and desist from any cryptocurrency mining or related operations at the facility until such time as Blockfusion complies with Section 1303.2.8 of the City of Niagara Falls Zoning Ordinance (the “Ordinance”), in addition to all other City ordinances and codes. Blockfusion has advised us that the Ordinance came into effect on October 1, 2022, following the expiration of a related moratorium on September 30, 2022. Blockfusion has further advised that it has submitted applications for new permits based on the Ordinance’s new standards and that the permits may take several months to process. Pursuant to the Mining Services Agreement between Bit Digital and Blockfusion dated August 25, 2021, Blockfusion represents, warrants and covenants that it “possesses, and will maintain, all licenses, registrations, authorizations and approvals required by any governmental agency, regulatory authority or other party necessary for it to operate its business and engage in the business relating to its provision of the Services.” On October 5, 2022, Bit Digital further advised Blockfusion that it expects it to comply with the directives of the Notice. Our service agreement with Blockfusion ended in September 2023. On June 3, 2024, the Company filed suit in Delaware Superior Court against Blockfusion alleging claims for breach of contract, conversion, and related claims in connection with, among other things, certain deposits and advances paid to Blockfusion, the return of which is owed to the Company. The Company is seeking in excess of $4.3 million. On October 22, 2024, Blockfusion denied the Company’s claims and brought reciprocal breach of contract and related counterclaims. Blockfusion is seeking at least $158,000 in damages. A bench trial has been scheduled for June 29, 2026. Refer to Note 19. Contingencies for further details.

Miner Fleet Update and Overview

As of December 31, 2023, we had 46,548 miners owned or operating (in Iceland) for bitcoin mining with a total maximum hash rate of 3.9 EH/s.

On January 25, 2024, we entered into a purchase agreement with an unaffiliated seller of bitcoin mining computers, from whom we acquired 2,350 S19 Pro miners. As of the date of this report, all miners have been delivered.

On April 15, 2024, we entered into a purchase agreement with an unaffiliated seller of bitcoin mining computers, from whom we acquired 1,146 S19K Pro miners. As of the date of this report, all miners have been delivered.

On December 10, 2024, we entered into an agreement with an unaffiliated seller of bitcoin mining computers, from whom we acquired 191 S21 miners. As of the date of this report, none of the miners were delivered.

On December 15, 2024, we entered into an agreement with an unaffiliated seller of bitcoin mining computers, from whom we acquired 750 S21 miners. As of the date of this report, none of the miners were delivered.

On December 23, 2024, we entered into an agreement with an unaffiliated seller of bitcoin mining computers, from whom we acquired 4,300 S21+ miners. As of the date of this report, none of the miners were delivered.

For the year ended December 31, 2024, the Company disposed approximately 25,495 bitcoin miners.

As of December 31, 2024, we had 24,239 miners owned or operating (in Iceland) for bitcoin mining with a total maximum hash rate of 2.6 EH/s.

Bitcoin Production

From the inception of our bitcoin mining business in February 2020 to December 31, 2024, we earned an aggregate of 7,280.1 bitcoins.

The following table presents our bitcoin mining activities for the year ended December 31, 2024:

	Number of bitcoins	Amount (1)
Balance at December 31, 2023	642.4	$19,818,980
Cumulative effect of the adoption of ASU 2023-08	-	7,341,319
Receipt of BTC from mining services	949.9	58,591,608
Exchange of BTC into ETH	(639.5)	(40,267,700)
Exchange of BTC into USDC	(35.0)	(1,787,535)
Sales of and payments made in BTC	(175.9)	(15,316,858)
Change in fair value of BTC	-	40,939,917
Balance at December 31, 2024	741.9	$69,319,731

(1)	Receipt of digital assets from mining services are the product of the number of bitcoins received multiplied by the bitcoin price obtained from CoinMarketCap, calculated on a daily basis. Sales of bitcoin represent the carrying value of bitcoin at the time of sale.

Results of Operations for the Years Ended December 31, 2024 and 2023

The following table summarizes the results of our operations during the years ended December 31, 2024 and 2023, respectively, and provides information regarding the dollar increase or (decrease) during period.

	For the Years Ended December 31,		Variance in
	2024	2023	Amount

Revenues
Digital asset mining	$58,591,608	44,240,418	14,351,190
Cloud services	45,727,735	-	45,727,735
Colocation services	1,361,241	-	1,361,241
ETH staking	1,819,876	675,713	1,144,163
Other	550,260	-	550,260
Total revenues	108,050,720	44,916,131	63,134,589

Operating costs and expenses
Cost of revenue (exclusive of depreciation shown below)
Digital asset mining	(42,307,012)	(29,505,783)	(12,801,229)
Cloud services	(19,508,252)	-	(19,508,252)
Colocation services	(490,501)	-	(490,501)
ETH staking	(72,067)	(50,802)	(21,265)
Depreciation and amortization expenses	(32,311,056)	(14,426,733)	(17,884,323)
General and administrative expenses	(41,508,279)	(27,668,592)	(13,839,687)
Gains on digital assets	55,709,711	-	55,709,711
Realized gain on exchange of digital assets	-	18,789,998	(18,789,998)
Impairment of digital assets	-	(6,632,437)	6,632,437
Loss on write-off of deposit to hosting facility	-	(2,041,491)	2,041,491
Total operating expenses	(80,487,456)	(61,535,840)	(18,951,616)

(Loss) income from operations	27,563,264	(16,619,709)	44,182,973

Net loss from disposal of property and equipment	(859,083)	(165,160)	(693,923)
Gain from sale of investment security	-	8,220	(8,220)
Other income, net	5,579,796	3,162,412	2,417,384
Total other income (expense), net	4,720,713	3,005,472	1,715,241

Income (loss) before income taxes	32,283,977	(13,614,237)	45,898,214

Income tax expenses	(3,978,167)	(279,044)	(3,699,123)
Net income (loss)	$28,305,810	(13,893,281)	42,199,091

Revenue

We generate revenues from cloud services, colocation services, digital asset mining, and ETH staking businesses.

Revenue from cloud services

In the fourth quarter of 2023, we initiated WhiteFiber AI, a new business line to provide cloud services to support generative AI workstreams. The Company commenced the cloud services in January 2024.

Our revenue from cloud services was $45.7 million for the year ended December 31, 2024. During the three months ended March 31, 2024, the Company issued a service credit of $1.3 million to the customer as compensation for decreased utilization during the initial deployment period, which included testing and optimization phases. The Company issued another service credit of $0.6 million to the customer during the three months ended September 30, 2024, as compensation for decreased utilization.

Revenue from colocation services

In the fourth quarter of 2024, we acquired Enovum which provides customers with physical space, power, cooling within the data center facility.

Our revenue from colocation services was $1.4 million for the year ended December 31, 2024.

Revenue from digital asset mining

We provide computing power to digital asset mining pools, and receive consideration in the form of digital assets, the value of which is determined using the market price of the related digital asset at the time of receipt. By providing computing power to successfully add a block to the blockchain, the Company is entitled to a fractional share of the digital assets award from the mining pool operator, which is based on the proportion of computing power the Company contributed to the mining pool to the total computing power contributed by all mining pool participants in solving the current algorithm.

For the year ended December 31, 2024, we received 949.9 bitcoins from the Foundry USA Pool (“Foundry”) mining pool. As of December 31, 2024, our maximum hash rate was at an aggregate of 2.6 EH/s for our bitcoin miners. For the year ended December 31, 2024, we recognized revenue of $58.6 million from bitcoin mining services.

For the year ended December 31, 2023, we received 1,507.3 bitcoins from Foundry USA Pool (“Foundry”) mining pool. As of December 31, 2023, our maximum hash rate was at an aggregate of 3.9 EH/s for our bitcoin miners. For the year ended December 31, 2023, we recognized revenue of $44.2 million from bitcoin mining services.

Our revenues from digital asset mining services increased by $14.4 million, or 32.4%, to $58.6 million for the year ended December 31, 2024 from $44.2 million for the year ended December 31, 2023. The increase was primarily due to a higher average BTC price for the year ended December 31, 2024, compared to the year ended December 31, 2023, partially offset by a decrease of 557.4 bitcoins generated from our mining business. The higher average BTC price was, in part, a result of the halving of BTC, which occurred on April 19, 2024.

We expect to continue to opportunistically invest in miners to increase our hash rate capacity.

Revenue from ETH staking

During the fourth quarter of 2022, we commenced ETH staking business, in both native staking and liquid staking.

For the ETH native staking business, we previously partnered with Blockdaemon, Marsprotocol and MarsLand Global Limited (“MarsLand”). Currently, we stake ETH with Figment, using network-based smart contracts, on a node for the purpose of validating transactions and adding blocks to the network. Through these contracts, the Company stakes ETH on nodes for the purpose of validating transactions and adding blocks to the Ethereum blockchain network. The Company is able to withdraw staked ETH under contracted staking since April 12, 2023 when the announced Shanghai upgrade was completed. In exchange for staking the ETH and validating transactions on blockchain networks, the Company is entitled to block rewards and transaction fees for successfully validating or adding a block to the blockchain. These rewards are received by the Company directly from the Ethereum network and are calculated approximately based on the proportion of the Company’s stake to the total ETH staked by all validators.

In the fourth quarter of 2023, the Company terminated the native staking activities and reclaimed all staked Ethereum with Blockdaemon. Our native staking operations with Marsprotocol commenced in the first quarter of 2023 and concluded in July 2023. After ceasing operations with Marsprotocol, we initiated our native staking operations with MarsLand in August 2023. In the first quarter of 2024, we concluded our operations with MarsLand and initiated our native staking operations with Figment. As of December 31, 2024, all of native staking operations are with Figment.

For the liquid staking business, the Company has deployed ETH into Portara protocol (formerly known as Harbour) supported by liquid staking solution provider under the consortium of Blockdaemon and Stakewise, and Liquid Collective protocol supported by Coinbase. By staking, we receive receipt tokens for the ETH staked which could be redeemed to ETH or can be traded or collateralized elsewhere, at any time. In addition, we receive rETH-h for rewards earned from Portara protocol. With the introduction of staked ETH withdrawals in April 2023, we have reassessed our Ethereum network staking approaches, weighing the advantages of traditional staking against liquid staking solutions. The withdrawal feature in native staking, coupled with yields that are on par with those of liquid staking, has encouraged us to expand our collaborations with other service providers in this domain. As a result, we terminated all liquid staking activities with StakeWise in the third quarter of 2023, reclaiming all staked Ethereum along with the accumulated rewards. In the first quarter of 2024, we ceased our liquid staking activities with Liquid Collective protocol and reclaimed all our staked Ethereum. Since the first quarter of 2024, the Company has no liquid staking activities.

In the first quarter of 2024, the Company has restaked 3,008 ETH into EigenLayer, a protocol built on Ethereum that enables restaking of the already-staked ETH, through Figment. To mitigate potential risks, we restake our ETH without delegating to any operator. As of the date of this report, the reward earned from this restaking activity is not significant.

For the year ended December 31, 2024, we earned 565.1 ETH in native staking and 1.3 ETH in liquid staking, respectively. For the year ended December 31, 2024, we recognized revenues of $1,815,373 and $4,503 from native staking and liquid staking, respectively.

For the year ended December 31, 2023, we earned 287.0 ETH in native staking and 81.9 ETH/rETH-h in liquid staking, respectively. For the year ended December 31, 2023, we recognized revenues of $531,702 and $144,011 from native staking and liquid staking, respectively.

Our revenues from ETH native staking increased by $1,283,671, or 241.4%, to $1,815,373 for the year ended December 31, 2024 from $531,702 for the year ended December 31, 2023. The increase was primarily due to an increase of 278.1 ETH earned from native staking service and an increase in the average price of ETH for the year ended December 31, 2024 compared to the year ended December 31, 2023.

Our revenues from ETH liquid staking decreased by $139,508, or 96.9%, to $4,503 for the year ended December 31, 2024 from $144,011 for the year ended December 31, 2023. The decrease was due to the termination of liquid staking activities in the first quarter of 2024.

Cost of revenue

We incur cost of revenue from our from digital asset mining, cloud services, colocation services, and ETH staking businesses.

The Company’s cost of revenue consists primarily of (i) direct production costs related to mining operations, including electricity costs, profit-sharing fees and other relevant costs, but excluding depreciation and amortization, which are separately stated in the Company’s consolidated statements of operations, (ii) direct production costs related to cloud services operations, including electricity costs, datacenter lease expense, GPU servers lease expense, and other relevant costs, but excluding depreciation and amortization, which are separately stated in the Company’s consolidated statements of operations, (iii) direct production costs related to colocation services, including electricity costs, lease costs and other relevant costs and (iv) direct cost related to ETH staking business including service fee and reward-sharing fees to the service providers.

Cost of revenue - cloud services

For the years ended December 31, 2024 and 2023, the cost of revenue from cloud services was comprised of the following:

	For the Years Ended December 31,
	2024	2023

Electricity costs	$1,007,112	$-
Datacenter lease expenses	3,558,987	-
GPU servers lease expenses	13,640,737	-
Other costs	1,301,416	-
Total	$19,508,252	$-

Electricity costs. These expenses were incurred by the data center for the high performance computing equipment and were closely correlated with the number of deployed GPU servers.

For the year ended December 31, 2024 and 2023, electricity costs totaled $1.0 million and $nil, respectively.

Data center lease expenses. In December 2023, we entered into a data center lease agreement for a fixed monthly recurring cost.

For the year ended December 31, 2024 and 2023, data center lease expenses totaled $3.6 million and $nil, respectively.

GPU servers lease expenses. In 2023, we entered into a GPU servers lease agreement to support our cloud services. The lease payment depends on the usage of the GPU servers.

For the year ended December 31, 2024 and 2023, GPU servers lease expenses totaled $13.6 million and $nil, respectively.

Cost of revenue - Colocation Services

For the years ended December 31, 2024 and 2023, the cost of revenue from colocation services was comprised of the following:

	For the Years Ended December 31,
	2024	2023

Electricity costs	$188,559	$-
Lease expenses	149,260	-
Other costs	152,682	-
Total	$490,501	$-

Electricity costs. These expenses were closely correlated with the number of deployed servers hosted by the data center.

For the year ended December 31, 2024 and 2023, electricity costs totaled $0.2 million and $nil, respectively.

Lease expenses. These expenses were incurred by the data center for lease agreement for a fixed monthly recurring cost.

For the year ended December 31, 2024 and 2023, data center lease expenses totaled $0.1 million and $nil, respectively.

Cost of revenue - digital asset mining

For the years ended December 31, 2024 and 2023, the cost of revenue from digital asset mining was comprised of the following:

	For the Years Ended December 31,
	2024	2023

Electricity costs	$30,598,881	$22,277,038
Profit-sharing fees	9,175,239	5,902,205
Other costs	2,532,892	1,326,540
Total	$42,307,012	$29,505,783

Electricity costs. These expenses were incurred by mining facilities for the miners in operation and were closely correlated with the number of deployed miners.

For the year ended December 31, 2024, electricity costs increased by $8.3 million, or 37%, compared to the electricity costs incurred for the year ended December 31, 2023. The increase primarily resulted from an increase in the number of deployed miners.

Profit-sharing fees. We enter into hosting agreements with certain mining facilities, which included performance fees calculated as a fixed percentage of net profit generated by the miners. We refer to these fees as profit-sharing fees.

For the year ended December 31, 2024, profit-sharing fees increased by $3.3 million, or 55%, compared to profit-sharing fees incurred in the year ended December 31, 2023. The increase in profit-sharing fees was primarily due to the higher average BTC price for the year ended December 31, 2024, partially offset by a lower bitcoin production as a result of the halving of BTC, which occurred on April 19, 2024.

We expect a proportionate increase in the cost of revenue as we continue to focus on the expansion and upgrade of our miner fleet.

Cost of revenue - ETH staking business

For the year ended December 31, 2024, cost of revenue from ETH staking business increased by $21,265, or 42%, compared to the cost of revenue incurred for the year ended December 31, 2023. The increase primarily resulted from increased service costs due to the increased number of staked ETH.

Depreciation and amortization expenses

For the years ended December 31, 2024 and 2023, depreciation and amortization expenses were $32.3 million and $14.4 million, respectively based on an estimated useful life of property, plant, and equipment as discussed in Note 2. Summary of Significant Accounting Policies.

General and administrative expenses

For the year ended December 31, 2024, our general and administrative expenses, totaling $41.5 million, were primarily comprised of shared-based compensation expenses of $9.9 million, salary and bonus expenses of $9.8 million, professional and consulting expenses of $13.5 million, directors and officers insurance expenses of $0.9 million, marketing expenses of $1.8 million, and travel expenses of $1.0 million.

For the year ended December 31, 2023, our general and administrative expenses, totaling $27.7 million, were primarily comprised of shared-based compensation expenses of $9.1 million, salary and bonus expenses of $5.5 million, professional and consulting expenses of $5.4 million, directors and officers insurance expenses of $1.7 million, marketing expenses of $1.2 million, travel expenses of $0.8 million, and transportation expenses of $0.2 million to relocate miners.

Gains (losses) on digital assets

For the year ended December 31, 2024, a gain of $55.7 million was recognized, primarily attributable to the increases in the prices of bitcoin and ETH as of December 31, 2024.

As a result of the adoption of ASU 2023-08 effective January 1, 2024, digital assets are recorded at fair value, changes in fair value are recognized as part of net income. As described under the heading “Realized gain on exchange of digital assets”, gains on digital assets for the year ended December 31, 2024 are not comparable to the year ended December 31, 2023.

Realized gain on exchange of digital assets

For the year ended December 31, 2023, we recorded a gain of $18.8 million from the exchange of 1,811.2 bitcoins and 5,712.4 ETH.

Prior to the adoption of ASU 2023-08, digital assets were classified as indefinite-lived intangible assets and were measured at cost less impairment. Subsequent increases in digital asset prices are not allowed to be recorded unless the digital asset is sold, at which point the gain is recognized in “Realized gain on exchange of digital assets” in the consolidated statements of operations. Accordingly, realized gains (losses) recognized on digital asset transactions for the year ended December 31, 2024 are not comparable to the year ended December 31, 2023.

Impairment of digital assets

As a result of the adoption of ASU 2023-08 effective January 1, 2024, impairment of digital assets was no longer recognized.

Impairment of digital assets was $6.6 million for the year ended December 31, 2023. We utilized the intraday low price of digital assets in the calculation of impairment of digital assets. For the year ended December 31, 2023, the impairment of $6.6 million was comprised of impairment of $4.5 million and $2.1 million on bitcoins and ETH, respectively.

Net (loss) gain from disposal of property and equipment

For the year ended December 31, 2024, the Company sold 5,606 bitcoin miners for a total consideration of $ 1.2 million. On the dates of the transaction, the total original cost and accumulated depreciation of these miners were $7.4 million and $5.3 million, respectively. The Company recognized a loss of $850,120 from the sale of miners which was recorded in the account of “net (loss) gain from disposal of property. As of the date of this report, the Company has collected the cash consideration of $0.8 million.

For the year ended December 31, 2024, the Company wrote off 19,889 BTC miners during the year, and the Company recorded a loss of $nil resulting from the writing off in the account of “net (loss) gain from disposal of property and equipment”.

For the year ended December 31, 2023, the Company wrote off 5,238 BTC miners and 730 ETH miner during the year, and the Company recorded a loss of $0.2 million resulting from the write-off in the account of “net (loss) gain from disposal of property and equipment”.

Income tax expenses

The following table provides details of income taxes:

	For the Years Ended December 31,
	2024	2023

Income (loss) before income taxes	$32,283,977	$(13,614,237)
Provision for income taxes	3,978,167	279,044
Effective tax rate	12.3%	(2.0)%

Tax expense was higher as a percentage of income before taxes during the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to the impact of tax expense increases by $1.9 million and $1.9 million in year ended December 31, 2024 due to profitable business operations in Iceland and Canada, respectively.

Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income, the amount of our pre-tax income as business activities fluctuate, non-deductible expenses, non-taxable capital gain in certain jurisdictions, change of valuation allowance and the effectiveness of our tax planning strategies. We also continue to monitor the adoption of Pillar Two relating to the global minimum tax in each of our tax jurisdictions to evaluate its impact on our effective income tax rate. For the year ended December 31, 2024, we are not subject to Pillar Two global minimum tax. For more details on the Company’s tax profile, see Note 15. Income Taxes to our consolidated financial statements.

Net income (loss) and earnings (loss) per share

For the year ended December 31, 2024, our net income was $28.3 million, representing a change of $42.2 million from a net loss of $13.9 million for the year ended December 31, 2023.

Basic and diluted earnings per share was $0.20 and $0.19 for the year ended December 31, 2024, respectively. Basic and diluted loss per share was $0.16 and $0.16 for the year ended December 31, 2023, respectively.

Basic and diluted weighted average number of shares was 140,346,322 and 141,507,497 for the year ended December 31, 2024, respectively. Basic and diluted weighted average number of shares was 87,534,052 and 87,534,052 for the year ended December 31, 2023, respectively.

Results of Operations for the Year Ended December 31, 2023 and 2022

The following table summarizes the results of our operations during the year ended December 31, 2023 and 2022, respectively, and provides information regarding the dollar increase or (decrease) during the period.

	For the Years Ended December 31,		Variance in
	2023	2022	Amount

Revenues
Digital asset mining	$44,240,418	32,270,689	11,969,729
ETH staking	675,713	25,904	649,809
Total revenues	44,916,131	32,296,593	12,619,538

Operating costs and expenses
Cost of revenue (exclusive of depreciation shown below)
Digital asset mining	(29,505,783)	(20,374,633)	(9,131,150)
ETH staking	(50,802)	-	(50,802)
Depreciation and amortization expenses	(14,426,733)	(27,829,730)	13,402,997
General and administrative expenses	(27,668,592)	(22,984,784)	(4,683,808)
Realized gain on exchange of digital assets	18,789,998	6,548,841	12,241,157
Impairment of digital assets	(6,632,437)	(24,654,267)	18,021,830
Impairment of property and equipment	-	(50,038,650)	50,038,650
Loss on write-off of deposit to hosting facility	(2,041,491)	(129,845)	(1,911,646)
Total operating expenses	(61,535,840)	(139,463,068)	77,927,228

Loss from operations	(16,619,709)	(107,166,475)	77,927,228

Net (loss) gain from disposal of property and equipment	(165,160)	1,353,299	(1,518,459)
Gain from sale of investment security	8,220	1,039,999	(1,031,779)
Other income (expense), net	3,162,412	(1,116,276)	4,278,688
Total other income, net	3,005,472	1,277,022	1,728,450

Loss before income taxes	(13,614,237)	(105,889,453)	79,655,678

Income tax expenses	(279,044)	592,850	(871,894)
Net loss	$(13,893,281)	(105,296,603)	78,783,784

Revenue

We generate revenues from digital asset mining and ETH staking.

Revenue from digital asset mining

We provide computing power to digital asset mining pools, and receive consideration in the form of digital assets, the value of which is determined using the market price of the related digital asset at the time of receipt. By providing computing power to successfully add a block to the blockchain, the Company is entitled to a fractional share of the digital assets award from the mining pool operator, which is based on the proportion of computing power the Company contributed to the mining pool to the total computing power contributed by all mining pool participants in solving the current algorithm.

For the year ended December 31, 2023, we received 1,507.3 bitcoins from Foundry mining pool. As of December 31, 2023, our maximum hash rate was at an aggregate of 3.9 EH/s for our bitcoin miners. For the year ended December 31, 2023, we recognized revenue of $44.2 million from bitcoin mining services.

For the year ended December 31, 2022, we received 1,247.5 bitcoins from Foundry mining pool and 294.3 ETHs from Ethermine mining pool(“Ethermine”) operated by Bitfly Gmbh. We discontinued the ETH mining operations in September 2022 due to the Ethereum blockchain switching from proof-of-work (“PoW”) consensus mechanism to proof-of-stake (“PoS”) validation. For the year ended December 31, 2022, we recognized revenue of $31.4 million and $0.9 million from bitcoin mining services and ETH mining services, respectively.

Our revenues from digital asset mining services increased by $12.0 million, or 37.1%, to $44.2 million for the year ended December 31, 2023 from $32.3 million for the year ended December 31, 2022. The increase was primarily due to an increase of 259.8 in the number of BTC earned from mining services and an increase in the average price of BTC for the year ended December 31, 2023 compared to the year ended December 31, 2022.

We expect to continue to opportunistically invest in miners to increase our hash rate capacity.

Revenue from ETH staking

During the fourth quarter of 2022, we commenced ETH staking business, in both native staking and liquid staking.

For the ETH native staking business with Blockdaemon, Marsprotocol and MarsLand, we stake ETH, through network-based smart contracts, on a node for the purpose of validating transactions and adding blocks to the network. Through these contracts, the Company stakes ETH on nodes for the purpose of validating transactions and adding blocks to the Ethereum blockchain network. The Company is able to withdraw staked ETH under contracted staking since April 12, 2023 when the announced Shanghai upgrade was completed. In exchange for staking the ETH and validating transactions on blockchain networks, the Company is entitled to block rewards and transaction fees for successfully validating or adding a block to the blockchain. These rewards are received by the Company directly from the Ethereum network and are calculated approximately based on the proportion of the Company’s stake to the total ETH staked by all validators. In the fourth quarter of 2023, the Company terminated the native staking activities and reclaimed all staked Ethereum with Blockdaemon.

Our native staking operations with Marsprotocol commenced in the first quarter of 2023 and concluded in July of the same year. After ceasing operations with Marsprotocol, we initiated our native staking with MarsLand Global Limited in August 2023. As of December 31,2023, we had all of our native staking activities with MarsLand.

For the liquid staking business, the Company has deployed ETH into Portara protocol (formerly known as Harbour) supported by liquid staking solution provider under the consortium of Blockdaemon and Stakewise, and Liquid Collective protocol supported by Coinbase. By staking, we receive receipt tokens for the ETH staked which could be redeemed to ETH or can be traded or collateralized elsewhere, at any time. In addition, we receive rETH-H for rewards earned from Portara protocol. With the introduction of staked ETH withdrawals in April 2023, we have reassessed our Ethereum network staking approaches, weighing the advantages of traditional staking against liquid staking solutions. The withdrawal feature in native staking, coupled with yields that are on par with those of liquid staking, has encouraged us to expand our collaborations with other service providers in this domain. As a result, we terminated all liquid staking activities with StakeWise in the third quarter of 2023, reclaiming all staked Ethereum along with the accumulated rewards. As of December 31,2023, we had all of our liquid staking activities with Liquid Collective protocol which began in the first quarter of 2023.

For the year ended December 31, 2023, we earned 287.0 ETH in native staking and 81.9 ETH/rETH-h in liquid staking, respectively. For the year ended December 31, 2023, we recognized revenues of $531,702 and $144,011 from native staking and liquid staking, respectively.

For the year ended December 31, 2022, we earned 3.7 ETH in native staking and 16.2 rETH-h in liquid staking, respectively. For the year ended December 31, 2022, we recognized revenues of $5,722 and $20,182 from native staking and liquid staking, respectively.

Our revenues from ETH staking increased by $0.6 million or 2,508.5%, to $0.7 million for the year ended December 31, 2023 from $25,904 for the year ended December 31, 2022. The increase was primarily due to an increase of 349.0 ETH earned from staking services partially offset by a decrease in the average price of ETH for the year ended December 31, 2023 compared to the year ended December 31, 2022.

Cost of revenue

The Company’s cost of revenue consists primarily of i) direct production costs related to mining operations, including electricity costs, profit-sharing fees and other relevant costs, but excluding depreciation and amortization, which are separately stated in the Company’s consolidated statements of operations, and ii) direct costs related to specialized cloud-infrastructure services for artificial intelligence applications and ETH staking business including service fee and profit-sharing fees to the service providers, which were immaterial during the year ended December 31, 2023.

For the years ended December 31, 2023 and 2022, the cost of revenue were comprised of the following:

	For the Years Ended December 31,
	2023	2022

Electricity costs	$22,277,038	$15,113,046
Profit-sharing fees	5,902,205	4,027,597
Other costs	1,377,342	1,233,990
Total	$29,556,585	$20,374,633

Electricity costs. These expenses were incurred by mining facilities for the miners in operation and were closely correlated with the number of deployed miners.

In the year ended December 31, 2023, electricity costs increased by $7.2 million, or 47%, compared to the electricity costs incurred in the year of 2022. The increase primarily resulted from an increased number of deployed miners.

Profit-sharing fees. In 2021, we entered into hosting agreements with certain mining facilities, which included performance fees calculated as a fixed percentage of net profit generated by the miners. We refer to these fees as profit-sharing fees.

In the year ended December 31, 2023, profit-sharing fees increased by $1.9 million, or 47%, compared to profit-sharing fees incurred in the year of 2022. This increase was primarily due to an increase in the number of digital assets generated and the comparatively higher average price of bitcoin during 2023.

We expect a proportionate increase in cost of revenue as we continue to focus on the expansion and upgrade of our miner fleet.

Depreciation and amortization expenses

For the years ended December 31, 2023 and 2022, depreciation and amortization expenses were $14.4 million and $27.8 million, respectively, primarily based on an estimated useful life of three years for the miners.

General and administrative expenses

For the year ended December 31, 2023, our general and administrative expenses, totaling $27.7 million, were primarily comprised of shared-based compensation expenses of $9.1 million, salary and bonus expenses of $5.5 million, professional and consulting expenses of $5.4 million, directors and officers insurance expenses of $1.7 million, marketing expenses of $1.2 million, travel expenses of $0.8 million, and transportation expenses of $0.2 million to relocate miners.

For the year ended December 31, 2022, our general and administrative expenses, totaling $23.0 million, were primarily comprised of professional and consulting expenses of $7.7 million, transportation expenses of $0.7 million to relocate miners, salary and bonus expenses of $2.7 million, shared-based compensation expenses of $2.3 million related to RSUs and share options granted to our employees, consultants and director, directors and officers liability insurance expenses of $3.3 million, marketing expenses of $1.1 million, and litigation settlement costs of $2.1 million.

Realized gain on exchange of digital assets

Digital assets are recorded at cost less impairment. Any gains or losses from sales of digital assets are recorded as “Realized gain on exchange of digital assets” in the consolidated statements of operations. For the year ended December 31, 2023, we recorded a gain of $18.8 million from the exchange of 1,811.2 bitcoins and 5,712.4 ETH. For the year ended December 31, 2022, we recorded a gain of $6.5 million from the exchange of 1,109.3 bitcoins and 87.2 ETH.

Impairment of digital assets

Impairment of digital assets was $6.6 million and $24.7 million for the years ended December 31, 2023 and 2022, respectively. We utilized the intraday low price of digital assets in calculation of impairment of digital assets.

For the year ended December 31, 2023, the impairment of $6.6 million was comprised of impairment of $4.5 million and $2.1 million on bitcoins and ETH, respectively. For the year ended December 31, 2022, the impairment of $24.7 million was comprised of impairment of $21.2 million and $3.5 million on bitcoins and ETH, respectively.

Loss on write-off of deposit to hosting facility

For the year ended December 31, 2023, the Company wrote off $2.0 million relating to hosting facility deposits.

For the year ended December 31, 2022, the Company wrote off $0.1 million relating to hosting facility deposits.

Net (loss) gain from disposal of property and equipment.

For the year ended December 31, 2023, the Company wrote off 5,238 BTC miners and 730 ETH miner during the year, and the Company recorded a loss of $0.2 million resulting from the write-off in the account of “net (loss) gain from disposal of property and equipment”.

During the year ended December 31, 2022, we sold 1,115 bitcoin miners to certain third-party purchasers for a total consideration of $1.8 million. The Company recognized a gain of $1.5 million from the sale of miners which was recorded in the account of “net gain from disposal of property and equipment”. In addition, the Company wrote off 917BTC miners and 1 ETH miner during the year, and the Company recorded a loss of $0.2 million resulting from the write-off in the account of “net (loss) gain from disposal of property and equipment”.

Gain from sale of investment security

For the year ended December 31, 2023, we sold our investment in one privately held company with a cost of $81,299 for consideration of $89,519. We recognized a gain of$8,220 from the sale which was recorded in the account of “gain from sale of investment security”.

For the year ended December 31, 2022, we sold a portion of our investment in one privately held company with a cost of $0.7 million for consideration of $1.7 million. We recognized a gain of $1.0 million from the sale which was recorded in the account of “gain from sale of investment security”.

Income tax expenses

The following table provides details of income taxes:

	For the Years Ended December 31,
	2023	2022

Income (loss) before income taxes	$(13,614,237)	$(105,889,453)
Provision for income taxes	279,044	(592,852)
Effective tax rate	(2.0)%	0.6%

Tax expense changed as a percentage of income before taxes during the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to the impact of tax expense increases by $0.9 million in year ended December 31, 2023 due to the overall higher foreign income taxes expenses.

Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income, the amount of our pre-tax income as business activities fluctuate, non-deductible expenses, non-taxable capital gain in certain jurisdictions, change of valuation allowance and the effectiveness of our tax planning strategies. We also continue to monitor the adoption of Pillar Two relating to the global minimum tax in each of our tax jurisdictions to evaluate its impact on our effective income tax rate. For the year ended December 31, 2023, we are not subject to Pillar Two global minimum tax. For more details on the Company’s tax profile, see Note 15. Income Taxes to our consolidated financial statements.

Net income (loss) and earnings (loss) per share

For the year ended December 31, 2023, our net loss was $13.9 million, representing a change of $91.4 million from a net loss of $105.3 million for the year ended December 31, 2022.

Basic and diluted loss per share was $0.16 and $1.34 for the years ended December 31, 2023 and 2022, respectively. Weighted average number of shares was 87,534,052 and 78,614,174 for the years ended December 31, 2023 and 2022, respectively.

Discussion of Certain Balance Sheet Items

The following table sets forth selected information from our consolidated balance sheets as of December 31, 2024 and December 31, 2023. This information should be read together with our consolidated financial statements and related notes included elsewhere in this report.

	December 31,	December 31,	Variance in
	2024	2023	Amount
ASSETS
Current Assets
Cash and cash equivalents	$95,201,335	$16,860,934	$78,340,401
Restricted cash	3,732,792	1,320,000	2,412,792
Accounts receivable	5,267,863	-	5,267,863
USDC	411,413	405,596	5,817
Digital assets	161,377,344	40,456,083	120,921,261
Digital assets held in fund	-	6,115,538	(6,115,538)
Net investment in lease - current	2,546,519	-	2,546,519
Other current assets	28,319,669	18,188,032	10,131,637
Total Current Assets	296,856,935	83,346,183	213,510,752

Loans receivable	400,000	400,000	-
Deposits for property and equipment	39,059,707	4,227,371	34,832,336
Property, plant, and equipment, net	107,302,458	81,474,649	25,827,809
Goodwill	19,383,291	-	19,383,291
Intangible Assets	13,028,730	-	13,028,730
Operating lease right-of-use assets	14,967,569	6,216,255	8,751,314
Net investment in lease - non-current	6,782,479	-	6,782,479
Investment securities	30,797,365	4,373,685	26,423,680
Deferred tax asset	89,246	-	89,246
Other non-current assets	9,579,884	9,290,239	289,645
Total Assets	$538,247,664	$189,328,382	$348,919,282

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$3,418,172	$2,316,343	$1,101,829
Current portion of deferred revenue	30,698,458	13,073,449	17,625,009
Current portion of operating lease liability	4,529,291	1,864,779	2,664,512
Income tax payable	1,595,308	50,973	1,544,335
Dividend payable	800,000	-	800,000
Other payables and accrued liabilities	13,985,375	9,775,718	4,209,657
Total Current Liabilities	55,026,604	27,081,262	27,945,342

Other long-term liabilities	785,372	1,883,333	(1,097,961)
Non-current portion of deferred revenue	73,494	-	73,494
Non-current portion of operating lease liability	9,276,926	4,351,476	4,925,450
Long-term income tax payable	3,196,204	3,196,204	-
Deferred tax liability	6,409,915	112,251	6,297,664
Total Liabilities	$74,768,515	$36,624,526	$38,143,989

Cash and cash equivalents

Cash and cash equivalents primarily consist of funds deposited with banks, which are highly liquid and are unrestricted to withdrawal or use. The total balance of cash and cash equivalents were $95.2 million and $16.9 million as of December 31, 2024 and December 31, 2023, respectively. The increase in the balance of cash and cash equivalents was a result of net cash of $242.9 million provided by financing activities, partially offset by net cash of $13.0 million used in operating activities, and net cash of $149.0 million used in investing activities.

Accounts receivable, net

Accounts receivable consists of amounts due from our customer. The total balance of accounts receivable was $5.3 million and $nil as of December 31, 2024 and December 31, 2023, respectively. The increase in the balance of accounts receivable is attributable to unpaid invoices from our cloud services customers and colocation services customers.

USDC

USD Coin (“USDC”) is accounted for as a financial instrument; one USDC can be redeemed for one U.S. dollar on demand from the issuer. The balance of USDC was $0.4 million and $0.4 million as of December 31, 2024 and December 31, 2023, respectively. The small increase in the balance of USDC was primarily due to receipt of USDC of $2.4 million from sales of other digital assets, partially offset by the payment of USDC for other expenses of $2.3 million, and payment of USDC for service charges from mining facilities of $0.1 million.

Digital assets

Digital assets primarily consist of BTC and ETH. For the year ended December 31, 2024, we earned digital assets from mining services and ETH staking services. We exchanged BTC into ETH or USDC, exchanged BTC and ETH into cash, or used BTC and ETH to pay certain operating costs and other expenses. Digital assets held are accounted for as intangible assets measured at fair value, with changes in fair value recorded in net income in each reporting period.

As compared with the balance as of December 31, 2023, the balance of digital assets as of December 31, 2024 increased by $120.9 million, which was primarily attributable to the cumulative effect of the adoption of ASU 2023-08 of $21.2 million, change in fair value of $56.4 million, and generation of bitcoins of $58.6 million from our mining business, partially offset by exchange of bitcoins of $9.4 million into cash, exchange of bitcoins of $1.8 million into USDC, and payment of bitcoin for service charges of $5.8 million.

Digital assets held in fund

Digital assets held in fund consists of an investment made by the Company in Bit Digital Innovation Master Fund SPC Ltd and included in current assets in the consolidated balance sheets under the caption “Digital assets held in Fund” as of June 30, 2024. On July 1, 2024, the Company disposed its BVI entities associated with the previous fund operation (See Note 21, Disposition of Bit Digital Investment Management Limited and Bit Digital Innovation Master Fund SPC Limited, for more information). As a result, the Company no longer consolidates the fund, and the investment is now classified under investment securities as Investment in Innovation Fund. Refer to Note 10 – Investment Securities for more information.

As of December 31, 2024, the total balance of this investment was $nil million, compared to $6.1 million as of December 31, 2023.

Loans Receivable

Loans receivable consist of a loan issued by the Company to a third party. The total balance of loans receivable was $0.4 million and $0.4 million as of December 31, 2024 and December 31, 2023, respectively.

Net investment in lease

Net investment in lease represents the present value of the lease payments not yet received from lessee. The current and non-current balance of net investment in lease was $2.5 million and $6.8 million, respectively as of December 31, 2024. The current and non-current balance of net investment in lease was $nil and $nil, respectively as of December 31, 2023.

Deposits for property and equipment

The deposits for property and equipment consists of advance payments for property and equipment. The balance was derecognized once the control of the property and equipment was transferred to and obtained by us.

Compared with December 31, 2023, the balance as of December 31, 2024 increased $34.8 million, mainly due to prepayment of $64.0 million, offset by the receipt of property and equipment of $28.1 million.

Property, plant, and equipment, net

Property, plant, and equipment primarily consisted of equipment used in our HPC and digital asset businesses as well as construction in progress representing assets received but not yet put into service.

As of December 31, 2024, we had 24,239 bitcoin miners with net book value of $17.9 million, cloud service computing equipment with a net book value of $47.2 million, property, plant, and equipment acquired as part of the acquisition of Enovum with a net book value of $36.4 million for colocation service, and construction in progress of $5.1 million.

As of December 31, 2023, we had 46,548 bitcoin miners with net book value of $30.2 million and construction in progress of $51.0 million.

Operating lease right-of-use assets and operating lease liability

As of December 31, 2024, the Company’s operating lease right-of-use assets and total operating lease liability were $15.0 million and $13.8 million respectively. As of December 31, 2023, the Company’s operating lease right-of-use assets and total operating lease liability were $6.2 million and $6.2 million, respectively.

The increase in operating lease right-of-use assets and total operating lease liability of $8.8 million and $7.6 million respectively, were due to the additional leases for $11.5 million and 10.3 million, respectively, partially offset by the amortization of the operating lease right-of-use assets totaling $2.8 million and $2.7 million, respectively, for the year ended December 31, 2024.

Investment Securities

As of December 31, 2024, our portfolio consists of investments in three funds, a privately held company via a simple agreement for future equity (“SAFE”), and four privately held companies over which the Company neither has control nor significant influence. The total balance of investment securities was $30.8 million and $4.4 million as of December 31, 2024, and December 31, 2023, respectively. The increase of $26.4 million in the value of our investment securities was mainly driven by investment of $15.8 million in AI Fund, investment of $6.7 million in Innovation Fund, investment of $1.0 million in a SAFE, investment of $0.1 million in one equity investee, upward fair value adjustments of $0.9 million for the Nine Blocks investment, and upward fair value adjustments of $2.6 million for the Innovation Fund.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in relation of in Enovum Acquisition. Refer to Note 14. Goodwill And Intangible Assets for further information. As of December 31, 2024, the Company recorded goodwill in in the amount of $19.4 million.

Intangible Assets

Intangible assets pertain to customer relationships acquired in connection with the acquisition of Enovum. Refer to Note 14. Goodwill and Intangible Assets for further information. As of December 31, 2024, the total balance of intangible assets was $13.0 million.

Accounts payable

Accounts payable primarily consists of amounts due for maintenance costs related to our digital asset mining, cloud services, and colocation services. Compared with December 31, 2023, the balance of accounts payable increased by $1.1 million, largely due to the unpaid bills for our digital asset mining, cloud services, and colocation services in the year ended December 31, 2024.

Deferred revenue

Deferred revenue pertains to prepayments received from a customer for high performance computing services.

As of December 31, 2024, the Company’s current and non-current portion of deferred revenue was $30.7 million and $0.1 million, respectively, compared to $13.1 million and $nil, respectively, as of December 31, 2023. The increase in the total deferred revenue of $17.7 million reflects a $32.1 million of prepayments from our cloud and colocation services customers, partially offset by the recognition of $14.4 million in revenue related to the successful fulfillment of performance obligations from our cloud and colocation services in 2024.

Long-term income tax payable

Compared with December 31, 2023, the balance as of December 31, 2024 did not change as no incremental penalty was accrued on the existing unrecognized tax benefits for the year ended December 31, 2024. Refer to Note 15. Income Taxes, for more information.

Non-GAAP Financial Measures

In addition to consolidated U.S. GAAP financial measures, we consistently evaluate our use of and calculation of the non-GAAP financial measures, such as “Adjusted EBITDA”.

EBITDA is computed as net income before interest, taxes, depreciation, and amortization. Adjusted EBITDA is a financial measure defined as our EBITDA adjusted to eliminate the effects of certain non-cash and / or non-recurring items that do not reflect our ongoing strategic business operations, which management believes results in a performance measurement that represents a key indicator of the Company’s core business operations. The adjustments currently include fair value adjustments such as investment securities value changes and non-cash share-based compensation expenses, in addition to other income and expense items.

We believe Adjusted EBITDA can be an important financial measure because it allows management, investors, and our board of directors to evaluate and compare our operating results, including our return on capital and operating efficiencies, from period-to-period by making such adjustments.

Adjusted EBITDA is provided in addition to and should not be considered to be a substitute for, or superior to net income, the comparable measures under U.S. GAAP. Further, Adjusted EBITDA should not be considered as an alternative to revenue growth, net income, diluted earnings per share or any other performance measure derived in accordance with U.S. GAAP, or as an alternative to cash flow from operating activities as a measure of our liquidity. Adjusted EBITDA has limitations as an analytical tool, and you should not consider such measures either in isolation or as substitutes for analyzing our results as reported under U.S. GAAP.

Reconciliations of Adjusted EBITDA to the most comparable U.S. GAAP financial metric for historical periods are presented in the table below:

	For the Years Ended December 31,
	2024	2023	2022
Reconciliation of non-GAAP income from operations:
Net income (loss)	$28,305,810	$(13,893,281)	$(105,296,603)
Depreciation and amortization expenses	32,311,056	14,426,733	27,829,730
Income tax expenses (benefits)	3,978,167	279,044	(592,850)
EBITDA	64,595,033	812,496	(78,059,723)

Adjustments:
Share based compensation expenses	9,876,368	9,118,812	2,262,691
Loss on write-off of deposit to hosting facility	-	2,041,491	129,845
Net loss (gain) from disposal of property and equipment	859,083	165,160	(1,353,299)
Gain from sale of investment security	-	(8,220)	(1,039,999)
Loss (gain) from disposal of a subsidiary	978,938	-	(52,383)
Changes in fair value of long-term investments	(3,308,144)	306,612	545,412
Liquidated damage expenses	-	-	619,355
Impairment of property and equipment	-	-	50,038,650
Adjusted EBITDA	$73,001,278	$12,436,351	$(26,909,451)

Liquidity and capital resources

As of December 31, 2024, we had working capital of $241.8 million which includes USDC of $0.4 million and digital assets of $161.4 million as compared with working capital of $56.3 million as of December 31, 2023. Working capital is the difference between the Company’s current assets and current liabilities.

To date, we have financed our operations primarily through cash flows from operations, and equity financing through public and private offerings of our securities. We plan to support our future operations primarily from cash generated from our operations and equity financings. We may also consider debt, preferred and convertible financing on favorable terms.

We have sold and intend to continue to offer and sell equity securities from time to time in one or more offerings at the market (ATM) at prices and on terms which the Company will then determine for an initial aggregate offering price of $500 million pursuant to a registration statement on Form F-3 declared effective by the SEC on May 4, 2022. As of March 7, 2025, we had an available balance of approximately $202.5 million under this ATM registration statement.

Under the Company’s Purchase Agreement with Ionic Ventures LLC, the Company had the right, but not the obligation, to sell to Ionic up to $22 million of registered Ordinary Shares.

Between May and August 2023, the Company issued an aggregate of 6,747,663 ordinary shares to Ionic Ventures LLC for gross proceeds of $22.0 million. The Company received net proceeds of approximately $21.0 million after deducting commissions payable to the placement agent.

Between August and December 31, 2023, the Company sold an aggregate of 14,744,026 ordinary shares in connection with the at-the-market offering. The Company received net proceeds of $45.2 million, net of offering costs.

In the first quarter of 2024, the Company sold an aggregate of 12,871,934 ordinary shares in connection with the at-the-market offering. The Company received net proceeds of $38.7 million, net of offering costs.

In the second quarter of 2024, the Company sold an aggregate of 16,237,292 ordinary shares in connection with the at-the-market offering. The Company received net proceeds of $41.6 million, net of offering costs.

In the third quarter of 2024, the Company sold an aggregate of 14,025,827 ordinary shares in connection with the at-the-market offering. The Company received net proceeds of $51.4 million, net of offering costs.

In the fourth quarter of 2024, the Company sold an aggregate of 24,111,575 ordinary shares in connection with the at-the-market offering. The Company received net proceeds of $111.1 million, net of offering costs.

On October 11, 2024, the Company acquired all of the issued and outstanding capital stock of Enovum Data Centers Corp. in a transaction valued at approximately CAD 62.8 million (approximately $46.0 million).

Revenue from Operations

Funding our operations on a going-forward basis will rely significantly on the revenue earned from our high performance computing business, our ability to continue to mine digital assets and the spot or market price of the digital assets we mine, as well as our ability to earn ETH rewards from ETH staking business and the spot or market price of ETH.

In November 2023, as amended on December 12, 2023, the Company finalized a service agreement to supply its initial cloud services customer with services over a three-year period. On January 10, 2024, the Company announced it had increased the size of its contract for up to an aggregate of 2,048 GPUs worth more than $50 million of annualized revenues to the Company. On January 23, 2024 the Company announced that its WhiteFiber AI business commenced generating revenue.

On June 25, 2024, the Company announced that it had finalized an agreement to supply its first customer with an additional 2,048 GPUs over a three-year term commencing upon deployment. With this agreement, the Company will supply this customer with a total of 4,096 GPUs for the respective three-year periods, amounting to total revenue of approximately $275 million, or $92 million on an annualized basis. In late July, at the customer’s request, the Company and the customer agreed to temporarily delay the purchase order so the customer could evaluate an upgrade to newer generation Nvidia GPUs. Consequently, the Company and manufacturer postponed the purchase order. In early August 2024, the customer made a non-refundable prepayment of $30.0 million for the services to be rendered under this agreement.

In January 2025, the Company entered into a new agreement to supply its first customer for an additional 464 GPUs for a period of eighteen months. This new agreement replaces the prior agreement whereby the Company was to provide the customer with an incremental 2,048 H100 GPUs. The contract represents approximately $15 million of annualized revenue and features a two-month prepayment from the customer.

On November 4, 2024, the Company announced it had executed a Master Services and Lease Agreement (“MSA”) with Boosteroid Inc. (“Boosteroid”), a global cloud gaming provider and new customer of WhiteFiber’s HPC Services Business Segment. Bit Digital previously announced that it had signed a binding term sheet with Boosteroid on August 19, 2024. Bit Digital had finalized a purchase order for the starting quantity of GPUs. The initial order of 300 GPUs is expected to generate approximately $4.6 million in revenue to Bit Digital over the five-year term, or approximately $0.9 million per year. Bit Digital expects the GPUs to be delivered to respective data centers across the U.S. and begin earning revenue by the end of November 2024. The MSA provides Boosteroid with the option to expand in increments of 100 servers, up to 50,000 servers, representing a potential $700 million revenue opportunity for Bit Digital over the five-year term, contingent on deployment plans and market conditions.

On December 30, 2024, we entered into a Master Services Agreement (“MSA”) with a minimum purchase commitment of 32 GPUs, along with an associated purchase order, from a new customer, an AI Compute Fund managed by DNA Holdings Venture Inc. The purchase order provides for services utilizing a total of 576 H200 GPUs over a twenty-five month period, terminable by either party upon at least 90 days’ written notice prior to any renewal date. It represents an aggregate revenue opportunity of approximately $20.2 million. Concurrently, we placed a purchase order for 130 H200 servers for approximately $30 million. The deployment commenced in February 2025.

We expect to also generate ongoing revenues from the production of digital assets, primarily bitcoin. Our ability to liquidate digital assets at future values will be evaluated from time to time to generate cash for operations. Generating digital assets, for example, with spot market values which exceed our production and other costs, will determine our ability to report profit margins related to such mining operations. Furthermore, regardless of our ability to generate revenue from our high performance computing business, or our digital asset business, we may need to raise additional capital in the form of equity or debt to fund our operations and pursue our business strategy, including purchases in order to fund our high performance computing business.

The ability to raise funds such as equity, debt or conversion of digital assets to maintain our operations is subject to many risks and uncertainties and, even if we are successful, future equity issuances would result in dilution to our existing stockholders and any future debt or debt securities may contain covenants that limit our operations or ability to enter into certain transactions. Our ability to realize revenue through digital asset production and successfully convert digital assets into cash or fund overhead with digital assets is subject to a number of risks, including regulatory, financial and business risks, many of which are beyond our control. Additionally, the value of digital asset rewards has historically been extremely volatile, and future prices cannot be predicted.

If we are unable to generate sufficient revenue when needed or secure additional funding, it may become necessary to significantly reduce our current rate of expansion or to explore other strategic alternatives.

Cash flows

	For the Years Ended December 31,
	2024	2023	2022
Net Cash (Used in) Provided by Operating Activities	$(12,986,996)	$1,105,588	$(8,496,028)
Net Cash Used in Investing Activities	(149,022,420)	(69,159,064)	(18,605,265)
Net Cash Provided by Financing Activities	242,857,873	52,223,350	18,713,825
Net (decrease) increase in cash, cash equivalents and restricted cash	80,848,457	(15,830,126)	(8,387,468)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(95,264)	-	-
Cash, cash equivalents and restricted cash, beginning of year	18,180,934	34,011,060	42,398,528
Cash, cash equivalents and restricted cash, end of year	$98,934,127	$18,180,934	$34,011,060

Operating Activities

Net cash used in operating activities was $13.0 million for the year ended December 31, 2024, derived mainly from (i) a net income of $28.3 million for the year ended December 31, 2024 adjusted for digital assets mined of $58.6 million from our mining services, depreciation expenses of property and equipment of $32.3 million, and gains on digital assets of $55.7 million, share based compensation expenses of $9.9 million, realized and unrealized gains on digital assets held within Investment Fund of $2.6 million, and (ii) net changes in our operating assets and liabilities, principally comprising of an increase in deferred revenue of $17.2 million, an increase in accounts receivable of $4.7 million, an increase in other payable and accrued liabilities of $4.0 million, a decrease in net investment in lease of $1.3 million, an increase in accounts payable of $3.5 million, an increase in other current assets of $1.6 million, and an increase in other non-current assets of $0.3 million.

Net cash provided by operating activities was $1.1 million for the year ended December 31, 2023, derived mainly from (i) net loss of $13.9 million for the year ended December 31, 2023 adjusted for digital assets mined of $44.2 million from our mining services, depreciation expenses of property and equipment of $14.4 million, gain from exchange of digital assets of $18.8 million, impairment of digital assets of $6.6 million, and share-based compensation expenses of $9.1 million, and (ii) net changes in our operating assets and liabilities, principally comprising of a decrease in digital assets and stable coins of $46.9 million as net proceeds from sales of and payments of digital assets and stable coins.

Net cash provided by operating activities was $8.5 million for the year ended December 31, 2022, derived mainly from (i) net loss of $105.3 million for the year ended December 31, 2022, adjusted for digital assets mined of $32.3 million from our mining services, depreciation expenses of miners of $27.8 million, gain from exchange of digital assets of $6.5 million, impairment of digital assets of $24.7 million, impairment of property and equipment of $50.0 million, and share-based compensation expenses of $2.3 million, and (ii) net changes in our operating assets and liabilities, principally comprising of a decrease in digital assets and stable coins of $25.1 million as net proceeds from sales of digital assets and stable coins, and an increase in accounts payable of $3.2 million.

Investing Activities

Net cash used in investing activities was $149.0 million for the year ended December 31, 2024, primarily attributable to purchases of and deposits made for property, plant and equipment of $94.0 million, cash paid for acquisition of subsidiary of $39.0 million, investment in a SAFE of $1.0 million and investment in two equity investees of $16.0 million.

Net cash used in investing activities was $69.2 million for the year ended December 31, 2023, primarily attributable to purchases of and deposits made for property and equipment of $66.7 million, investment of $2.2 million in three equity investments, and loans of $0.4 million made to one third party, partially offset by proceeds of $90 thousand from the divestment of an equity investment.

Net cash used in investing activities was $18.6 million for the year ended December 31, 2022, primarily attributable to purchases of bitcoin miners of $19.3 million, investment of $2.0 million in one investment fund, and loss of cash of $59,695 from sale of an inactive subsidiary, partially offset by proceeds of $1.1 million from sales of bitcoin miners, and proceeds of $1.7 million from sale of a portion of long-term investment.

Financing Activities

Net cash provided by financing activities was $242.9 million for the year ended December 31, 2024, attributable to net proceeds of $242.9 million from the at-the-market offering.

Net cash provided by financing activities was $52.2 million for the year ended December 31, 2023, primarily attributable to the net proceeds of $45.3 million from a direct offering with Ionic Ventures, an institutional investor, and the net proceeds of $8.6 million from at-the-market offering, partially offset by the payment of dividends of $1.6 million to a related party preferred shareholder.

Net cash provided by financing activities was $18.7 million for the year ended December 31, 2022, primarily attributable to the net proceeds of $21.0 million from a direct offering with Ionic Ventures, an institutional investor, and partially offset by the payment of liquidated damage fees of $2.2 million as the registration statement for resale of shares issued in one of our private placements was declared effective by the SEC late on January 25, 2022.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements. These financial statements are prepared in accordance with U.S. GAAP, which requires the Company to make estimates and assumptions that affect the reported amounts of our assets, liabilities, revenues, and expenses, to disclose contingent assets and liabilities on the dates of the unaudited condensed consolidated financial statements, and to disclose the reported amounts of revenues and expenses incurred during the financial reporting periods. The most significant estimates and assumptions include the valuation of digital assets and other current assets, useful lives of property and equipment, the recoverability of long-lived assets, provision necessary for contingent liabilities and realization of deferred tax assets. We continue to evaluate these estimates and assumptions that we believe to be reasonable under the circumstances. We rely on these evaluations as the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates as a result of changes in our estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We believe critical accounting policies as disclosed in this release reflect the more significant judgments and estimates used in preparation of our unaudited condensed consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Report of Independent Public Accounting Firm

To the shareholders and board of directors of Bit Digital, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bit Digital, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes to the consolidated financial statements and schedule (collectively, the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial positions of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition of Digital Asset Mining

As disclosed in Note 3 to the financial statements, the Company’s ongoing major operation is entered into digital asset mining pools by executing contracts with the mining pool operators to provide computing power to the mining pool.

We identified the procedures performed related to revenue recognition as a critical audit matter due to the nature and extent of audit effort required to perform audit procedures over the completeness and occurrence of revenue recognized.

The procedures we performed to address this critical audit matter included the following:

●	We performed site visits at the Company’s facilities where the mining hardware is located, which included observations of the physical controls and mining equipment inventory.

●	We independently traced certain financial and performance data directly to the blockchain network to test the completeness, occurrence and accuracy of mining revenue as the operator.

●	We independently confirmed with third-party mining pool operators the significant contractual terms utilized in the determination of mining revenue, total mining rewards earned and the digital asset wallet addresses in which the rewards are deposited to test the occurrence and accuracy of mining revenue as the participant.

●	We confirmed the year-end digital asset balances directly with the custodians of the Company’s wallets.

Goodwill valuation

As disclosed in Note 4 to the financial statements, the Company completed an acquisition of an operational data center. The Company accounted for this transaction under the acquisition method for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including identified property, plant and equipment, operating lease right-of-use assets and customer relationship related intangible assets.

We identified goodwill valuation as a critical audit matter because of the significant estimates and assumptions made by management in the process.

The procedures we performed to address this critical audit matter included the following:

●	We tested the effectiveness of controls over the fair value estimate of the identifiable goodwill valuation, including management’s review of the valuation models, as well as the significant assumptions used in the valuation models, such as future cash flows.

●	With the assistance of fair value specialists, we evaluated the reasonableness of the valuation methodology and significant unobservable inputs and assumptions by: 1) Testing the source information underlying the determination of certain significant unobservable inputs and assumptions; and 2) Testing the mathematical accuracy of the calculations.

/s/ Audit Alliance LLP

We have served as the Company’s auditor since 2020.

Singapore,

March 14, 2025

PCAOB ID No. 3487

BIT DIGITAL, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2024 and December 31, 2023

(Expressed in US dollars, except for the number of shares)

	December 31,	December 31,
	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	$95,201,335	$16,860,934
Restricted cash	3,732,792	1,320,000
Accounts receivable	5,267,863	-
USDC	411,413	405,596
Digital assets	161,377,344	40,456,083
Digital assets held in fund	-	6,115,538
Net investment in lease - current	2,546,519	-
Other current assets	28,319,669	18,188,032
Total Current Assets	296,856,935	83,346,183

Non-Current Assets
Loans receivable	400,000	400,000
Deposits for property and equipment	39,059,707	4,227,371
Property, plant, and equipment, net	107,302,458	81,474,649
Goodwill	19,383,291	-
Intangible assets	13,028,730	-
Operating lease right-of-use assets	14,967,569	6,216,255
Net investment in lease - non-current	6,782,479	-
Investment securities	30,797,365	4,373,685
Deferred tax asset	89,246	-
Other non-current assets	9,579,884	9,290,239
Total Non-Current Assets	241,390,729	105,982,199

Total Assets	$538,247,664	$189,328,382

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$3,418,172	$2,316,343
Current portion of deferred revenue	30,698,458	13,073,449
Current portion of operating lease liability	4,529,291	1,864,779
Dividend payable	800,000	-
Income tax payable	1,595,308	50,973
Other payables and accrued liabilities	13,985,375	9,775,718
Total Current Liabilities	55,026,604	27,081,262

Non-Current Liabilities
Other long-term liabilities	785,372	1,883,333
Non-current portion of deferred revenue	73,494	-
Non-current portion of operating lease liability	9,276,926	4,351,476
Long-term income tax payable	3,196,204	3,196,204
Deferred tax liability	6,409,915	112,251
Total Non-Current Liabilities	19,741,911	9,543,264

Total Liabilities	74,768,515	36,624,526

Commitments and Contingencies

Shareholders’ Equity
Preferred shares, $0.01 par value, 10,000,000 and 10,000,000 shares authorized, 1,000,000 and 1,000,000 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	9,050,000	9,050,000
Ordinary shares, $0.01 par value, 340,000,000 and 340,000,000 shares authorized, 179,255,191 and 107,421,813 shares issued, 179,125,205 and 107,291,827 shares outstanding as of December 31, 2024 and December 31, 2023, respectively	1,792,548	1,074,218
Treasury stock, at cost, 129,986 and 129,986 shares as of December 31, 2024 and December 31, 2023, respectively	(1,171,679)	(1,171,679)
Additional paid-in capital	553,583,437	290,660,609
Accumulated deficit	(98,209,661)	(146,909,292)
Accumulated other comprehensive loss	(1,565,496)	-
Total Shareholders’ Equity	463,479,149	152,703,856
Total Liabilities and Shareholders’ Equity	$538,247,664	$189,328,382

The accompanying notes are an integral part of these consolidated financial statements.

BIT DIGITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2024, 2023, 2022

(Expressed in US dollars, except for the number of shares)

	For the Years Ended December 31,
	2024	2023	2022

Revenues
Digital asset mining	$58,591,608	$44,240,418	$32,270,689
Cloud services	45,727,735	-	-
Colocation services	1,361,241	-	-
ETH staking	1,819,876	675,713	25,904
Other	550,260	-	-
Total revenues	$108,050,720	$44,916,131	$32,296,593

Operating costs and expenses
Cost of revenues (exclusive of depreciation shown below)
Digital asset mining	(42,307,012)	(29,505,783)	(20,374,633)
Cloud services	(19,508,252)	-	-
Colocation services	(490,501)	-	-
ETH staking	(72,067)	(50,802)	-
Depreciation and amortization expenses	(32,311,056)	(14,426,733)	(27,829,730)
General and administrative expenses	(41,508,279)	(27,668,592)	(22,984,784)
Gains on digital assets	55,709,711	-	-
Realized gain on exchange of digital assets	-	18,789,998	6,548,841
Impairment of digital assets	-	(6,632,437)	(24,654,267)
Impairment of property and equipment	-	-	(50,038,650)
Loss on write-off of deposit to hosting facility	-	(2,041,491)	(129,845)
Total operating expenses	(80,487,456)	(61,535,840)	(139,463,068)

Income (loss) from operations	27,563,264	(16,619,709)	(107,166,475)

Net (loss) gain from disposal of property and equipment	(859,083)	(165,160)	1,353,299
Gain from sale of investment security	-	8,220	1,039,999
Other income (expense), net	5,579,796	3,162,412	(1,116,276)
Total other income, net	4,720,713	3,005,472	1,277,022

Income (loss) before income taxes	32,283,977	(13,614,237)	(105,889,453)

Income tax (expenses) benefits	(3,978,167)	(279,044)	592,850
Net Income (loss)	$28,305,810	$(13,893,281)	$(105,296,603)

Other comprehensive income (loss)
Foreign currency translation adjustment	(1,565,496)	-	-
Comprehensive income (loss)	$26,740,314	$(13,893,281)	$(105,296,603)

Weighted average number of ordinary share outstanding
Basic	140,346,322	87,534,052	78,614,174
Diluted	141,507,497	87,534,052	78,614,174

Earning (loss) per share
Basic	$0.20	$(0.16)	$(1.34)
Diluted	$0.19	$(0.16)	$(1.34)

The accompanying notes are an integral part of these consolidated financial statements.

BIT DIGITAL, INC.

CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended December 31, 2024, 2023 and 2022

(Expressed in U.S. dollars, except for the number of shares)

	Preferred Shares		Common Shares		Treasury		Additional paid -in	Retained Earnings (Accumulated	Accumulated other comprehensive	Total Stockholders’
	Shares	Amount	Shares	Par Value	Shares	Par Value	capital	Deficit)	loss	Equity
Balance, December 31, 2021	1,000,000	9,050,000	69,591,389	$697,069	(115,514)	$(1,094,859)	$182,868,004	$(26,119,408)	-	$165,400,806
Withholding of ordinary shares for payment of employee withholding taxes	-	-	(14,472)		(14,472)	(76,820)	-	-	-	(76,820)
Share-based compensation in connection with issuance of ordinary shares to employees	-	-	161,768	1,618	-	-	1,807,964	-	-	1,809,582
Share-based compensation in connection with issuance of ordinary shares to consultants and director	-	-	24,000	240	-	-	121,860	-	-	122,100
Share-based compensation in connection with issuance of share options to employees	-	-	-	-	-	-	326,712	-	-	326,712
Share-based compensation in connection with issuance of ordinary shares for marketing services	-	-	245,098	2,451	-	-	997,549	-	-	1,000,000
Issuance of ordinary shares in connection with private placements with an institutional investor	-	-	10,990,327	109,903	-	-	20,900,097	-	-	21,010,000
Issuance of ordinary shares in exchange of bitcoin miners	-	-	1,487,473	14,875		-	5,622,657	-	-	5,637,532
Net loss	-	-	-	-	-	-	-	(105,296,603)	-	(105,296,603)
Balance, December 31, 2022	1,000,000	9,050,000	82,485,583	$826,156	$(129,986)	$(1,171,679)	$212,644,843	$(131,416,011)	-	$89,933,309
Share-based compensation expense	-	-	-	-	-	-	442,312	-	-	442,312
Declaration of dividends to preferred shareholders	-	-	-	-	-	-	-	(1,600,000)	-	(1,600,000)
Issuance of ordinary shares in connection with private placements with an institutional investor	-	-	6,747,663	67,477	-	-	20,942,523	-	-	21,010,000
Issuance of common stock/At-the-market offering, net of offering costs	-	-	14,744,026	147,440	-	-	45,103,361	-	-	45,250,801
Share-based compensation in connection with issuance of ordinary shares to employees	-	-	2,311,308	23,113	-	-	8,546,886	-	-	8,569,999
Share-based compensation in connection with issuance of ordinary shares to consultants	-	-	941,372	9,414	-	-	2,872,253	-	-	2,881,667
Share-based compensation in connection with issuance of ordinary shares to director	-	-	60,000	600	-	-	105,900	-	-	106,500
Exercise of share-based compensation	-	-	1,875	19	-	-	2,531	-	-	2,550
Net loss	-	-	-	-	-	-	-	(13,893,281)	-	(13,893,281)
Balance, December 31, 2023	1,000,000	9,050,000	107,291,827	1,074,218	(129,986)	(1,171,679)	290,660,609	(146,909,292)	-	152,703,856
Share-based compensation expense	-	-	-	-	-	-	442,501	-	-	442,501
Declaration of dividends to preferred shareholders	-	-	-	-	-	-	-	(800,000)	-	(800,000)
Issuance of common stock/At-the-market offering, net of offering costs	-	-	67,246,628	672,466	-	-	242,185,407	-	-	242,857,873
Share-based compensation in connection with issuance of ordinary shares to employees	-	-	2,853,750	28,534	-	-	9,270,550	-	-	9,299,084
Share-based compensation in connection with issuance of ordinary shares to consultants	-	-	1,658,000	16,580	-	-	5,895,560	-	-	5,912,140
Share-based compensation in connection with issuance of ordinary shares to director	-	-	70,000	700	-	-	272,300	-	-	273,000
Exercise of share-based compensation	-	-	5,000	50	-	-	15,800	-	-	15,850
Cumulative effect upon adoption of ASU 2023-08	-	-	-	-	-	-	-	21,193,821	-	21,193,821
Exchangable Shares issued as consideration in a business combination	-	-	-	-	-	-	4,840,710	-	-	4,840,710
Net Income	-	-	-	-	-	-	-	28,305,810	-	28,305,810
Other comprehensive loss	-	-	-	-	-	-	-	-	(1,565,496)	(1,565,496)
Balance, December 31, 2024	1,000,000	9,050,000	179,125,205	1,792,548	(129,986)	(1,171,679)	553,583,437	(98,209,661)	(1,565,496)	463,479,149

The accompanying notes are an integral part of these consolidated financial statements.

BIT DIGITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2024, 2023 and 2022

(Expressed in US dollars)

	For the Year Ended December 31,
	2024	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$28,305,810	$(13,893,281)	$(105,296,603)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization expenses	32,311,056	14,426,733	27,829,730
Loss (gain) from disposal of property and equipment	859,083	165,160	(1,353,299)
Gains on digital assets	(55,709,711)	-	-
Realized gain on exchange of digital assets	-	(18,789,998)	(6,548,841)
Impairment of digital assets	-	6,632,437	24,654,267
Impairment of property and equipment	-	-	50,038,650
Gain from sale of investment security	-	(8,220)	(1,039,999)
Share based compensation expenses	9,876,368	9,118,812	2,262,691
Realized and unrealized gains on digital assets held within Investment Fund	(2,550,904)	(1,432,517)	-
Liquidated damage expenses	-	-	619,355
Loss on write off of deposit to hosting facility	-	2,041,491	129,845
Loss (Gain) from divestiture of a subsidiary	978,938	-	(52,383)
Deferred tax benefits	-	-	(404,290)
Changes in fair value of investment security	(757,238)	(485,776)	545,412
Equity loss from one equity method investment	-	7,695	-
Digital assets mined	(58,591,608)	(44,240,418)	(32,270,689)
Digital assets earned from staking	(1,819,876)	(675,713)	(25,904)
Changes in operating assets and liabilities:
Digital assets and stable coins	9,952,071	46,882,223	25,140,951
Digital assets held in fund	-	(6,115,538)	-
Operating lease right-of-use assets	2,768,291	(6,216,255)	-
Deferred revenue	17,217,731	13,073,449	-
Lease liability	(2,727,711)	6,216,255	-
Other current assets	(1,590,036)	(15,321,514)	2,472,503
Other non-current assets	(287,199)	(358,529)	(2,318,629)
Accounts receivable	(4,666,006)	-	-
Accounts payable	3,504,771	692,854	3,163,976
Other payables and accrued liabilities	4,041,297	6,451,037	4,976,670
Other long-term liabilities	785,372	1,883,333	-
Net investment in lease	1,266,247	-	-
Income tax receivable	-	736,444	(736,445)
Income tax payable	1,544,334	50,973	(559,724)
Deferred Tax Liability	2,301,924	112,251	-
Long-term income tax payable	-	152,200	276,728
Net Cash (Used in) Provided by Operating Activities	(12,986,996)	1,105,588	(8,496,028)

Cash Flows from Investing Activities:
Purchases of and deposits made for property, plant and equipment	(94,002,806)	(66,659,602)	(19,333,310)
Proceeds from sales of property and equipment	-	-	1,081,075
Proceeds from disposal of long-term investment	-	89,519	1,706,665
Cash paid for acquisition of subsidiary, net of cash acquired	(38,968,007)	-	-
Investment in equity securities	(16,000,000)	(2,188,981)	(2,000,000)
Investment in SAFE	(1,000,000)	-	-
Proceeds received from disposal of subsidiaries	176,000	-	-
Loss of cash in connection with divestiture of a subsidiary	-	-	(59,695)
Proceeds from disposal of property, plant and equipment	772,393	-	-
Loan made to third parties	-	(400,000)	-
Net Cash Used in Investing Activities	(149,022,420)	(69,159,064)	(18,605,265)

Cash Flows from Financing Activities:
Proceeds from issuance of ordinary shares under private placement, net of issuance costs	-	45,250,801	21,010,000
Payment of liquidated damages related to private placement transactions	-	-	(2,219,355)
Net proceeds from issuance of common stock/At-the-market offering	242,857,873	8,569,999	-
Cash received from stock option exercise by employee	-	2,550	-
Withholding of common shares to pay employee withholding taxes	-	-	(76,820)
Payment of dividends	-	(1,600,000)	-
Net Cash Provided by Financing Activities	242,857,873	52,223,350	18,713,825

Net (decrease) increase in cash, cash equivalents and restricted cash	80,848,457	(15,830,126)	(8,387,468)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(95,264)	-	-
Cash, cash equivalents and restricted cash, beginning of year	18,180,934	34,011,060	42,398,528
Cash, cash equivalents and restricted cash, end of year	$98,934,127	$18,180,934	$34,011,060

Supplemental Cash Flow Information
Cash paid for income taxes, net of (refunds)	$131,906	$(632,820)	$734,200

Non-cash Transactions of Investing and Financing Activities
Purchases of property and equipment in USDC	$-	$(12,181,655)	$(2,366,580)
Issuance of ordinary shares in exchange of property and equipment	$-	$-	$(5,637,523)
Dividend payable to preferred shareholders	$800,000	$-	$-
Reclassification of deposits to property and equipment	$4,903,865	$13,004,329	$(40,524,763)
Non-cash stock option exercise by employee	15,850	-	-
Collection of USDC from sales of property and equipment	$-	$-	$712,800
Investment in digital asset held within investment fund	-	$4,683,021	$-

Reconciliation of cash, cash equivalents and restricted cash

	December 31,	December 31,
	2024	2023
Cash and cash equivalents	$95,201,335	$16,860,934
Restricted cash	3,732,792	1,320,000
Cash, cash equivalents and restricted cash	$98,934,127	18,180,934

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIT DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

Bit Digital, Inc. (“BTBT” or the “Company”), is a holding company incorporated on February 17, 2017, under the laws of the Cayman Islands. The Company is primarily engaged in the digital asset mining business, high performance computing (“HPC”) business and Ethereum staking activities through its wholly owned subsidiaries.

On April 17, 2023, Bit Digital Investment Management Limited (“BT IM”) was established as the investment manager to oversee Bit Digital Innovation Master Fund SPC Limited (“BT SPC”), a segregated portfolio company which was incorporated in May 2023. Both entities were 100% owned by Bit Digital Strategies Limited and disposed of in July 2024.

On October 19, 2023 and August 17, 2023, WhiteFiber AI Inc. (fka Bit Digital AI, Inc.) (“WF AI”) and WhiteFiber Iceland ehf (fka Bit Digital Iceland ehf) (“WF Iceland”) were incorporated to support the Company’s cloud-based HPC graphics processing units (“GPU”) services, which we term cloud services, for customers such as artificial intelligence (“AI”) and machine learning (“ML”) developers. WhiteFiber Iceland ehf is 100% owned by WhiteFiber AI, Inc. which is 100% owned by Bit Digital, Inc.

On June 27, 2024, WhiteFiber HPC, Inc. (fka Bit Digital HPC, Inc.) (“WF HPC”) was incorporated to support the Company’s cloud services in the United States. WhiteFiber HPC, Inc. is 100% owned by WhiteFiber AI, Inc. which is 100% owned by Bit Digital, Inc.

On August 15, 2024, WhiteFiber, Inc. (fka Celer, Inc.) (“WhiteFiber”) was incorporated to support the Company’s generative artificial intelligence (“AI”) workstreams. WhiteFiber, Inc. is 100% owned by Bit Digital, Inc.

On October 11, 2024, the Company completed the acquisition of Enovum Data Centers Corp, a Montreal-based owner, operator, and developer of HPC data centers. Enovum Data Centers Corp is 100% owned by WhiteFiber, Inc. which is 100% owned by Bit Digital, Inc.

The accompanying consolidated financial statements reflect the activities of the Company and each of the following entities:

Name	Background		Ownership
Bit Digital USA, Inc. (“BT USA”)	●	A United States company	100% owned by Bit Digital, Inc.
	●	Incorporated on September 1, 2020
	●	Engaged in digital asset mining business

Bit Digital Canada, Inc. (“BT Canada”)	●	A Canadian company	100% owned by Bit Digital, Inc.
	●	Incorporated on February 23, 2021
	●	Engaged in digital asset mining business

Bit Digital Hong Kong Limited (“BT HK”)	●	A Hong Kong company	100% owned by Bit Digital, Inc.
	●	Acquired on April 8, 2020
	●	Dormant and previously engaged in digital asset mining-related business

Bit Digital Strategies Limited (“BT Strategies”)	●	A Hong Kong company	100% owned by Bit Digital, Inc.
	●	Incorporated on June 1, 2021
	●	Engaged in treasury management activities

Bit Digital Singapore Pte. Ltd. (“BT Singapore”)	●	A Singapore company	100% owned by Bit Digital, Inc.
	●	Incorporated on July 1, 2021
	●	Engaged in digital asset staking activities

Bit Digital Investment Management Limited (“BT IM”)	●	A British Virgin Islands company	100% owned by Bit Digital Strategies Limited.
	●	Incorporated on April 17, 2023
	●	Engaged in fund and investment management activities
	●	Disposed on July 1, 2024

Bit Digital Innovation Master Fund SPC Limited (“BT SPC”)	●	A British Virgin Islands company	100% owned by Bit Digital Strategies Limited.
	●	Incorporated on May 31, 2023
	●	A segregated portfolio company
	●	Disposed on July 1, 2024

WhiteFiber AI, Inc. (fka Bit Digital AI, Inc.) (“WF AI”)	●	A United States company	100% owned by Bit Digital, Inc.
	●	Incorporated on October 19, 2023
	●	Engaged in cloud services

WhiteFiber Iceland (fka Bit Digital Iceland ehf) (“WF Iceland”)	●	An Icelandic company	100% owned by WhiteFiber AI, Inc
	●	Incorporated on August 17, 2023
	●	Engaged in cloud services

WhiteFiber HPC, Inc. (fka Bit Digital HPC, Inc.) (“WF HPC”)	●	A United States company	100% owned by WhiteFiber AI, Inc
	●	Incorporated on June 27, 2024
	●	Engaged in HPC business

WhiteFiber, Inc. (fka Celer, Inc.) (“WhiteFiber”)	●	A United States company	100% owned by Bit Digital, Inc
	●	Incorporated on August 15, 2024
	●	Engaged in HPC business

Enovum Data Centers Corp (“Enovum”)	●	A Canadian company	100% owned by WhiteFiber, Inc.
	●	Acquired on October 11, 2024
	●	Engaged in HPC data center services

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material transactions and balances among the Company and its subsidiaries have been eliminated upon consolidation.

Use of estimates

In preparing the consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information as of the date of the consolidated financial statements. Significant estimates required to be made by management include, but are not limited to, the valuation of digital assets and other current assets, useful lives of property, plant, and equipment, impairment of long-lived assets, intangible assets and goodwill, valuation of assets and liabilities acquired in business combinations, provision necessary for contingent liabilities and realization of deferred tax assets. Actual results could differ from those estimates.

Fair value of financial instruments

ASC 825-10 requires certain disclosures regarding the fair value of financial instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-level fair value hierarchy prioritizes the inputs used to measure fair value. The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

●	Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted market prices for identical or similar assets in markets that are not active, inputs other than quoted prices that are observable and inputs derived from or corroborated by observable market data.

●	Level 3 - inputs to the valuation methodology are unobservable.

Fair value of digital assets is based on Level 1 inputs as these were based on observable quoted prices in the Company’s principal market for identical assets. The fair value of the Company’s other financial instruments including cash and cash equivalents, restricted cash, loans receivable, deposits, accounts receivables, other receivables, accounts payable, and other payables, approximate their fair values because of the short-term nature of these assets and liabilities. Non-financial assets, such as goodwill, intangible assets, operating lease right-of-use assets, and property, plant and equipment, are adjusted to fair value when there is an indication of impairment and the carrying amount exceeds the asset’s projected undiscounted cash flows. These assets are recorded at fair value only upon recognition of an impairment charge.

Cash and cash equivalents

Cash includes cash on hand and demand deposits in accounts maintained with commercial banks. The Company considers all highly liquid investment instruments with an original maturity of three months or less from the date of purchase to be cash equivalents.

Restricted Cash

Restricted cash represents cash balances that support an outstanding letter of credit and are restricted from withdrawal.

USDC

USD Coin (“USDC”) is accounted for as a financial instrument that can be redeemed one USDC for one U.S. dollar on demand from the issuer. While not accounted for as cash or cash equivalents, we treat our USDC holdings as a liquidity resource.

Accounts Receivable

Accounts receivable consist of amounts due from our customers. Receivables are recorded at the invoiced amount less an allowance for any potentially uncollectable accounts under the current expected credit loss (“CECL”) impairment model and presents the net amount of the financial instrument expected to be collected. The CECL impairment model requires an estimate of expected credit losses, measured over the contractual life of an instrument, that considers forecasts of future economic conditions in addition to information about past events and current conditions. In accordance with ASC 326, Measurement of Credit Losses on Financial Instruments (“ASC 326”), the Company evaluates the collectability of outstanding accounts receivable balances to determine an allowance for credit loss that reflects its best estimate of the lifetime expected credit losses. Uncollectible accounts are written off against the allowance when collection does not appear probable.

Due to the short-term nature of the Company’s accounts receivable, the estimate of expected credit loss is based on the aging of accounts using an aging schedule as of period ends. In determining the amount of the allowance for credit losses, the Company considers historical collection history based on past due status, the current aging of receivables, customer-specific credit risk factors including their current financial condition, current market conditions, and probable future economic conditions which inform adjustments to historical loss patterns.

As of December 31, 2024, the allowance for credit loss has not been material to the consolidated financial statements.

Digital assets

Digital assets (primarily include bitcoin and ETH) are included in current assets in the accompanying consolidated balance sheets. Digital assets purchased are recorded at cost and digital assets awarded to the Company through its mining activities and staking activities are accounted for in accordance with the Company’s revenue recognition policy disclosed below.

Effective January 1, 2024, the Company early adopted ASU 2023-08, which requires entities to measure certain cryptocurrencies at fair value, with changes in fair value recorded in net income in each reporting period. The Company’s digital assets are within the scope of ASU 2023-08 and the transition guidance requires a cumulative-effect adjustment as of the beginning of the current fiscal year for any difference between the carrying amount of the Company’s digital assets and fair value.

Prior to the adoption of ASU 2023-08, digital assets were accounted for as intangible assets with indefinite useful lives and are recorded at cost less impairment in accordance with ASC 350 - Intangibles-Goodwill and Other. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Digital assets held are accounted for as intangible assets with indefinite useful lives and are subject to impairment losses if the fair value of digital assets decreases below the carrying value at any time during the period. The fair value is measured using the quoted price of the digital assets at the time its fair value is being measured. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted.

ASC 820 defines “principal market” as the market with the greatest volume and level of activity for the asset or liability. The determination of the principal market (and, as a result, the market participants in the principal market) is made from the perspective of the reporting entity. The digital assets held by the Company are traded on a number of active markets globally. The Company does not use any exchanges to buy or sell digital assets. Instead, the Company uses Amber Group’s OTC desk for selling or exchanging bitcoins for U.S. dollars or vice versa. The Company determines CoinMarketCap as its principal market, as it is one of the earliest and the most trusted sources by users, institutions, and media for comparing thousands of crypto assets and selected by the U.S. government.

The Company recognizes revenue by utilizing daily close prices obtained from CoinMarketCap, except for the year 2022. During that specific year, the Company also used hourly close price from CryptoCompare to recognize revenue from our digital asset mining activities. The Company believed the hourly close price can better reflect revenue recognized from our digital asset mining activities as compared to daily close price from CoinMarketCap.

Purchases of digital assets by the Company and digital assets awarded to the Company through its mining activities and staking activities are included within operating activities on the accompanying consolidated statements of cash flows. The changes of digital assets are included within operating activities in the accompanying consolidated statements of cash flows. After adopting ASU 2023-08, changes in fair value and realized gains or losses are now reported as “gains (losses) on digital assets” in the consolidated statements of operations. Prior to this adoption, realized gains or losses were reported as “realized gains (losses) on exchange of digital assets” in the consolidated statements of operations. The Company accounts for its gains or losses in accordance with the first-in first-out method of accounting.

Deposits for property, plant, and equipment

The deposits for property, plant, and equipment represented advance payments for purchases of miner and high performance computing equipment. The Company initially recognizes deposits for property, plant, and equipment when cash is advanced to our suppliers. Subsequently, the Company derecognizes and reclassifies deposits for property, plant, and equipment to property, plant, and equipment when control over these equipment is transferred to and obtained by the Company.

Below is the roll forward of the balance of deposits for property, plant, and equipment for the year ended December 31, 2024 and 2023, respectively.

	For the Years Ended December 31,
	2024	2023

Opening balance	$4,227,371	$2,594,881
Reclassification to property, plant, and equipment	(28,129,082)	(66,051,642)
Addition of deposits for property, plant, and equipment	64,042,703	67,684,132
Adjustment (a)	(1,081,285)	-
Ending balance	$39,059,707	$4,227,371

(a)	The adjustment represents a reimbursement from the customer for equipment purchased under an existing service agreement, resulting from the customer’s request to upgrade to a newer generation of GPUs for future deployment.

Property, plant, and equipment, net

Property, plant, and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets or declining-balance method. Direct costs related to developing or obtaining software for internal use are capitalized as property, plant, and equipment. Capitalized software costs are amortized over the software’s useful life when the software is placed in service. The estimated useful lives by asset category are:

Estimated Useful Life
Digital asset miners	3 years
Cloud service equipment	3 - 5 years
Colocation service equipment	10 to 15 years
Building	30 years
Leasehold improvements	15 years
Purchased software	14 months
Vehicle	5 years
Other property and equipment	20% to 30%

Impairment of long-lived assets

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. Goodwill is not subject to amortization, and instead, assessed for impairment annually at the end of each fiscal year, or more frequently when events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount in accordance with ASC 350 - Intangibles -Goodwill and Other.

The impairment assessment involves an option to first assess qualitative factors to determine whether events or circumstances exist that lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment is not performed, or after assessing the totality of the events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative assessment for potential impairment is performed.

The quantitative goodwill impairment test is performed by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not impaired. An impairment loss is recognized for any excess of the carrying amount of the reporting unit over its fair value up to the amount of goodwill allocated to the reporting unit.

Finite-lived intangible Assets

Intangible assets are recorded at cost less any accumulated amortization and any accumulated impairment losses. Intangible assets acquired through business combinations are measured at fair value at the acquisition date.

Intangible assets with finite lives are comprised of customer relationships and are amortized on straight-line basis over their estimated useful lives. The Company assesses the appropriateness of finite-lived classification at least annually. Additionally, the carrying value and remaining useful lives of finite-lived assets are reviewed annually to identify any circumstances that may indicate potential impairment or the need for a revision to the amortization period. A finite-lived intangible asset is considered to be impaired if its carrying value exceeds the estimated future undiscounted cash flows expected to be generated from it. We apply judgment in selecting the assumptions used in the estimated future undiscounted cash flow analysis. Impairment is measured by the amount that the carrying value exceeds fair value. The useful lives of customer relationships is 19 years.

Business combinations

The Company accounts for business combinations under the acquisition method of accounting in accordance with ASC 805 - Business Combinations, by recognizing the identifiable tangible and intangible assets acquired and liabilities assumed, measured at the acquisition date fair value. The determination of fair value involves assumptions, estimates, and judgments. The initial allocation of the purchase price is considered preliminary and therefore subject to change until the end of the measurement period (up to one year from the acquisition date). Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net assets acquired.

Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred.

Investment securities

As of December 31, 2024, investment securities represent the Company’s investments in three funds, a privately held company via a simple agreement for future equity (“SAFE”), and four privately held companies over which the Company neither has control nor significant influence through investments in ordinary shares or preferred shares. As of December 31, 2023, investment securities represent the Company’s investments in one fund and three privately held companies over which the Company neither has control nor significant influence through investments in ordinary shares or preferred shares.

Investment in equity method investee

In accordance with ASC 323, Investments - Equity Method and Joint Ventures, the Company accounts for the investment in one privately held company using equity method, because the Company has significant influence but does not own a majority equity interest or otherwise control over the equity investee.

Under the equity method, the Company initially records its investment at cost and prospectively recognizes its proportionate share of each equity investee’s net income or loss into its consolidated statements of operations. When the Company’s share of losses in the equity investee equals or exceeds its interest in the equity investee, the Company does not recognize further losses, unless the Company has incurred obligations or made payments or guarantees on behalf of the equity investee.

The Company continually reviews its investment in the equity investee to determine whether a decline in fair value below the carrying value is other-than-temporary. The primary factors the Company considers in its determination include the financial condition, operating performance and the prospects of the equity investee; other company specific information such as recent financing rounds; the geographic region, market and industry in which the equity investee operates; and the length of time that the fair value of the investment is below its carrying value. If the decline in fair value is deemed to be other-than-temporary, the carrying value of the equity investee is written down to fair value.

Investment in funds

Equity securities not accounted for using the equity method are carried at fair value with unrealized gains and losses recorded in the consolidated income statements, according to ASC 321, Investments - Equity Securities. As a practical expedient, the Company uses Net Asset Value (“NAV”) or its equivalent to measure the fair value of the investment in the fund. NAV is primarily determined based on information provided by the fund administrator.

Investment in privately held company

Equity securities not accounted for using the equity method are carried at fair value with unrealized gains and losses recorded in the consolidated income statements, according to ASC 321, Investments - Equity Securities. The Company elected to record the equity investments in privately held companies using the measurement alternative at cost, less impairment, with subsequent adjustments for observable price changes resulting from orderly transactions for identical or similar investments of the same issuer.

Equity investments in privately held companies accounted for using the measurement alternative are subject to periodic impairment reviews. The Company’s impairment analysis considers both qualitative and quantitative factors that may have a significant effect on the fair value of these equity securities. In computing realized gains and losses on equity securities, the Company calculates cost based on amounts paid using the average cost method. Dividend income is recognized when the right to receive the payment is established.

Investment in SAFE

SAFE investments provide the Company with the right to participate in future equity financing of preferred stock. The Company accounted for this investment under ASC 320, Investments - Debt Securities and elected the fair value option for the SAFE investment under ASC 825, Financial Instruments, which requires financial instruments to be remeasured to fair value each reporting period, with changes in fair value recorded in the consolidated statements of operations. The fair value estimate includes significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.

Investment in Innovation Fund/Digital assets held in fund

On October 1, 2023, the Company made an investment of 2,701 Ethereum, with a fair value of $4.7 million, into Bit Digital Innovation Master Fund SPC Ltd. (the “Fund”). The Fund was subsequently consolidated based on the Company’s controlling financial interest. As a result, the assets held in the Fund are included in current assets in the consolidated balance sheets under the caption “Digital assets held in Fund” as of June 30, 2023 before the disposition.

The Fund qualified and operated as an investment company for accounting purposes pursuant to the accounting and reporting guidance under ASC 946, “Financial Services – Investment Companies” (“ASC 946”), which requires fair value measurement of the Fund. The Company retains the Fund’s investment company specific accounting principles under ASC 946 upon consolidation. The digital assets held by the Fund were traded on a number of active markets globally. A fair value measurement under ASC 820, “Fair Value Measurement” (“ASC 820”) for an asset assumes that the asset is exchanged in an orderly transaction between market participants either in the principal market for the asset or, in the absence of a principal market, the most advantageous market for the asset (ASC 820-10-35-5). The fair value of the assets within the Fund was primarily determined using the price from CoinMarketCap. Any changes in the fair value of the assets were recorded in Other income (expense), net in the consolidated statements of operations.

On July 1, 2024, the Company entered into a share purchase agreement with Pleasanton Ventures Limited (“Pleasanton Ventures”) for the disposition of Bit Digital Innovation Master Fund SPC Ltd and Bit Digital Investment Management Limited. Refer to Note 21, Disposition of Bit Digital Investment Management Limited and Bit Digital Innovation Master Fund SPC Limited for more information. Upon the disposition, the Company no longer has a controlling financial interest in the Fund and therefore deconsolidated the Fund in accordance with ASC 810 – “Consolidation” (“ASC 810”). The Company did not record any gain or loss upon deconsolidation as the digital assets in the Fund were measured at fair value. Subsequently, the investment in the Fund is included under the caption “Investment securities” as Investment in Innovation Fund. Refer to Note 10, Investment Securities for more information.

Leases

The Company determines whether an arrangement contains a lease at the inception of the arrangement. If a lease is determined to exist, the term of such lease is assessed based on the date on which the underlying asset is made available for the Company’s use by the lessor. The Company’s assessment of the lease term reflects the non-cancelable term of the lease, inclusive of any rent-free periods and/or periods covered by early-termination options which the Company is reasonably certain of not exercising, as well as periods covered by renewal options which the Company is reasonably certain of exercising. The Company also determines lease classification as either operating or finance at lease commencement, which governs the pattern of expense recognition and the presentation reflected in the consolidated statements of operations over the lease term.

For leases with a term exceeding 12 months, an operating lease liability is recorded on the Company’s consolidated balance sheet at lease commencement reflecting the present value of its fixed minimum payment obligations over the lease term. A corresponding operating lease right-of-use asset equal to the initial lease liability is also recorded, adjusted for any prepayment and/or initial direct costs incurred in connection with execution of the lease and reduced by any lease incentives received. For purposes of measuring the present value of its fixed payment obligations for a given lease, the Company uses its incremental borrowing rate, determined based on information available at lease commencement, as rates implicit in its leasing arrangements are typically not readily determinable. The Company’s incremental borrowing rate reflects the rate it would pay to borrow on a secured basis and incorporates the term and economic environment of the associated lease. Variable lease costs are recognized in the period in which the obligation for those payments is incurred and not included in the measurement of right-of-use assets and operating lease liabilities.

For the Company’s operating leases, fixed lease payments are recognized as lease expense on a straight-line basis over the lease term. For leases with a term of 12 months or less, any fixed lease payments are recognized on a straight-line basis over the lease term and are not recognized on the Company’s consolidated balance sheet as an accounting policy election. Leases qualifying for the short-term lease exception were insignificant.

For sales-type leases where the Company is the lessor, the Company recognizes a net investment in lease, which comprises of the present value of the future lease payments and any unguaranteed residual value. Interest income is recognized over the lease term at a constant periodic discount rate on the remaining balance of the lease net investment using the rate implicit in the lease and is included in “Revenue – other”. Sales-type leases result in the recognition of gain or loss at the commencement of the lease, which will be recorded in “Other income, net.”

Revenue recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). The Company recognizes revenue when it transfers its goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange. Refer to Note 3, Revenue for further information.

Contract costs

Capitalized contract costs represent the costs directly related and incremental to the origination of new contracts, including commissions that are incurred directly related to obtaining customer contracts. We amortize the deferred contract costs on a straight-line basis over the expected period of benefit. These amounts are included in the accompanying consolidated balance sheets, with the capitalized costs to be amortized to commission expense over the expected period of benefit and commission expense payable included in Other current assets and Other long-term liabilities.

The Company capitalized lease expense incurred in December 2023 that are directly related to fulfilling its cloud services which commenced operations in January 2024. The lease expense is directly related to fulfill customer contracts and is expected to be recovered. The capitalized lease expense was reclassified as lease expense in January 2024.

Deferred Revenue

Deferred revenue primarily pertains to prepayments received from customers for services that have not yet commenced as of December 31 2024. Deferred revenues are recognized as revenue recognition criteria have been met.

Remaining performance obligation

Remaining performance obligations represent the transaction price of contracts for work that have not yet been performed. The amount represents estimated revenue expected to be recognized in the future related to the unsatisfied portion of the performance obligation.

Cost of revenue

The Company’s cost of revenue consists primarily of (i) direct production costs related to mining operations, including electricity costs, profit-sharing fees/variable performance fees and/or other relevant costs paid to our hosting facilities, (ii) direct production costs related to our cloud services, including electricity costs, data center lease costs, and other relevant costs, (iii) direct production costs related to our colocation services, including electricity costs, lease costs and other relevant costs, and (iv) direct cost related to ETH staking business, including service fees payable to the service provider.

Cost revenue excludes depreciation expenses, which are separately stated in the Company’s consolidated statements of operations.

Foreign currency

Accounts expressed in foreign currencies are translated into U.S. dollars. Functional currency assets and liabilities are translated into U.S. dollars generally using rates of exchange prevailing at the balance sheet date of each respective subsidiary and the related translation adjustments are recorded as a separate component of Accumulated other comprehensive income, net of any related taxes, in total shareholders’ equity. Income statement accounts expressed in functional currencies are translated using average exchange rates during the period. Functional currencies are generally the currencies of the local operating environment. Financial statement accounts expressed in currencies other than the functional currency of a consolidated entity are remeasured into that entity’s functional currency resulting in exchange gains or losses recorded in other income (expense), net.

Operating segments

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. Our CODM is comprised of several members of our executive management team who use revenue and cost of revenue of our four reporting segments to assess the performance of the business of our reportable operating segments.

Income taxes

We account for current and deferred income taxes in accordance with the authoritative guidance, which requires that the income tax impact is to be recognized in the period in which the law is enacted. Current income tax expense represents taxes paid or payable for the current period. Deferred tax assets and liabilities are recognized using enacted tax rates for the future tax impact of temporary differences between the financial statement and tax bases of recorded assets and liabilities. A valuation allowance is recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized based on historical and projected future taxable income over the periods in which the temporary differences are expected to be recovered or settled on each jurisdiction.

In accordance with the authoritative guidance on accounting for uncertainty in income taxes, we recognize liabilities for uncertain tax positions based on the two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained in audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue ordinary shares were exercised or converted into ordinary shares or resulted in the issuance of ordinary share participating in the earnings of the entity.

Commitments and contingencies

In the normal course of business, the Company is subject to contingencies, such as legal proceedings and claims arising out of its business, which cover a wide range of matters. Liabilities for contingencies are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

If the assessment of a contingency indicates that it is probable that a material loss is incurred and the amount of the liability can be estimated, then the estimated liability is accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed.

Share-based compensation

The Company expenses stock-based compensation to employees and non-employees over the requisite service period based on the grant-date fair value of the awards. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. These assumptions are the expected stock volatility, the risk-free interest rate, the expected life of the option, and the dividend yield on the underlying stock. Expected volatility is calculated based on the historical volatility of the Company’s common stock over the expected term of the option. Risk-free interest rates are calculated based on risk–free rates for the appropriate term. The Company has elected to account for forfeitures of awards as they occur.

Treasury stock

The Company accounts for treasury stocks using the cost method. Under this method, the cost incurred to purchase the shares is recorded in the treasury stocks account on the consolidated balance sheets.

The Company treats shares withheld for tax purposes on behalf of employees in connection with the vesting of restricted share grants as ordinary share repurchases because they reduce the number of shares that would have been issued upon vesting.

Reclassification

Certain items in the financial statements of the comparative period have been reclassified to conform to the financial statements for the current period. The reclassification has no impact on the total assets and total liabilities as of December 31, 2024 or on the statements of operations for the year ended December 31, 2024.

Recent accounting pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequences of the change to its consolidated financial statements and assures that there are proper controls in place to ascertain that the Company’s consolidated financial statements properly reflect the change.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 is designed to improve the reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the Company’s chief operating decision–making group (the “CODM”). The new standard is effective for the Company for its annual periods beginning January 1, 2024 and for interim periods beginning January 1, 2025, with early adoption permitted. The Company adopted ASU 2023-07 on January 1, 2024, which did not have a material impact on the consolidated financial statements.

In December 2023, the FASB issued ASU 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), which establishes accounting guidance for crypto assets meeting certain criteria. Bitcoin and ETH meet this criterion. The amendments require crypto assets meeting the criteria to be recognized at fair value with changes recognized in net income each reporting period. Upon adoption, a cumulative-effect adjustment is made to the opening balance of retained earnings as of the beginning of the annual reporting period of adoption. ASU 2023-08 is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted. The Company elected to early adopt ASU 2023-08, effective January 1, 2024.

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 expands existing income tax disclosures for rate reconciliations by requiring disclosure of certain specific categories and additional reconciling items that meet quantitative thresholds and expands disclosures for income taxes paid by requiring disaggregation by certain jurisdictions. ASU 2023-09 is effective for annual periods beginning after December 15, 2024; early adoption is permitted. The Company is closely monitoring the development of the ASU 2023-09 and does not expect its impact to be material on the consolidated financial statements.

In December 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 requires, in the notes to the financial statements, disclosures of specified information about certain costs and expenses specified in the updated guidance. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact the updated guidance will have on its disclosures.

3. Revenue from Contracts with Customers

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”).

To determine revenue recognition for contracts with customers, the Company performs the following five steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation.

The Company recognizes revenue when it transfers its goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange.

The Company is currently engaged in digital asset mining business, high performance computing (“HPC”) business, including cloud services and HPC data center services, and Ethereum staking activities.

Disaggregation of revenues

Revenue disaggregated by reportable segment is presented in Note 17, Segment Reporting.

Cloud services

The Company provides cloud services to support customers’ generative AI workstreams. We have determined that cloud services are a single continuous service comprised of a series of distinct services that are substantially the same and have the same pattern of transfer (i.e. distinct days of service).

These services are consumed as they are received, and the Company recognizes revenue over time using the variable allocation exception as it satisfies performance obligations. We apply this exception because we concluded that the nature of our obligations and the variability of the payment terms based on the number of GPUs providing HPC services are aligned and uncertainty related to the consideration is resolved on a daily basis as we satisfy our obligations. The Company recognizes revenue net of consideration payable to customers, such as service credits, and accounted for as a reduction of the transaction price in accordance with guidance in ASC 606-10-32-25.

During the three months ended March 31, 2024, the Company issued a service credit of $1.3 million to the customer as compensation for decreased utilization during the initial deployment period, which included testing and optimization phases. During the three months ended September 30, 2024, the Company issued another service credit of $0.6 million to the customer as compensation for decreased utilization.

The Company’s cloud services revenue has been generated from Iceland.

Colocation services

Colocation services generate revenue by providing customers with physical space, power, and cooling within the data center facility.

Our revenue is primarily derived from recurring revenue streams, mainly (1) colocation, which is the leasing of cabinet space and power and (2) connectivity services, which includes cross-connects. Additionally, The remainder of our revenue is from non-recurring revenue, which primarily includes installation services related to a customer’s initial deployment.

Revenues from recurring revenue streams are billed monthly and recognized ratably over the term of the contract, generally 1 to 5 years for data center colocation customers. Non-recurring installation fees, although generally paid upfront upon installation, are deferred and recognized ratably over the contract term.

We guarantee certain service levels, such as uptime, as outlined in individual customer contracts. If these service levels are not achieved due to any failure of the physical infrastructure or offerings, or in the event of certain instances of damage to customer infrastructure within our data center, we would reduce revenue for any credits or cash payments given to the customer.

Digital asset mining

The Company has entered into digital asset mining pools by executing contracts with the mining pool operators to provide computing power to the mining pool. The contract is terminable at any time by either party with no termination penalty. Our enforceable right to compensation begins when, and lasts for as long as, we provide computing power to the mining pool operator; our performance obligation extends over the contract term given our continuous provision of computing power. This period of time corresponds with the period of service for which the mining pool operator determines compensation due to us. Given cancellation terms of the contract, and our customary business practice, the contract effectively provides the option to renew for successive contract terms daily. In exchange for providing computing power, the Company is entitled to a fractional share of the fixed digital assets award the mining pool operator receives, for successfully adding a block to the blockchain. The Company’s fractional share is based on the proportion of computing power the Company contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm. The Company is entitled to its relative share of consideration even if a block is not successfully placed.

Providing computing power in digital asset transaction verification services is an output of the Company’s ordinary activities. The provision of such computing power is the only performance obligation in the Company’s contracts with mining pool operators. The transaction consideration the Company receives, if any, is noncash consideration. ASC 606-10-32-21 requires entities to measure the estimated fair value of noncash consideration at contract inception. Because the consideration to which the Company expects to be entitled for providing computing power is entirely variable, as well as being noncash consideration, the Company assesses the estimated amount of the variable noncash consideration at contract inception and subsequently, to determine when and to what extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur once the uncertainty associated with the variable consideration is subsequently resolved. Because it is probable that a significant reversal of cumulative revenue will not occur and the Company is able to calculate the payout based on the contractual formula, this amount should be estimated and recognized in revenue upon inception, which is when the hash rate is provided.

For reasons of operational practicality, the Company applies an accounting convention to use the daily quoted closing U.S. dollar spot rate of digital asset each day to determine the fair value of digital asset on the date received, which is not materially different than the fair value at contract inception or the time the Company has earned the award from the pools.

Below table presents the Company’s revenues generated from digital asset mining business by countries:

	For the Years Ended December 31,
	2024	2023	2022
United States	$51,749,240	$36,733,222	$31,132,771
Iceland	4,800,827	5,096,883	-
Canada	2,041,541	2,410,313	1,137,918
	$58,591,608	$44,240,418	$32,270,689

Below table presents the Company’s revenues by mining pool operators:

	For the Years Ended December 31,
	2024	2023	2022
Foundry USA Pool	$58,591,608	$44,240,418	$31,414,104
Ethermine Mining Pool	-	-	856,585
	$58,591,608	$44,240,418	$32,270,689

ETH staking business

The Company generates revenue through ETH staking rewards. The Company commenced both native staking business and liquid staking business in 2022. In the first quarter of 2024, the Company terminated its liquid staking business. Currently, the Company only participates in native staking.

With the introduction of staked ETH withdrawals in April 2023, we have reassessed our Ethereum network staking approaches, weighing the advantages of traditional staking against liquid staking solutions. The withdrawal feature in native staking, coupled with yields that are on par with those of liquid staking, has encouraged us to expand our collaborations with other service providers in this domain. As a result, we have terminated all liquid staking activities with StakeWise and Liquid Collection in the third quarter of 2023 and in the first quarter of 2024, respectively, reclaiming all staked Ethereum along with the accumulated rewards. In the fourth quarter of 2023, the Company terminated the native staking activities and reclaimed all staked Ethereum with Blockdaemon. Subsequently, we have ceased our native staking with MarsLand in the first quarter of 2024 and initiated our native staking with Figment Inc.

(a) Native staking

The Company has entered into network-based smart contracts by staking ETH on nodes run by third-party operators or nodes maintained by us in 2022. Through these contracts, the Company stakes ETH on nodes for the purpose of validating transactions and adding blocks to the Ethereum blockchain network. The Company is able to withdraw the staked ETH which was previously locked-up in staking contracts since the Shanghai upgrade was successfully completed on April 12, 2023. In exchange for staking the ETH and validating transactions on blockchain networks, the Company is entitled to the block rewards and transaction fees for successfully validating or adding a block to the blockchain. These rewards are received by the Company directly from the Ethereum network and are calculated approximately based on the proportion of the Company’s stake to the total ETH staked by all validators.

The provision of validating blockchain transactions is an output of the Company’s ordinary activities. Each separate block creation or validation under a smart contract with a network represents a performance obligation. The transaction consideration the Company receives, the digital asset awards, is a non-cash consideration, which the Company measures at fair value on the date received. The fair value of the ETH reward received is determined using the quoted price of the ETH at the time of receipt. The satisfaction of the performance obligation for transaction verification services occurs at a point in time when confirmation is received from the network indicating that the validation is complete, and the awards are deposited to our address. At that point, revenue is recognized.

As of December 31, 2024 and 2023, the Company had native staked 21,568 ETH and 12,352 ETH, respectively, on the Ethereum blockchain. For the years ended December 31, 2024 and 2023, the Company earned 565.1 ETH valued at $1,815,373 and 287.0 ETH valued at $531,702, respectively, from such staking activities and recognized the ETH staking rewards as revenues.

(b) Liquid staking

Liquid staking is similar to native staking in terms of performance obligations, determination of transaction price and revenue recognition. When we participated in liquid staking via Portara protocol, the Company received receipt tokens sETH-H to represent the staked ETH at 1:1 ratio. The liquid staking rewards were in the form of rETH-H which could be redeemed for ETH from the liquid staking provider or exchange for ETH via OTC. When we participated in liquid staking via Liquid Collective protocol, the Company received receipt tokens Liquid Staked ETH (“LsETH”) to represent the staked ETH. LsETH uses a floating conversion rate, or protocol conversion rate, between the receipt token and staked tokens, reflecting the value of accrued network rewards, penalties, and fees associated with the staked tokens.

For the years ended December 31, 2024 and 2023, the Company generated revenues of $4,503 and $144,011, respectively, from the liquid staking.

Contract costs

The Company capitalizes commission expenses directly related to obtaining customer contracts, which would not have been incurred if the contract had not been obtained. As of December 31, 2024, capitalized costs to obtain a contract totaled $2.0 million, and the outstanding commission expense payable was $1.6 million. As of December 31, 2023, capitalized costs to obtain a contract totaled $2.8 million, and the outstanding commission expense payable was $1.9 million.

The Company capitalizes lease expense that are directly related to fulfilling its cloud services which commenced operations in January 2024. The lease expense is directly related to fulfill customer contracts and is expected to be recovered. As of December 31, 2024 and 2023, capitalized costs to fulfill a contract totaled $nil and $100 thousand, respectively.

Contract Liabilities

The Company’s contract liabilities consist of deferred revenue and customer deposits. The following table presents changes in the total contract liabilities::

	For the Years Ended December 31,
	2024	2023
Beginning balance	$13,073,449	$-
Revenue earned (a)	(14,371,827)	-
Prepayment received	32,070,330	13,073,449
Ending balance	$30,771,952	$13,073,449

(a)	Revenue earned includes deferred revenue of $0.6 million from the acquisition of Enovum. Please refer to Note 4. Acquisitions for further information.

Remaining performance obligation

The following table presents estimated revenue expected to be recognized in the future related to the unsatisfied portion of the performance obligation as of December 31, 2024:

	2025	2026	2027	2028	2029	Total
Colocation Services	$8,683,713	$4,853,947	$1,097,674	$29,143	$-	$14,664,477
Other Revenue	1,010,070	640,543	360,111	222,236	$67,682	2,300,642
Total contract liabilities	$9,693,783	$5,494,490	$1,457,785	$251,379	$67,682	$16,965,119

4. Acquisitions

On October 11, 2024, the Company acquired 100% of Enovum Data Centers Corp (the “Acquiree” or “Enovum”), an owner, operator, and developer of high-performance computing data centers, incorporated in Montreal, Quebec, Canada. The acquisition of Enovum provides the Company with a strong diversity of existing and prospective colocation customers, delivers a strong pipeline of expansion site opportunities and an experienced management team to lead the development processes, and enables the Company to offer new service offerings. The acquisition creates the potential for significant synergies, as the Company may capture additional margin from HPC customers, versus hosting them with third party data centers. Additionally, Enovum enhances the Company’s competitive positioning in the marketplace, enabling the Company to offer an integrated GPU cloud solution to customers. Finally, the Company will enjoy greater operating flexibility by collocating its owned GPU inventory in Enovum data centers, offering capacity to customers on a just-in-time basis.

The acquisition-date fair value of the consideration transferred totaled $43,834,313. The total consideration consists of $38,993,603 of cash consideration and $4,840,710 in equity-classified exchangeable shares. The acquisition-date fair value of the exchangeable shares was determined based on the opening market price of the Company’s ordinary shares as of the acquisition date.

The following table summarizes the preliminary allocation of the purchase price based on the estimated fair value of the assets acquired and liabilities assumed at the acquisition date:

Accounts receivable	$616,153
Other current assets	2,008,566
Property and equipment, net	14,201,790
Operating lease right-of-use assets	4,752,501
Intangible asset	13,486,184
Deferred tax asset	91,368
Other non-current assets	2,493
Accounts payable	(1,866,804)
Other payables and accrued liabilities	(1,100,095)
Current portion of deferred revenue	(465,360)
Current portion of operating lease liability	(248,301)
Non-current portion of deferred revenue	(123,652)
Non-current portion of operating lease liability	(3,273,709)
Deferred tax liability	(4,090,683)
Total identifiable assets and liabilities	23,990,451
Goodwill	19,843,862
Total Purchase Consideration	$43,834,313

The acquisition-date fair value of the acquired accounts receivable was $616,153, which equals the gross contractual amount. The Company does not expect a material amount of uncollectible contractual cash flows.

The Company recognized customer relationships as an intangible asset of $13,486,184 to be amortized over 19 years.

Of the total Goodwill recognized, $37,000 is attributable to the assembled workforce at Enovum and the rest is attributable to synergies expected to be achieved from the combined operations of the Company and Enovum. The goodwill recognized is not deductible for tax purposes. We assigned the goodwill to our colocation reportable segment.

The results of Enovum have been included in the Company’s Consolidated Statements of Operations since the acquisition date. The amounts of revenue and net income of Enovum included in the Company’s consolidated income statement from the acquisition date to December 31, 2024 are $1,361,241 and $15,025, respectively.

Through December 31, 2024, the Company recognized $1,980,769 of acquisition-related costs were recognized as expense in the income statement line item “General and Administrative Expense”.

The following unaudited pro forma financial information represents the consolidated results of operations as if the acquisition had occurred on January 1, 2024:

Pro forma consolidated income statement for the year ended December 31, 2024
Revenue	$111,611,207
Net income	26,521,971

These pro forma results are presented for information purposes only and do not necessarily reflect the actual results that would have been achieved had the acquisition occurred on the date assumed, nor are they indicative of future consolidated results of operations.

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Enovum to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment, right-of-use asset and intangible assets had been applied on January 1, 2024, together with the consequential tax effects.

Enovum commenced its operations in October 2023. Therefore, is it impracticable to estimate and present proforma revenue and net income of the combined entity as though the business combination had occurred as of January 1, 2023.

5. USDC

	December 31, 2024	December 31, 2023
USDC	$411,413	$405,596

The following table presents additional information about USDC for the years ended December 31, 2024, 2023, and 2022, respectively:

	For the Years Ended December 31,
	2024	2023	2022

Opening balance	$405,596	$626,441	$15,829,464
Collection of USDC from exchange of cash and other digital assets	2,409,100	13,536,991	1,998,002
Receipt of USDC from sales of property, plant, and equipment	-	-	712,800
Receipt of USDC from customer deposits and other fees	-	10,000	230,000
Receipt of USDC from sales of Antminer coupon	-	699,425	-
Receipt of USDC from other income	41	-	-
Sales of USDC in exchange of cash	-	-	(13,450,000)
Payment of USDC for purchase of property and equipment	-	(12,181,655)
Payment of USDC for service charges from mining facilities	(133,779)	-	-
Payment of USDC for transportation expenses	-	(6,158)	(2,426,065)
Payment of USDC for other expenses	(2,269,545)	(2,279,448)	(2,267,760)
Ending balance	$411,413	$405,596	$626,441

6. DIGITAL ASSETS

Adoption of ASU 2023-08, Accounting for and Disclosure of Crypto Assets

Effective January 1, 2024, the Company early adopted ASU 2023-08, which requires entities to measure crypto assets at fair value with changes recognized in net income each reporting period. The Company’s digital assets are within the scope of ASU 2023-08 and the transition guidance requires a cumulative-effect adjustment as of the beginning of the current fiscal year for any difference between the carrying amount of the Company’s digital assets and fair value. As a result of the Company’s early adoption of ASU 2023-08, the Company recorded a $21.2 million increase to digital assets and a $21.2 million decrease to accumulated deficit on the consolidated balance sheets as of the beginning of the quarter ended March 31, 2024.

The following table presents the Company’s significant digital assets holdings as of December 31, 2024:

	Quantity	Cost Basis	Fair Value
BTC	741.9	$43,935,614	$69,319,731
ETH	27,623.2	68,076,105	92,057,613
Total digital assets held as of December 31, 2024		$112,011,719	$161,377,344

The cost basis is equal to the post-impairment value of all BTC and ETH held as of the adoption of ASU 2023-08 on January 1, 2024. For BTC and ETH earned subsequent to the adoption of ASU 2023-08, the cost basis of the BTC and ETH represents the valuation at the time the Company determined for revenue recognition purposes.

The following table presents a roll-forward of BTC for the year ended December 31, 2024, based on the fair value model under ASU 2023-08:

Fair value
BTC as of December 31, 2023	$19,818,980
Cumulative effect of the adoption of ASU 2023-08	7,341,319
Receipt of BTC from mining services	58,591,608
Sales of BTC in exchange of cash	(9,370,000)
Sales of BTC in exchange of ETH	(40,267,700)
Sales of BTC in exchange of USDC	(1,787,535)
Payment of BTC for service charges from mining facilities	(5,754,049)
Payment of BTC for other expenses	(192,809)
Change in fair value of BTC	40,939,917
BTC as of December 31, 2024	$69,319,731

For the additions of BTC generated by the Company’s mining business, see Note 3. Revenue from Contracts with Customers.

Bitcoin is sold on a FIFO basis. For the year ended December 31, 2024, gains from the sales of bitcoin are included in change in fair value of BTC which is included in the consolidated statements of operations under the caption “Gains on digital assets”.

The following table presents a roll-forward of ETH for the year ended December 31, 2024, based on the fair value model under ASU 2023-08:

Fair value
ETH as of December 31, 2023	$20,637,103
Cumulative effect of the adoption of ASU 2023-08	13,852,500
Receipt of ETH from exchange of BTC	40,240,138
Receipt of ETH from native staking business	1,705,857
Receipt of ETH from liquid staking business	4,503
Receipt of ETH from exchange of other digital assets	128,960
Receipt of ETH from other income	200
Payment of ETH for other expenses	(21,704)
Change in fair value of ETH	15,510,056
ETH fair value at December 31, 2024	$92,057,613

For the additions of ETH generated by the Company’s ETH staking business, see Note 3. Revenue from Contracts with Customers.

ETH is sold on a FIFO basis. For the year ended December 31, 2024, gains from the sales of ETH are included in change in fair value of ETH which is included in the consolidated statements of operations under the caption “Gains on digital assets”.

Prior to Adoption of ASU 2023-08, Accounting for and Disclosure of Crypto Assets

Prior to the adoption of ASU 2023-08, digital assets were accounted for as indefinite-lived intangible assets and were initially measured in accordance with ASC 350 - Intangible-Goodwill and Other. Digital assets were not amortized, but were assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived intangible asset is impaired. Whenever the exchange-traded price of digital assets declined below its carrying value, the Company was required to determine if an impairment existed and to record an impairment equal to the amount by which the carrying value exceeded the fair value.

The following table presents a roll-forward of BTC for the year ended December 31, 2023, based on the cost-impairment model under ASC 350:

For the Year Ended December 31,
2023
Opening balance	$15,796,147
Receipt of BTC from mining services	44,240,418
Receipt of BTC from other income	140,724
Sales of BTC in exchange of cash	(4,679,714)
Sales of BTC in exchange of ETH	(11,756,006)
Sales of BTC in exchange of USDC	(17,251,504)
Payment of BTC for service charges from mining facilities	(1,758,441)
Payment of BTC for other expenses	(392,952)
Impairment of BTC	(4,519,692)
Ending balance	$19,818,980

The following table presents a roll-forward of ETH for the year ended December 31, 2023, based on the cost-impairment model under ASC 350:

For the Year Ended December 31,
2023
Opening balance	$11,791,181
Receipt of ETH from exchange of BTC	17,164,100
Receipt of ETH from native staking business	531,702
Receipt of ETH from liquid staking business*	144,011
Other income in the form of ETH	540
Sales of ETH in exchange of cash	(3,243,415)
Payment of ETH for other expenses	(22,757)
Payment of ETH to investment fund	(3,615,507)
Impairment of ETH	(2,112,752)
Ending balance	$20,637,103

*	It includes 71.7 rETH-h earned from the liquid staking activity in 2023.

7. OTHER CURRENT ASSETS

Other current assets were comprised of the following:

	December 31, 2024	December 31, 2023
Deposits (a)	$1,704,785	$1,171,709
Prepayments to one mining facility (b)	290,475	382,207
Prepaid director and officer insurance expenses	219,471	168,594
Prepaid consulting service expenses	3,016,460	931,200
Deposit for lease	63,586	50,858
Deferred contract costs	982,039	1,041,667
Prepayment to third parties	15,526,472	-
Receivable from third parties	6,305,652	13,855,949
Others	210,729	585,848
Total	$28,319,669	$18,188,032

(a)	As of December 31, 2024 and December 31, 2023, the balance of deposits represented the deposits made to our service providers, who paid utility charges in mining facilities on behalf of the Company. The deposits are refundable upon expiration of the agreement between the Company and the service provider, which may be due within 12 months from the effective date of the agreement.

(b)	As of December 31, 2024 and December 31, 2023, the balance of prepayments to one mining facility represented the prepayments for service charges from the mining facility.

8. LEASES

Lease as Lessee

For the year ended December 31, 2023, the Company entered into a capacity lease agreement for its cloud services designed to support generative AI workstreams. The initial lease term is three years, with automatic renewals for successive twelve-month periods. The lease expense incurred in December 2023 is capitalized as deferred cost since it is directly related to fulfilling its cloud services which commenced operations in January 2024. The capitalized lease payment was expensed in January 2024.

On July 30, 2024, the Company entered into an office lease agreement for its headquarters office in New York. The initial lease term is three years with automatic renewals for successive terms equal in length to the initial term.

On August 1, 2024, the Company entered into an additional capacity lease agreement for its cloud services. The initial lease term is three years with automatic renewals for successive twelve-month periods.

On December 3, 2024, the Company entered into a lease agreement in Singapore for general and administrative purposes. The initial lease term is two years with option to renew for one year.

As of December 31, 2024 and 2023, operating right-of-use assets were $15.0 million and $6.2 million, respectively and operating lease liabilities were $13.8 million and $6.2 million, respectively. For the years ended December 31, 2024 and 2023, the Company’s amortization on the operating lease right-of-use assets totaled $2.8 million and $74 thousand, respectively.

Additional information regarding the Company’s leasing activities as a lessee is as follows:

	For the Years Ended December 31,
	2024	2023
Operating cash outflows from operating leases	$3,523,479	$100,000
Remaining lease term – operating lease	9.7	2.9
Discount rate – operating lease	9.2%	9.9%

The following table represents our future minimum operating lease payments as of December 31, 2024:

Year	Amount
2025	$5,327,390
2026	5,232,120
2027	1,822,065
2028 and thereafter	6,316,737
Total undiscounted lease payments	18,698,313
Less present value discount	(4,892,096)
Present value of lease liability	$13,806,217

The Company entered into a GPU server lease agreement effective January 2024 for its cloud services designed to support generative AI workstreams. The lease payment depends on the usage of the GPU servers and the Company concludes that the lease payments are variable and will be recognized when they are incurred. For the years ended December 31, 2024 and 2023, the GPU server lease expense amounted to $13.6 million and $nil, respectively.

Lease as Lessor

During the quarter ended March 31, 2024, the Company entered into a sales-type lease agreement as a lessor for its data storage equipment. The term of the lease is scheduled to expire in December 2026.

During the quarter ended September 30, 2024, the Company entered into a sales-type lease agreement as a lessor for its data storage equipment. The term of the lease is scheduled to expire in December 2026.

During the quarter ended December 31,2024, the Company entered into two sales-type lease agreements as a lessor for its cloud service equipment. The term of the lease is scheduled to expire in October 2029 and November 2029 respectively.

The components of lease income for the sales-type lease were as follows:

	For the Years Ended December 31,
	2024	2023
Interest income related to net investment in lease	$550,260	$-

Interest income is included in the consolidated statements of operations under the caption “Revenue – Other”.

The components of net investment in sales-type leases were as follows:

	December 31,
	2024	2023
Net investment in lease - lease payment receivable	$9,328,998	$-

The following table illustrates the Company’s future minimum receipts for sales-type lease as of December 31, 2024:

Year	Sales-Type Lease
2025	$3,556,589
2026	3,556,589
2027	1,575,058
2028	1,575,058
2029	1,366,348
Total future minimum receipts	11,629,641
Unearned interest income	(2,300,643)
Net investment in sales type lease	$9,328,998

The present value of minimum sales-type receipts of $9,328,998 is included in the consolidated balance sheets under the caption “Net investment in lease”.

9. PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net was comprised of the following:

	December 31, 2024	December 31, 2023
Miners for Bitcoin	$37,484,751	$50,853,637
Cloud service equipment	63,360,624	-
Colocation service equipment	12,509,288	-
Purchased software and internal-use software development costs	495,285	-
Land	3,502,539	-
Building	19,474,743	-
Leasehold Improvements	2,032,691	-
Vehicles	235,576	235,576
Other property and equipment	29,066	-

Less: Accumulated depreciation	(36,946,762)	(20,645,231)
	102,177,801	30,443,982
Construction in progress	5,124,657	51,030,667
Property, plant, and equipment, net	$107,302,458	$81,474,649

For the years ended December 31, 2024, 2023, and 2022, depreciation expenses were $32,166,613, $14,426,733, and $27,829,730, respectively. Construction in Progress represents assets received but not placed into service as of December 31, 2023 and 2024.

The Company purchased data storage equipment totaling $5,315,202 and almost immediately thereafter, we entered into a sales-type lease agreement effective January 2024 for a portion of these assets valued at $3,353,608 with a third party. As a result, the leased data storage equipment was derecognized from our property, plant, and equipment and recorded as a net investment in lease. Refer to Note 8. Leases for more information.

The Company purchased data storage equipment totaling $1,254,248 and immediately thereafter, we entered into a sales-type lease agreement effective August 2024 for a portion of these assets valued at $1,184,937 with a third party. As a result, the leased data storage equipment was derecognized from our property and equipment and recorded as a net investment in lease. Refer to Note 8. Leases for more information.

The Company purchased servers and network equipment totaling $6,056,700 and almost immediately thereafter, we entered into two sales-type lease agreements effective November 2024 and December 2024 with a third party. As a result, the leased cloud service equipment was derecognized from our property, plant, and equipment and recorded as a net investment in lease. Refer to Note 8. Leases for more information.

Sales and writing off of miners in the year of 2024

For the year ended December 31, 2024, the Company sold 5,606 bitcoin miners for a total consideration of $1,213,956. On the dates of the transaction, the total original cost and accumulated depreciation of these miners were $7,359,405 and $5,295,328, respectively. The Company recognized a loss of $850,120 from the sale of miners which was recorded in the account of “net (loss) gain from disposal of property. As of the date of this report, the Company has collected the cash consideration of $772,393.

For the year ended December 31, 2024, the Company wrote off 19,889 BTC miners during the year, and the Company recorded a loss of $nil resulting from the writing off in the account of “net (loss) gain from disposal of property and equipment”.

Sales and writing off of miners in the year of 2023

For the year ended December 31, 2023, the Company wrote off 5,328 BTC miners and 730 ETH miner during the year, and the Company recorded a loss of $165,160 resulting from the writing off in the account of “net (loss) gain from disposal of property and equipment”. For the year ended December 31, 2023, the Company did not sell any miners.

Sales and writing off of miners in the year of 2022

For the year ended December 31, 2022, the Company sold 1,115 bitcoin miners for a total consideration of $1,816,870. On the dates of the transaction, the total original cost and accumulated depreciation of these miners were $571,681 and $276,610, respectively. The Company recognized a gain of $1,521,799 from the sale of miners which was recorded in the account of “net (loss) gain from disposal of property. As of the date of this report, the Company has collected the cash consideration of $1,056,775, netting off the related miner consideration of 712,800 USDC.

For the year ended December 31, 2022, the Company wrote off 917 BTC miners and 1 ETH miner during the year, and the Company recorded a loss of $168,500 resulting from the writing off in the account of “net (loss) from disposal of property and equipment”.

10. INVESTMENT SECURITIES

Investment securities were comprised of the following:

	December 31, 2024	December 31, 2023
Investment in Digital Future Alliance Limited (“DFA”) (a)	$94,534	$94,534
Investment in Nine Blocks Offshore Feeder Fund (“Nine Blocks”) (b)	3,036,403	2,179,164
Investment in Auros Global Limited (c)	1,999,987	1,999,987
Investment in Ingonyama Ltd (d)	100,000	100,000
Investment in Cysic Inc. (e)	100,000	-
Investment in a SAFE (f)	1,000,000	-
Investment in AI Innovation Fund I (“AI fund”) (g)	15,800,000	-
Investment in Innovation Fund I (“Innovation fund”) (h)	8,666,441	-
Total	$30,797,365	$4,373,685

(a) Investment in Digital Future Alliance Limited (“DFA”)

DFA is a privately held company, over which the Company neither has control nor significant influence through investment in ordinary shares. The Company accounted for the investment in DFA using the measurement alternative at cost, less impairment, with subsequent adjustments for observable price changes resulting from orderly transactions for identical or similar investments of the same issuer.

For the years ended December 31, 2024 and 2023, the Company did not record upward adjustments or downward adjustments on the investment. The Company’s impairment analysis considers both qualitative and quantitative factors that may have a significant effect on the fair value of the equity security. As of December 31, 2024 and 2023, the Company did not recognize impairment against the investment security.

(b) Investment in Nine Blocks Offshore Feeder Fund (“Nine Blocks”)

On August 1, 2022, the Company entered into a subscription agreement with Nine Blocks for investment of $2.0 million. The investment includes a direct investment into the Nine Blocks Master Fund, a digital assets market neutral fund using basis trading, relative value, and special situations strategies.

As a practical expedient, the Company uses Net Asset Value (“NAV”) or its equivalent to measure the fair value of the investment in the fund. For the years ended December 31, 2024 and 2023, the Company recorded cumulative upward adjustments of $857,240 and $485,776, respectively, on the investment.

(c) Investment in Auros Global Limited (“Auros”)

On February 24, 2023, the Company closed an investment of $1,999,987 in Auros, which is a leading crypto-native algorithmic trading and market making firm that delivers best-in-class liquidity for exchanges and token projects. The Company neither has control nor significant influence through investment in ordinary shares. The Company accounted for the investment in Auros using the measurement alternative at cost, less impairment, with subsequent adjustments for observable price changes resulting from orderly transactions for identical or similar investments of the same issuer.

For the years ended December 31, 2024 and 2023, the Company did not record upward adjustments or downward adjustments on the investment. The Company’s impairment analysis considers both qualitative and quantitative factors that may have a significant effect on the fair value of the equity security. As of December 31, 2024 and 2023, the Company did not recognize impairment against the investment security.

(d) Investment in Ingonyama Ltd. (“Ingonyama”)

In September 2023, the Company closed an investment of $100,000 in Ingonyama, a semiconductor company focusing on Zero Knowledge Proof hardware acceleration. The Company neither has control nor significant influence through investment in preferred shares. The Company accounted for the investment in Ingonyama using the measurement alternative at cost, less impairment, with subsequent adjustments for observable price changes resulting from orderly transactions for identical or similar investments of the same issuer.

For the years ended December 31, 2024 and 2023, the Company did not record upward adjustments or downward adjustments on the investment. The Company’s impairment analysis considers both qualitative and quantitative factors that may have a significant effect on the fair value of the equity security. As of December 31, 2024 and 2023, the Company did not recognize impairment against the investment security.

(e) Investment in Cysic Inc (“Cysic”)

On April 2, 2024, the Company closed an investment of $100,000 in Cysic, a ZK hardware acceleration company and ZK prover network to provide ZK Compute-as-a-Service. The Company neither has control nor significant influence through investment in preferred shares. The Company accounted for the investment in Cysic using the measurement alternative at cost, less impairment, with subsequent adjustments for observable price changes resulting from orderly transactions for identical or similar investments of the same issuer.

For the year ended December 31, 2024, the Company did not record upward adjustments or downward adjustments on the investment. The Company’s impairment analysis considers both qualitative and quantitative factors that may have a significant effect on the fair value of the equity security. As of December 31, 2024, the Company did not recognize impairment against the investment security.

(f) Investment in a SAFE

On June 30, 2024 (the “Effective Date”), the Company entered into a simple agreement for future equity (“SAFE”) agreement for an initial investment amount of $1 million in exchange for a right to participate in a future equity financing of preferred stock to be issued by Canopy Wave Inc. (“Canopy”). Alternatively, upon a liquidity event such as a change in control, a direct listing or an initial public offering, the Company is entitled to receive the greater of (i) the SAFE investment amount plus 15% annual accrued interest (the “cash-out amount”) or (ii) the SAFE investment amount divided by a discount to the price per share of Canopy’s common stock. In a dissolution event, such as a bankruptcy, the Company is entitled to receive the cash-out amount. If the SAFE is outstanding on the three-year anniversary of the Effective Date, then the SAFE will expire and the Company will be entitled to receive the cash-out amount. In the event of a qualifying equity financing, the number of shares of preferred stock received by the Company would be determined by dividing the SAFE investment amount by a discounted price per share of the preferred stock issued in the respective equity financing. The Company recorded an investment of $1 million as an investment in the SAFE on the Consolidated Balance Sheets. Additionally, per the terms of the SAFE arrangement, the Company may be obligated to invest up to an additional $2 million into the SAFE arrangement if Canopy satisfies certain milestones prior to the expiration of the SAFE, or if an equity financing event occurs.

The Company accounted for this investment under ASC 320, Investments - Debt Securities and elected the fair value option for the SAFE investment pursuant to ASC 825, Financial Instruments, which requires financial instruments to be remeasured to fair value each reporting period, with changes in fair value recorded in the consolidated statements of operations. The fair value estimate includes significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The decision to elect the fair value option is determined on an instrument-by-instrument basis on the date the instrument is initially recognized, is applied to the entire instrument, and is irrevocable once elected. For instruments measured at fair value, embedded conversion or other features are not required to be separated from the host instrument. Issuance costs related to convertible securities carried at fair value are not deferred and are recognized as incurred on the Consolidated Statements of Operations. For the year ended December 31, 2024, the Company did not record upward adjustments or downward adjustments on the investments.

(g) Investment in AI Innovation Fund I (“AI fund”)

On July 15, 2024, the Company entered into a subscription agreement with Pleasanton Ventures Innovation Master Fund SPC Limited for investment of $15.9 million in its AI Innovation Fund I. The investment includes a direct investment into private equity and fund of fund opportunities within the AI industry.

As a practical expedient, the Company uses Net Asset Value (“NAV”) or its equivalent to measure the fair value of the investment in the fund. As of December 31, 2024, the Company recorded cumulative downward adjustments of $100,000 on the investment.

(h) Investment in Innovation Fund I (“Innovation fund”)

After the Company disposed its BVI entities for its previous fund operation (See Note 21, Disposition of Bit Digital Investment Management Limited and Bit Digital Innovation Master Fund SPC Limited, for more information), the Company no longer consolidates the investment in the fund. As a practical expedient, the Company uses Net Asset Value (“NAV”) or its equivalent to measure the fair value of the investment in the fund. For the years ended December 31, 2024, the Company recorded cumulative upward adjustments of $2,550,904 on the investment.

(i) Investment in MarsProtocol Technologies Pte. Ltd.

On March 1, 2023, Bit Digital Singapore Pte. Ltd. and Saving Digital Pte. Ltd. (“SDP”), a wholly owned subsidiary of Mega Matrix Corp., entered into a shareholders’ agreement with MarsProtocol Technologies Pte. Ltd. (“MarsProtocol”). MarsProtocol provides staking technology tools in digital assets through the staking platform.

The Company invested $88,994 which represents a 40% equity interest in MarsProtocol. The Company used the equity method to measure the investment in MarsProtocol. In August 2023, the Company divested its stake in MarsProtocol for consideration of $89,519 and recognized a gain of $8,220.

11. OTHER NON-CURRENT ASSETS

Other non-current assets were comprised of the following:

	December 31, 2024	December 31, 2023
Deposits (a)	$7,103,560	$6,680,051
Prepaid consulting service expenses	-	543,200
Deferred contract costs	982,039	1,883,333
Others	1,494,285	183,655
Total	$9,579,884	$9,290,239

(a)	As of December 31, 2024 and 2023, the balance of deposits primarily consisted of the deposits made to service providers, who paid utility charges in mining facilities on behalf of the Company. The deposits are refundable upon expiration of the agreement between the Company and the service provider, which may be due over 12 months from the effective date of the agreement.

12. SHARE-BASED COMPENSATION

Share-based compensation such as restricted stock units (“RSUs”), incentive and non-statutory stock options, restricted shares, share appreciation rights and share payments may be granted to any directors, employees and consultants of the Company or affiliated companies under 2021 Omnibus Equity Incentive Plan (“2021 Plan”), 2021 Second Omnibus Equity Incentive Plan (“2021 Second Plan”) and 2023 Omnibus Equity Incentive Plan (“2023 Plan”). An aggregate of 2,415,293 RSUs were granted under the 2021 Plan and no ordinary shares remain reserved for issuance under the 2021 Plan. There are 5,000,000 ordinary shares reserved for issuance under the Company’s 2021 Second Plan, under which 4,211,372 RSUs and 395,000 share options have been granted as of December 31, 2024. There are 5,000,000 ordinary shares reserved for issuance under the Company’s 2023 Plan, under which 4,732,718 RSUs have been granted as of December 31, 2024.

Restricted Stock Units (“RSUs”)

As of December 31, 2023, the Company had nil awarded and unvested RSUs.

On March 16, 2024, the Company granted 25,000 RSUs to an employee, which are subject to an eight-quarter service vesting schedule.

On March 31, 2024, the Company granted 50,000 RSUs to each of the Company’s CEO and CFO in accordance with their compensation arrangement. All of these RSUs were immediately vested.

On March 31, 2024, the Company granted 40,000 RSUs to a non-executive director in accordance with his compensation arrangement. All of these RSUs were immediately vested.

On May 13, 2024, the Company granted 135,000 RSUs to employees, which are subject to an eight-quarter service vesting schedule.

On June 30, 2024, the Company granted 50,000 RSUs to each of the Company’s CEO and CFO in accordance with their compensation arrangement. All of these RSUs were immediately vested.

On August 13, 2024, the Company awarded 1,500,000 RSUs to employees. All of these RSUs were immediately vested.

On August 13, 2024, the Company awarded 340,136 RSUs to an employee, which are subject to an eight-quarter service with a one-year cliff vesting schedule.

On September 30, 2024, the Company granted 50,000 RSUs to each of the Company’s CEO and CFO in accordance with their compensation arrangement. All of these RSUs were immediately vested.

On October 4, 2024, the Company granted 537,952 RSUs to employees, which are subject to an eight-quarter service with a one-year cliff vesting schedule.

On October 11, 2024, the Company granted 41,630 RSUs to employees, which are subject to an eight-quarter service with a one-year cliff vesting schedule.

On November 11, 2024, the Company granted 30,000 RSUs to a non-executive director. These RSUs were vested immediately.

On November 12, 2024, the Company granted 100,000 RSUs to each of the Company’s CEO and CFO in accordance with their compensation arrangement. All of these RSUs were immediately vested.

On November 20, 2024, the Company granted 100,000 RSUs to each of the Company’s CEO and CFO in accordance with their compensation arrangement. All of these RSUs were immediately vested.

On December 5, 2024, the Company granted 45,000 RSUs to each of the Company’s CEO and CFO in accordance with their compensation arrangement. All of these RSUs were immediately vested.

On December 31, 2024, the Company granted 250,000 RSUs to each of the Company’s CEO and CFO in accordance with their compensation arrangement. All of these RSUs were immediately vested.

As of December 31, 2024, the Company had 1,025,968 awarded and unvested RSUs.

A summary of the changes in the RSUs relating to ordinary shares granted by the Company during the year ended December 31, 2024, 2023 and 2022 is as follows:

	Number of RSUs	Weighted average grant date fair value

Awarded and unvested as of January 1, 2022	178,676	16.67
Granted	54,000	2.26
Vested	(221,368)	12.43
Awarded and unvested as of December 31, 2022	11,308	15.02
Granted	3,271,372	3.53
Vested	(3,282,680)	3.57
Awarded and unvested as of December 31, 2023	-	-
Granted	5,607,718	3.33
Vested	(4,581,750)	3.38
Awarded and unvested as of December 31, 2024	1,025,968	$3.13

For the years ended December 31, 2024, 2023, and 2022, the Company recognized share-based compensation expenses of $9,786,234, $8,681,373 and $1,935,948 in connection with the above RSU awards. As of December 31, 2024, the Company had $2,995,425 unrecognized compensation costs related to unvested RSUs.

Share Options

The Company recognizes compensation expenses related to options on a straight-line basis over the vesting periods. For the years ended December 31, 2024, 2023, and 2022, the Company recognized share-based compensation expenses of $228,355, $437,438 and $326,743, respectively. As of December 31, 2024, there were unrecognized compensation costs of $54,420 related to all outstanding share options.

The following table summarizes the share option activities for the years ended December 31, 2024, 2023 and 2022:

	Number of Options	Weighted Average Grant Date Fair value	Weighted Average Remaining Contract Life (in years)

Options outstanding on January 1, 2022	—	—	—
Granted	355,000	$2.67	4.20
Forfeited	(21,875)	1.13	—
Expired	—	—	—
Exercised	—	—	—
Options outstanding on December 31, 2022	333,125	$2.77	4.22
Granted	40,000	3.20	4.53
Forfeited	(6,250)	1.13	—
Expired	—	—	—
Exercised	(1,875)	1.13	—
Options outstanding on December 31, 2023	365,000	$2.85	3.35
Exercised	(5,000)	2.72	—
Options outstanding on December 31, 2024	360,000	$2.85	2.35
Vested and exercisable on December 31, 2024	336,667	$2.84	2.30
Vested and expected to vest on December 31, 2024	360,000	$2.85	2.35

Other share-based compensation

In January 2024, the Company modified an existing two-year service agreement with a consulting firm by granting an additional 500,000 RSUs, which vested immediately. Over the duration of the service period specified in the amendment, the Company will recognize additional share-based compensation expenses aggregating to $1.5 million based upon the closing price of the Company’s common stock on the date of the amendment.

In January 2024, the Company modified an existing service agreement with a consulting firm by granting an additional 200,000 RSUs as compensation for successfully securing a customer for our business under a three-year service agreement. Over the duration of the service agreement, the Company will recognize additional share-based compensation expenses aggregating to $0.6 million based upon the closing price of the Company’s common stock on the date of the amendment.

In July 2024, the Company entered into a one-year service agreement with a consulting firm by, in relation to this agreement, granted the firm 500,000 RSUs, all of which vested immediately. Over the duration of the service agreement, the Company will recognize share-based compensation expenses aggregating $2.1 million based upon the closing price of the Company’s common stock on date of agreement.

In October 2024, the Company entered into a one-year service agreement with a consulting firm by, in relation to this agreement, granted the firm 150,000 RSUs, all of which vested immediately. Over the duration of the service agreement, the Company will recognize share-based compensation expenses aggregating $0.5 million based upon the closing price of the Company’s common stock on date of agreement.

In October 2024, the Company entered into a one-year service agreement with a consultant by, in relation to this agreement, granted the 300,000 RSUs, all of which vested immediately. Over the duration of the service agreement, the Company will recognize share-based compensation expenses aggregating $1.2 million based upon the closing price of the Company’s common stock on date of agreement.

In December 2024, the Company entered into a one-year service agreement with a consultant by, in relation to this agreement, granted the firm 8,000 RSUs, all of which vested immediately. Over the duration of the service agreement, the Company will recognize share-based compensation expenses aggregating $26,640 based upon the closing price of the Company’s common stock on date of agreement.

13. SHARE CAPITAL

Ordinary shares

As of December 31, 2023, there were 107,421,813 ordinary shares issued and 107,291,827 ordinary shares outstanding.

During the year ended December 31, 2024, 4,581,750 ordinary shares were issued to the Company’s employees, non-executive directors, and consulting firms in settlement of an equal number of fully vested restricted stock units awarded to such individuals and companies by the Company pursuant to grants made under the Company’s 2021 Second Plan and 2023 Plan.

On October 11, 2024, the Company issued exchangeable shares amounted to $4,840,710 for the acquisition of Enovum Data Centers Corp. Please refer to Note 4. Acquisitions for further information.

In December 2024, an employee exercised 5,000 options to purchase the Company’s ordinary shares, with an aggregate exercise price of $15,850 and 5,000 ordinary shares were issued.

In May of 2022, the Company entered into an at-the-market offering with H.C. Wainwright & Co., LLC relating to shares of its common stock. In accordance with the terms of the sales agreement, the Company may offer and sell shares of our common stock having an aggregate offering price of up to $500,000,000. During the year ended December 31, 2024, the Company sold 67,246,628 shares of common stock for an aggregate purchase price of $242.9 million net of offering costs pursuant to this at-the-market offering.

As of December 31, 2024, there were 179,255,191 ordinary shares issued and 179,125,205 ordinary shares outstanding.

Preferred shares

As of December 31, 2024 and 2023, there were 1,000,000 preferred shares issued and outstanding.

The preference shares are entitled to the following preference features: 1) an annual dividend of 8% when and if declared by the Board of Directors; 2) a liquidation preference of $10.00 per share; 3) convert on a one for one basis for ordinary shares, subject to a 4.99% conversion limitation; 4) rank senior to ordinary shares in insolvency; and 5) solely for voting purposes vote 50 ordinary shares, for each preference share.

On February 7, 2023 and December 8, 2023, the Board of Directors declared an eight (8%) percent ($800,000) dividend on the preference shares to Geney Development Ltd. (“Geney”). Erke Huang, our Chief Financial Officer, is the President of Geney and the beneficial owner of thirty percent (30%) of the equity of Geney, with the remaining seventy percent (70%) held by Zhaohui Deng, the Company’s Chairman of the Board. The Company fully paid the declared dividends in 2023.

On December 20, 2024, the Board of Directors declared an eight (8%) percent ($800,000) dividend on the preference shares to Geney Development Ltd. (“Geney”). Erke Huang, our Chief Financial Officer, is the President of Geney and the beneficial owner of thirty percent (30%) of the equity of Geney, with the remaining seventy percent (70%) held by Zhaohui Deng, the Company’s Chairman of the Board. The Company fully paid the declared dividend in January 2025.

Treasury stock

The Company treats shares withheld for tax purposes on behalf of employees in connection with the vesting of restricted share grants as ordinary share repurchases because they reduce the number of shares that would have been issued upon vesting. For the years ended December 31, 2024 and 2023, the Company did not withhold any ordinary shares for withholding taxes related to restricted stock vesting.

As of December 31, 2024 and 2023, the Company had treasury stock of $1,171,679 and $1,171,679, respectively.

Warrants

As of December 31, 2024 and 2023, the Company had outstanding 10,118,046 private placement warrants to purchase an aggregate of 10,118,046 ordinary shares at an exercise price of $7.91 per whole share.

In accordance with ASC 815, the Company determined that the warrants meet the conditions necessary to be classified as equity because the consideration is indexed to the Company’s own equity, there are no exercise contingencies based on an observable market not based on its stock or operations, settlement is consistent with a fixed-for-fixed equity instrument, the agreement contains an explicit number of shares and there are no cash payment provisions.

The fair value of the warrants was estimated at $33.3 million using the Black-Scholes model. Inherent in these valuations are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical and implied volatilities of selected peer companies as well as its own that match the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates it to remain at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs for the Company’s warrants at their measurement dates:

As of October 4, 2021

Volatility	192.85%
Stock price	7.59
Expected life of the warrants to convert	3.81
Risk free rate	0.97%
Dividend yield	0.0%

14. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The components of goodwill as of December 31, 2024 are as follows:

As of December 31, 2024

Enovum Data Centers Corp.	19,383,291
Total goodwill	19,383,291

The Company recorded goodwill in the amount of $19.3 million in connection with its acquisition of the Enovum Data Centers Corp. (“Enovum”) on October 11, 2024. Refer to Note 4. Acquisitions for further information.

Finite-lived intangible assets

In addition to goodwill, in connection with the acquisition of Enovum, the Company recorded an identified intangible asset, customer relationships, with a definite useful life of 19 years in the amount of $13.2 million. Refer to Note 4. Acquisitions for further information.

The following table presents the Company’s finite-lived intangible assets as of December 31, 2024:

	As of December 31, 2024
	Cost	Accumulated amortization	Net
Customer relationships	13,486,184	(457,454)	13,028,730
Total	13,486,184	(457,454)	13,028,730

There were no finite-lived intangible assets as of December 31, 2023.

The following table presents the Company’s estimated future amortization of finite-lived intangible assets as of December 31, 2024:

2025	$693,325
2026	693,325
2027	693,325
Thereafter	10,948,755
Total	$13,028,730

15. INCOME TAXES

The components of income before income taxes were as follows:

	For the Years Ended December 31,
	2024	2023	2022
Domestic income before income taxes	$25,002,669	$3,575,579	$(86,011,589)
Foreign income before income taxes	$7,281,308	$(17,189,816)	$(19,877,864)
Total income before income taxes	$32,283,977	$(13,614,237)	$(105,889,453)

The provision for income taxes was comprised of the following:

	For the Years Ended December 31,
	2024	2023	2022
Current:
Federal	$170,366	$-	$96,730
State	65,354	12,766	(577,939)
Foreign	1,440,523	1,827	-
Total current income taxes	$1,676,243	$14,593	$(481,209)
Deferred:
Federal	$-	$-	$(738,846)
State	-	-	276,479
Foreign	2,301,924	264,451	350,726
Total deferred income taxes	$2,301,924	$264,451	$(111,641)
Total income tax provision/(benefit)	$3,978,167	$279,044	$(592,850)

The significant components of deferred income tax assets and liabilities were as follows:

	December 31, 2024	December 31, 2023
Deferred tax assets:
Net operating losses carry forwards	$18,812,792	$13,781,487
Share-based compensation	1,092,438	919,036
Capital loss carryforwards	-	1,549,966
Accrual bonus	73,597	66,343
Lease liability	2,178,837	-
Unrealized foreign exchange gain/loss	277	-
Other deferred tax assets	92,816	-
Gross deferred tax assets	22,250,757	16,316,832
Less: valuation allowance	(2,904,155)	(9,403,958)
Net deferred tax assets	$19,346,601	$6,912,874

Deferred tax liabilities:
Right of use asset	$(2,572,678)	$(6,922,519)
Basis difference in fixed assets	(11,402,585)	(102,606)
Basis difference in digital assets	(8,288,760)	-
Basis difference in intangible	(3,403,248)	-
Gross deferred tax liabilities	(25,667,270)	(7,025,125)
Total net deferred tax liabilities	$(6,320,669)	$(112,251)

As of December 31, 2024, we had U.S. federal, state and foreign net operating loss (“NOL”) carry-forwards of $62.0 million, $70.9 million and $21.9 million, respectively. The U.S. federal NOL carry-forwards does not expire and the state NOL will expire at various dates beginning in 2041.

The valuation allowance was $2.9 million and $9.4 million as of December 31, 2024 and 2023, respectively. The change was primarily due to the utilization of the capital loss carryforward and larger basis difference in fixed assets and digital assets in the year ended December 31, 2024 . The valuation allowance is based on our assessment that it is more likely than not that certain deferred tax assets will not be realized in the foreseeable future on a jurisdictional basis. As of December 31, 2024, the Company applied a full valuation allowance on the deferred tax assets in the United States, Hong Kong and Singapore.

As of December 31, 2024, the unremitted earnings of our foreign subsidiaries outside of the United States are considered indefinitely reinvested and the Company has not provided for state income or withholding taxes on the undistributed earnings of foreign subsidiaries. The Company will continue to monitor its business operation and re-evaluate its indefinitely reinvestment assertion on an annual basis.

The reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate was as follows:

	For the Years Ended December 31,
	2024	2023	2022
US Federal income tax rate	21.0%	21.0%	21.0%
Effect of foreign operations taxed at various rates	15.2%	(25.0)%	(2.9)%
GILTI Inclusion	1.0%	0.0%	0.0%
State income taxes, net of federal benefit	0.2%	-0.1%	0.3%
Reserve on Hong Kong offshore and share-based compensation tax benefits	0.0%	(1.1)%	(0.3)%
Non-deductible impairment on digital assets	0.0%	(14.1)%	(4.5)%
Non-taxable capital gain on investments/digital assets	(12.0)%	21.5%	4.2%
Non-deductible Fixed Asset Impairment	0.0%	0.0%	(9.9)%
Effect of change in valuation allowance	(14.6)%	(4.1)%	(7.4)%
Impact from adoption of new accounting standard	1.4%	0.0%	0.0%
Withholding tax on intercompany interest	0.0%	0.0%	(0.1)%
Others	0.1%	(0.2)%	0.1%
Effective income tax rate	12.3%	(2.0)%	0.6%

A reconciliation of gross unrecognized tax benefits was as follows:

	For the Years Ended December 31,
	2024	2023	2022

Unrecognized tax benefits at the beginning of the year	$3,196,204	$3,044,004	$2,767,276
Increases for tax positions taken in prior years	$-	$152,200	$276,728
Unrecognized tax benefits at the end of the year	$3,196,204	$3,196,204	$3,044,004

The amounts of unrecognized tax benefits that would impact the effective tax rate were $3.2 million, $3.2 million and $3.0 million as of December 31, 2024, 2023 and 2022, respectively. The amounts of interest and penalties recognized during the years ended December 31, 2024, 2023 and 2022 were expenses (benefits) of $nil million, $0.2 million and $0.3 million, respectively. Our policy is to include interest and penalties related to unrecognized tax benefits within Other expense (income), net.

In the normal course of business, we are subject to examination by tax authorities throughout the world. We are subject to U.S. federal income tax examinations for all years beginning from the calendar year ended December 31, 2020. We are subject to state income tax examinations for all years beginning from the calendar year ended December 31, 2020. We are also subject to examinations in other major foreign jurisdictions, including Singapore, Hong Kong, Canada and Iceland, for all years beginning from the calendar year ended December 31, 2021. Currently we are not under audit from tax authority in any of the jurisdictions, in which we operated.

Although it is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next twelve months due to tax examination changes, settlement activities, expirations of statute of limitations, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities, we do not anticipated any significant changes to unrecognized tax benefits over the next 12 months.

16. EARNINGS (LOSS) PER SHARE

	For the Years Ended December 31,
	2024	2023	2022

Net income (loss)	$28,305,810	$(13,893,281)	$(105,296,603)
Weighted average number of ordinary share outstanding
Basic	140,346,322	87,534,052	78,614,174
Diluted	141,507,497	87,534,052	78,614,174
Income (loss) per share
Basic	$0.20	$(0.16)	$(1.34)
Diluted	$0.19	$(0.16)	$(1.34)

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. The computation of diluted net income reflects the potential dilution that could occur if securities or other contracts to issue ordinary share were exercised or converted into ordinary shares or resulted in the issuance of ordinary shares that then shared in the earnings of the entity. The computation of diluted net loss per share does not include dilutive ordinary shares equivalents in the weighted average shares outstanding, as they would be anti-dilutive.

For the year ended December 31, 2024, the dilutive effect of preferred shares, unvested options, and unvested RSUs were included in the calculation of diluted earnings per share. The warrants were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

For the years ended December 31, 2023, and 2022, the unvested RSUs, warrants, options and convertible preferred shares were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

17. SEGMENT REPORTING

The Company has four reportable segments: digital asset mining, cloud services, colocation services, and ETH Staking. The reportable segments are identified based on the types of service performed.

The digital asset mining segment generates revenue from the bitcoin the Company earns through its mining activities. Cost of revenue consists primarily of direct production costs of mining operations, including electricity, management fee and maintenance cost but excluding depreciation and amortization.

The cloud services segment generates revenue from providing high performance computing services to support generative AI workstreams. Cost of revenue consists of direct production costs, including electricity costs, data center lease expense, GPU servers lease expense, and other relevant costs, but excluding depreciation and amortization.

Colocation services generate revenue by providing customers with physical space, power and cooling within the data center facility. Cost of revenue consists of direct production costs related to our HPC data center services, including electricity costs, lease costs and other relevant costs.

The Ethereum staking segment generates revenue from both native staking and liquid staking. Cost of revenue consists of direct cost related to ETH staking business including service fee and reward-sharing fees to the service providers.

The CODM analyzes the performance of the segments based on reportable segment revenue and reportable segment cost of revenue. No operating segments have been aggregated to form the reportable segments.

The Company does not allocate all assets to the reporting segments as these are managed on an entity-wide basis. Therefore, the Company does not separately disclose the total assets of its reportable operating segments.

All Other revenue is generated from equipment leases with external customers.

Concentrations

During the year ended December 31, 2024,  the Company earned revenue of approximately $58.6 million and $46.0 million from two customers, representing 54.2% and 42.6% of the Company’s total consolidated revenue, respectively. In 2023 and 2022, the Company earned revenue of approximately $44.2 million and $32.3 million respectively from one customer, representing 98% and 99.9% of the Company’s total consolidated revenue.

The following table presents revenue and cost of revenue for the Company’s reportable segments, reconciled to the consolidated statements of operations:

	Years Ended December 31,
	2024	2023	2022
Reportable segment revenue:
Digital asset mining	$58,591,608	$44,240,418	$32,270,689
Cloud services	45,727,735	-	-
Colocation services	1,361,241	-	-
ETH staking	1,819,876	675,713	25,904
Other revenue	550,260	-	-
Total segment and consolidated revenue	$108,050,720	$44,916,131	$32,296,593

Reportable segment cost of revenue:
Digital asset mining	(42,307,012)	(29,505,783)	(20,374,633)
Cloud services	(19,508,252)	-	-
Colocation services	(490,501)	-	-
ETH staking	(72,067)	(50,802)	-
Total segment and consolidated cost of revenue	$(62,377,832)	$(29,556,585)	$(20,374,633)

Reconciling Items:
Depreciation and amortization expenses	(32,311,056)	(14,426,733)	(27,829,730)
General and administrative expenses	(41,508,279)	(27,668,592)	(22,984,784)
Gains on digital assets	55,709,711	-	-
Realized gain on exchange of digital assets	-	18,789,998	6,548,841
Impairment of digital assets	-	(6,632,437)	(24,654,267)
Impairment of property and equipment	-	-	(50,038,650)
Loss on write-off of deposit to hosting facility	-	(2,041,491)	(129,845)
Other income (expense), net	4,720,713	3,005,472	1,277,022
Income tax (expenses) benefits	(3,978,167)	(279,044)	592,850
Net income (loss)	$28,305,810	$(13,893,281)	$(105,296,603)

18. RELATED PARTIES

On February 7, 2023 and again on December 8, 2023, the Board of Directors declared an eight (8%) percent ($800,000) dividend on the preference shares to Geney Development Ltd. (“Geney”). Erke Huang, our Chief Financial Officer, is the President of Geney and the beneficial owner of thirty (30%) percent of the equity of Geney, with the remaining seventy (70%) percent held by Zhaohui Deng, the Company’s Chairman of the Board. As of December 31, 2023, the Company fully paid the dividend.

On December 20, 2024, the Board of Directors declared an eight (8%) percent ($800,000) dividend on the preference shares to Geney Development Ltd. (“Geney”). Erke Huang, our Chief Financial Officer, is the President of Geney and the beneficial owner of thirty percent (30%) of the equity of Geney, with the remaining seventy percent (70%) held by Zhaohui Deng, the Company’s Chairman of the Board. The Company fully paid the declared dividend in January 2025.

Bit Digital Iceland ehf has appointed Daniel Jonsson as its part-time Chief Executive Officer starting November 7, 2023, for a six-month term with a three-month probation. His compensation includes a monthly salary of $8,334, a $6,440 signing bonus, and eligibility for performance-based RSU. Concurrently, Daniel Jonsson is part of the management team at GreenBlocks ehf which not only provides bitcoin mining hosting services but also benefits from a facility loan agreement extended by Bit Digital USA Inc., an affiliate of Bit Digital Iceland ehf. Additionally, Bit Digital Iceland ehf has contracted GreenBlocks ehf for consulting services pertaining to our high performance computing services in Iceland. As of December 31, 2023, the Company owed $21,592 to Daniel Jonsson for salary and bonus, and $160,000 to GreenBlocks ehf for services rendered. By the end of the first quarter of 2024, we had settled these outstanding amounts with both Daniel Jonsson and GreenBlocks ehf.

19. CONTINGENCIES

Legal Proceedings

The Company from time to time may become involved in legal proceedings in the ordinary course of our business. The Company may also pursue litigation to assert its legal rights and assets, and such litigation may be costly and divert the efforts and attention of its management and technical personnel which could adversely affect its business. Due to the uncertainty of litigation and depending on the amount and the timing, an unfavorable resolution of some or all of such matters may materially affect our business, results of operations, financial position, or cash flows.

Although we cannot predict the outcome of legal or other proceedings with certainty, where there is at least a reasonable possibility that a loss may have been incurred, U.S. GAAP requires us to disclose an estimate of the reasonably possible loss or range of loss or make a statement that such an estimate cannot be made. We follow a thorough process in which we seek to estimate the reasonably possible loss or range of loss, and only if we are unable to make such an estimate do we conclude and disclose that an estimate cannot be made. Accordingly, unless otherwise indicated below in our discussion of legal proceedings, a reasonably possible loss or range of loss associated with any individual legal proceeding cannot be estimated.

Bit Digital USA, Inc. v. Blockfusion USA, Inc., C.A. No. N24C-05-306 PRW (CCLD)

On June 3, 2024, the Company filed suit in Delaware Superior Court against Blockfusion, Inc. (“Blockfusion”) alleging claims for breach of contract, conversion, and related claims in connection with, among other things, certain deposits and advances paid to Blockfusion, the return of which is owed to Bit Digital. Bit Digital is seeking in excess of $4.3 million. On October 22, 2024, Blockfusion denied the Company’s claims and brought reciprocal breach of contract and related counterclaims. Blockfusion is seeking at least $158,000 in damages. A bench trial has been scheduled for June 29, 2026. The litigation is at an early stage and a reasonably possible range of loss or recovery cannot be estimated.

20. SETTLEMENT OF CLASS ACTION LAWSUIT

On January 20, 2021, a securities class action lawsuit was filed against the Company and its former Chief Executive Officer and current Chief Financial Officer titled Anthony Pauwels v. Bit Digital, Inc., Min Hu and Erke Huang (Case No. 1:21-cv-00515) (U.S.D.C. S.D.N.Y.). The class action was on behalf of persons that purchased or acquired our ordinary shares between December 21, 2020 and January 11, 2021, a period of volatility in our Ordinary Shares, as well as volatility in the price of bitcoin. We believe the complaints are based solely upon a research article issued on January 11, 2021, which included false claims and to which the Company responded in a press release filed on Form 6-K on January 19, 2021. On April 21, 2021, the Court consolidated several related cases under the caption In re Bit Digital Securities Litigation. Joseph Franklin Monkam Nitcheu was appointed as lead plaintiff. We filed a motion to dismiss the lawsuits and vigorously defended the action. While that motion was pending, the Company agreed with the lead plaintiff selected in the case to settle the class action by paying $2,100,000. The Company recorded the liabilities of $2,100,000 in the account of “accrued litigation settlement costs”. The Company chose to do that to eliminate the burden, expense and uncertainties of further litigation. The Company continues to deny the allegations in the Amended Complaint and nothing in the settlement is evidence of any liability on the Company’s behalf.

On March 7, 2023, a final judgment in this matter was entered approving the settlement and certifying the class for purposes of enforcing the settlement and payment was then made by the Company.

21. DISPOSITION OF BIT DIGITAL INVESTMENT MANAGEMENT LIMITED AND BIT DIGITAL INNOVATION MASTER FUND SPC LIMITED

On July 1, 2024, the Company entered into a share purchase agreement (the “Disposition SPA”) with Pleasanton Ventures Limited (“Pleasanton Ventures”), an unrelated Hong Kong entity (the “Purchaser”). Pursuant to the Disposition SPA, the Purchaser purchased Bit Digital Investment Management Limited and Bit Digital Innovation Master Fund SPC Limited in exchange for a consideration of $176,000 and $100, respectively. The disposition was closed on the same date.

On the same date, the parties completed all of the share transfer registration procedures as required by the laws of the British Virgin Islands and all other closing conditions had been satisfied. As a result, the disposition contemplated by the Disposition SPA was completed. Upon completion of the disposition, the Purchaser became the sole shareholder of Bit Digital Investment Management Limited and Bit Digital Innovation Master Fund SPC Limited. Upon the closing of the transactions, the Company does not bear any contractual commitment or obligation to the business of Bit Digital Investment Management Limited and Bit Digital Innovation Master Fund SPC Limited, nor to the Purchaser.

Bit Digital Investment Management Limited was incorporated on April 17, 2023 and engaged in fund and investment management activities. Bit Digital Investment Management Limited had total assets of $1,155,038 and total liabilities of $nil, with net assets of $1,155,038 which is accounted for approximately 0.4% of the unaudited consolidated net assets of the Company as of September 30, 2024. The Company recorded a loss of $979,038 from the disposal under “other income (loss), net” in the consolidated statements of operations.

Bit Digital Innovation Master Fund SPC Limited was incorporated on May 31, 2023 and is a segregated portfolios company. Bit Digital Innovation Master Fund SPC Limited did not have any net assets as of September 30, 2024. The Company recorded a gain of $100 from the disposal under “other income (loss), net” in the consolidated statements of operations.

Management believes that the disposition of Bit Digital Investment Management Limited and Bit Digital Innovation Master Fund SPC Limited does not represent a strategic shift that has (or will have) a major effect on the Company’s operations and financial results. The disposition is not accounted for discontinued operations in accordance with ASC 205-20.

22. SUBSEQUENT EVENTS

In January 2025, the Company entered into a new agreement to supply its first customer with an additional 464 GPUs for a period of eighteen months. This new agreement replaces the prior agreement whereby the Company was to provide the customer with an incremental 2,048 H100 GPUs. The contract represents approximately $15 million of annualized revenue and features a two-month prepayment from the customer.

On January 6, 2025, the Company entered into a Master Services Agreement (“MSA”) with a minimum purchase commitment of 32 GPUs, along with an associated purchase order, from a new customer. The purchase order provides for services utilizing a total of 32 H200 GPUs over a minimum of six (6) month period, representing total revenue of approximately $300,000 for the term. The deployment commenced and revenue generation began on January 8, 2025, using the Company’s existing inventory of H200 GPUs.

In January 2025, the Company entered into a Master Services Agreement (“MSA”), along with two associated purchase orders, from a new customer. The purchase orders provide for services utilizing a total of 24 H200 GPUs over a minimum of twelve (12) month period, representing total revenue of approximately $450,000 for the term. The deployment commenced and revenue generation began on January 27, 2025, using the Company’s existing inventory of H200 GPUs.

On January 30, 2025, the Company entered into a Master Services Agreement (“MSA”) with a minimum purchase commitment of 40 GPUs, along with an associated purchase order, from a new customer. The purchase orders provide for services utilizing a total of 40 H200 GPUs over a minimum of twelve (12) month period, representing total revenue of approximately $750,000 for the term. The deployment commenced and revenue generation began on January 24, 2025, using the Company’s existing inventory of H200 GPUs.

In February 2025, we entered into two hosting services agreements with A.R.T. Digital Holdings Corp (“KaboomRacks”) for a term of nine (9) months and a term of three (3) years automatically renewing on an annual basis unless terminated by either party. Pursuant to the terms of the agreement, KaboomRacks provides maintenance and operation services to Bit Digital to support 19 total MW of capacity. KaboomRacks shall also be entitled to between 19.75% to 40% of the net profit generated by the miners. Deployment is expected to begin in the first quarter of 2025.

Subsequent to December 31, 2024, the Company sold 2,829,984 shares of common stock for aggregate proceeds of approximately $9.7 million pursuant to the at-the-market offering agreement with H.C. Wainwright & Co., LLC. The Company received net proceeds of $9.4 million, net of offering costs.

Forward Looking Statements

The discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included elsewhere in this report. Except for the statements of historical fact, this report contains “forward-looking information” and “forward-looking statements reflecting our current expectations that involve risks and uncertainties (collectively, “forward-looking information”) that is based on expectations, estimates and projections as at the date of this report. Actual results and the timing of events in this report includes information about hash rate expansion, diversification of operations, potential further improvements to profitability and efficiency across mining operations, potential for the Company’s long-term growth, and the business goals and objectives of the Company. Factors that could cause actual results, performance or achievements to differ materially from those discussed in our such forward-looking statements as a result of many factors, including, but not limited to: our ability to integrate the operations of Enovum into our HPC Services business segment; our ability to purchase GPUs on a timely basis to service our initial HPC customers; supply chain disruptions may have a material adverse effect on the Company’s performance; the ability to establish new facilities for bitcoin mining in North America and elsewhere; a decrease in cryptocurrency migrating and then operating its assets; a decrease in cryptocurrency pricing; volume of transaction activity or generally, the profitability of cryptocurrency mining; further improvements to profitability and efficiency may not be realized; the digital currency market; the Company’s ability to successfully mine digital currency on the cloud; the Company may not be able to profitably liquidate its current digital currency inventory, or at all; a decline in digital currency prices may have a significant negative impact on the Company’s operations; the volatility of digital currency prices; issues in the development and use of AI; regulations that target AI, and governmental regulations and other legal obligations and other legal obligations related to data privacy, data protection and information security, and other related risks as more fully set forth under “Risk Factors” and elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2024 and other documents disclosed under the Company’s filings at www.sec.gov.

Notwithstanding the fact that Bit Digital Inc. has not conducted operations in the PRC since September 30, 2021 we have disclosed under Risk Factors in our Annual Report on Form 10-K for the year ended December 31,2024: “We may be subject to fines and penalties for any noncompliance with or any liabilities in our former business in China in a certain period from now on.” Although the statute of limitations for non-compliance by our former business in the PRC is generally two years and the Company has been out of the PRC, for more than two years, the authority may still find its prior bitcoin mining operations involved a threat to financial security. In such event, the two-year period would be extended to five years.

The forward-looking information in this report reflects the current expectations, assumptions and/or beliefs of the Company based on information currently available to the Company. In connection with the forward-looking information contained in this report, the Company has made assumptions about: the current profitability in mining cryptocurrency (including pricing and volume of current transaction activity); profitable use of the Company’s assets going forward; the Company’s ability to profitably liquidate its digital currency inventory as required; historical prices of digital currencies and the ability of the Company to mine digital currencies on the cloud will be consistent with historical prices; and there will be no regulation or law that will prevent the Company from operating its business. The Company has also assumed that no significant events occur outside of the Company’s normal course of business. Although the Company believes that the assumptions inherent in the forward-looking information are reasonable, forward-looking information is not a guarantee of future performance and accordingly undue reliance should not be put on such information due to the inherent uncertainty therein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(c) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report, as required by Rule 13a-15(b) under the Exchange Act.

Based upon that evaluation, our management has concluded that, as of December 31, 2024, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports that we file and furnish under the Exchange Act was recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

The Company’s internal control over financials reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the degree of compliance with policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024. The assessment was based on criteria established in the framework Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2024.

As discussed in Note 4 to our consolidated financial statements, we acquired Enovum Data Centers Corp, (“Enovum”) on October 11, 2024. As permitted by guidelines established by the SEC for newly acquired business, we excluded Enovum Data from our assessment of internal control over financial reporting for the year ended December 31, 2024 . The total assets and total revenues of Enovum represent 15% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024.

Our independent registered public accounting firm, Audit Alliance LLP, has issued an audit report on management’s assessment of internal control over financial reporting as of December 31, 2024. The report of Audit Alliance LLP is included below under the heading “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting”.

(c) Changes in Internal Control over Financial Reporting

In October 2024, we acquired 100% of the equity interests of Enovum. The Company has not yet completed an assessment of the design and/or operating effectiveness of Enovum’s internal control over financial reporting. As part of our ongoing integration activities, we are incorporating our controls and procedures into these recently acquired businesses.

Other than those changes made in connection with the acquisitions of Enovum, there have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the shareholders and board of directors of Bit Digital, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Bit Digital, Inc. and its subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control —Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of December 31, 2024 and 2023 and for each of the three years in the period ended December 31, 2024, of the Company and our report dated March 14, 2025 expressed an unqualified opinion thereon.

Basis of Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Audit Alliance LLP

Singapore,

March 14, 2025

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our current directors and officers are listed below. Each of our directors will serve for one year or until their respective successors are elected and qualified. Our officers serve at the pleasure of the Board.

Name	Age	Position
Zhaohui Deng (1)(2)(3)	56	Chairman of the Board of Directors
Sam Tabar	53	Chief Executive Officer
Erke Huang	37	Chief Financial Officer and Director
Ichi Shih (1)(2)(3)	55	Independent Director
Jiashu (Bill) Xiong	34	Director
Brock Pierce (1)(2)(3)	44	Independent Director

(1)	Member of the Compensation Committee with Zhaohui Deng as Chairman.

(2)	Member of the Nominating and Corporate Governance Committee with Zhaohui Deng as Chairman.

(3)	Member of the Audit Committee with Ichi Shih as Chairwoman and Audit Committee Financial Expert.

The following pages set forth the names of directors, their respective principal occupations, positions with the Company, and brief employment history of the past five years, including the names of other publicly held companies of which each serves or has served as a director during the past five years:

Zhaohui Deng

Mr. Deng was elected to serve as a director of the Company at the September 4, 2020 Annual General Meeting and was elected Chairman of the Board on January 19, 2021. He was born in January 1969. From 1995 to 2010, he worked as the board secretary and Vice President of Hunan Jinguo Industrial Co., Ltd. From 2011 until now, he has been working as a private investor and serves as private counsel for several listed companies in the PRC. He holds a bachelor’s degree in Accounting from Hengyang Industrial College China.

Sam Tabar

Mr. Sam Tabar served as Chief Strategy Officer from March 31, 2021 to March 31, 2023 when he was appointed Chief Executive Officer of Bit Digital. Mr. Tabar was an independent contractor for Centerboard Securities LLC, as a FINRA registered representative, from January 2020 until his resignation on March 31, 2023. Prior thereto, Mr. Tabar served as the Co-Founder and Chief Strategy Officer of Fluidity from April 2017 to June 2020. Prior to this, he served as a Partner to FullCycle Fund from December 2015 to April 2017. Prior to this, he served as Director and Head of Capital Strategy (Asia Pacific Region) for Bank of America Merrill Lynch from February 2010 to April 2011. Prior to this, he was Co-Head of Marketing at Sparx Group from January 2004 to 2010. Prior to this, he was an associate at Skadden, Arps, Meagher, Flom LLP & Affiliates from September 2001 to January 2004. Mr. Tabar received his Bachelor of Arts from Oxford University in 2000 and received his Master of Law (LL.M.) from Columbia University School of Law in 2001. He was associate editor of the Columbia Law Business Law Journal in 2000, and is a current member of the New York State Bar Association.

Erke Huang

Mr. Huang has served as Chief Financial Officer and as a Director of the Company since October 18, 2019, and as Interim Chief Executive Officer from February 2, 2021 until March 31, 2021. Prior thereto, Mr. Huang served as the Co-Founder and Advisor of Long Soar Technology Limited from August 2019 to October 2020 and as the Founder/CEO of Bitotem Investment Management Limited from May 2018. From June 2016 to May 2018, Mr. Huang served as the Investment Manager of Guojin Capital. From August 2015 to May 2016, Mr. Huang served as an Analyst for Zhengshi Capital. Mr. Huang served as a Program Officer of Southwest Jiaotong University from February 2015 to August 2015. From March 2013 to November 2014, Mr. Huang served as the Engineering Analyst Team Leader of Crowncastle International. Mr. Huang received his bachelor’s degree in Environmental Engineering from Southwest Jiaotong University in 2011, and received his master’s degree in Civil & Environmental Engineering from Carnegie Mellon University in 2012.

Ichi Shih

Ms. Ichi Shih was elected to serve as a director of the Company at the September 4, 2020 Annual General Meeting. She has over 15 years of experience building and advising corporations through internal financial management, M&A transactions, and capital market transaction across several global regions. From 1995 to 1998, Ms. Ichi Shih worked as an Equity Lending Assistant of Societe Générale in New York. From 1998 to 2000, She worked as Financial Analyst of Goldman Sachs & Co. in New York. From 2003 to 2007, she worked as Senior Associate of Westminster Securities in New York. From 2007 to 2009, she worked as Vice President of Brean Murray in New York. From 2009 to 2011, she worked as CFO of China Valves Technologies in both Hongkong and U.S. From 2012 to 2014, she worked as Senior Vice President of Glory Sky Group in Hong Kong. In 2015, she worked as Listing Advisor of Nasdaq Dubai in Dubai and Shanghai. From 2016 to 2017, she worked as CFO of Cubetech Global Asset in Beijing. From 2017 to 2018, she worked as CFO of ProMed Clinical Research Organization Inc. in Beijing. From 2018 until now, she has worked as a Partner of Cathay Securities Inc. in Beijing and New York. Ms. Ichi Shih received her Bachelor’s degree in Accounting and International Business from Stern School of Business at New York University in 1995 and Master’s degree in International Finance and Business from School of International and Public Affairs at Columbia University in 2002. Ms. Ichi Shih holds a CPA Certificate from American Institute of Certified Public Accountants.

Jiashu (Bill) Xiong

On October 13, 2023, the Board of Directors elected Jiashu (Bill) Xiong (“Xiong”) to the Board of Directors. He replaced his father, Yan Xiong, who resigned on that day for personal reasons. Mr. Xiong is IT Director of Bit Digital Canada, Inc. There were no disagreements with Yan Xiong. Xiong has been actively developing open-source projects and startups since 2007. He had previously served as the IT Manager for the Agricultural Bank of China’s Canada from February 2017 to March 2023. He also served as an advisor to numerous software-as-a-service projects and startups. Xiong received a bachelor’s degree in Computer Science and Software Engineering from the University of Victoria.

Brock Pierce

Mr. Brock Pierce has been serving as a director of the Company since October 31, 2021. He is an entrepreneur, artist, venture capitalist, and philanthropist with an extensive track record of founding, advising and investing in disruptive business. He is credited with pioneering the market for digital assets and has raised more than $5B for companies he has founded. Pierce is Chairman of Bitcoin Foundation and the co-founder of EOS Alliance, Block.One, Blockchain Capital, Tether, and Mastercoin. Pierce is a director of SRAX, Inc. (OTC: SRAX). He has been involved in bitcoin mining since its genesis days, acquiring a significant portion of the first batch of Avalons and ran KNC’s China operation, one of the world’s first large scale mining operations. He was also a seed investor in BitFury through Blockchain Capital. He also established the largest Bitcoin mining operation in Washington State in the industry’s early days. Pierce has lectured at some of the nation’s most prestigious institutions, the Milken Institute Global Conference, International World Congress, and has been featured by the New York Times, Wall Street Journal and Fortune. Pierce was on the first-ever Forbes List for the “Richest People in Cryptocurrency” and was an Independent Party candidate for President of the United States in 2020.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Legal Proceedings

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last ten years in any of the following:

●	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

●	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses).

●	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

●	Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

●	Having any government agency, administrative agency, or administrative court impose an administrative finding, order, decree, or sanction against them as a result of their involvement in any type of business, securities, or banking activity.

●	Being the subject of a pending administrative proceeding related to their involvement in any type of business, securities, or banking activity.

●	Having any administrative proceeding been threatened against you related to their involvement in any type of business, securities, or banking activity.

Board Committees

Currently, three committees have been established under the board: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. Each of the committees of the Board has the composition and responsibilities described below.

The Audit Committee is responsible for overseeing the accounting and financial reporting processes of our company and audits of the financial statements of our company, including the appointment, compensation and oversight of the work of our independent auditors. The Compensation Committee reviews and makes recommendations to the board regarding our compensation policies for our officers and all forms of compensation, and also administers our incentive compensation plans and equity-based plans (but our board retains the authority to interpret those plans). The Nominating Committee is responsible for the assessment of the performance of the board, considering and making recommendations to the board with respect to the nominations or elections of directors and other governance issues. The Nominating Committee considers diversity of opinion and experience when nominating directors.

Audit Committee

The Audit Committee is responsible for, among other matters:

●	appointing, compensating, retaining, evaluating, terminating, and overseeing our independent registered public accounting firm;

●	discussing with our independent registered public accounting firm the independence of its members from its management;

●	reviewing with our independent registered public accounting firm the scope and results of their audit;

●	approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm;

●	overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that we file with the SEC;

●	reviewing and monitoring our accounting principles, accounting policies, financial and accounting controls, and compliance with legal and regulatory requirements;

●	coordinating the oversight by our board of directors of our code of business conduct and our disclosure controls and procedures

●	establishing procedures for the confidential and/or anonymous submission of concerns regarding accounting, internal controls or auditing matters; and

●	reviewing and approving related-party transactions.

Our Audit Committee is comprised of Ms. Ichi Shih, serving as Chair of the Audit Committee and includes, as members, Brock Pierce, and Zhaohui Deng. Our board has affirmatively determined that each of the members of the Audit Committee meets the definition of “independent director” for purposes of serving on an Audit Committee under Rule 10A-3 of the Exchange Act and Nasdaq rules. In addition, our board has determined that Ms. Ichi Shih qualifies as an “audit committee financial expert” as such term is currently defined in Item 407(d)(5) of Regulation S-K and meets the financial sophistication requirements of the NYSE American rules.

Compensation Committee

The Compensation Committee is responsible for, among other matters:

●	reviewing and approving, or recommending to the board of directors to approve the compensation of our CEO and other executive officers and directors;

●	reviewing key employee compensation goals, policies, plans and programs;

●	administering incentive and equity-based compensation;

●	reviewing and approving employment agreements and other similar arrangements between us and our executive officers; and

●	appointing and overseeing any compensation consultants or advisors.

Our Compensation Committee is comprised of Zhaohui Deng, Ichi Shih and Brock Pierce, with Mr. Deng serving as chair of the Compensation Committee.

Nominating and Corporate Governance Committee

The Nominating Committee is responsible for, among other matters:

●	selecting or recommending for selection candidates for directorships;

●	evaluating the independence of directors and director nominees;

●	reviewing and making recommendations regarding the structure and composition of our board and the board committees;

●	developing and recommending to the board corporate governance principles and practices;

●	reviewing and monitoring the Company’s Code of Business Conduct and Ethics; and

●	overseeing the evaluation of the Company’s management.

Our Nominating Committee is comprised of Zhaohui Deng, Ichi Shih and Brock Pierce, with Zhaohui Deng serving as chair of the Nominating Committee.

The Nominating and Corporate Governance Committee will consider director candidates recommended by shareholders. Shareholders who wish to recommend to the Nominating and Corporate Governance Committee a candidate for election to the Board should send their letters to Erke Huang, erkeh@bit-digital.com. The corporate secretary will promptly forward all such letters to the members of the Nominating Committee.

Director Independence

Our Board has reviewed the independence of our directors, applying the Nasdaq independence standards. Based on this review, the Board determined that each Zhaohui Deng, Ichi Shih and Brock Pierce are “independent” within the meaning of Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules. In making this determination, our Board considered the relationships that each of these non-employee directors has with us and all other facts and circumstances our board deemed relevant in determining their independence.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. The Company was a foreign private issuer in 2024 and became a domestic issuer beginning January 1, 2025, therefore it didn’t have an obligation to comply with Section 16(a) during the year ended December 31, 2024. The Company intends to comply with Section 16(a) for the year ending December 31, 2025.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business. A copy of our Code of Ethics has previously been filed as an exhibit with the SEC.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal year ended December 31, 2024 and 2023.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Cash Bonus	Stock Awards		Stock Based Comp (7)	Non-Equity Incentive Plan Comp	Paid Deferred Comp Earnings	All Other Comp	Total
Bryan Bullett, previously CEO(1)	2024	$312,000	-	150,000	(4)	$505,500				$817,500
	2023	$1,125,000	-	-		-				$1,125,000
Erke Huang, CFO and Director(2)	2024	$597,963	$1,100,000	1,045,000	(5)	$3,523,650				$5,221,613
	2023	$499,459	$200,000	750,000	(5)	$2,837,000				$3,536,459
Sam Tabar,CEO and previously CSO(3)	2024	$500,000	$1,100,000	945,000	(6)	$3,222,650				$4,822,650
	2023	$500,000	-	300,000	(6)	$1,239,500				$1,739,500

(1)	Mr. Bullett served as Chief Executive Office from March 31, 2021 to March 31, 2023. Compensation for 2024 was paid under his agreement as a Consultant.

(2)	Mr. Huang has served as CFO since October 18, 2019 and as Interim CEO from February 2, 2021 until March 31, 2021. On March 31, 2023, with a change in senior management, Mr. Huang’s salary increased to $600,000 per annum, pursuant to an amendment to his employment agreement with the Company, as summarized below under “Employment Agreements.”

(3)	Mr. Tabar served as CSO from March 31, 2021 to March 31, 2023. On March 31, 2023, Mr. Tabar began to serve as Chief Executive Officer of the Company.

(4)	In 2024, Mr. Bullet was awarded 150,000 restricted share units (RSUs) pursuant to his consulting arrangement.

(5)	In 2024, Mr. Huang was awarded 1,045,000 restricted share units (RSUs) pursuant to his compensation arrangement. In 2023, Mr. Huang was awarded 750,000 RSUs pursuant to his compensation arrangement. 300,000 RSUs awarded to Mr. Huang were granted under Bit Digital’s 2021 Second Omnibus Equity Incentive Plan and 450,000 RSUs awarded to Mr. Huang were granted under Bit Digital’s 2023 Omnibus Equity Incentive Plan.

(6)	In 2024, Mr. Tabar was awarded 945,000 RSUs pursuant to his compensation arrangement. In 2023, Mr. Tabar was awarded 300,000 RSUs pursuant to his compensation arrangement with Bit Digital. The RSUs awarded to Mr. Tabar were granted under Bit Digital’s 2021 Second Omnibus Equity Incentive Plan..

(7)	The “Stock Based Comp” column represents the aggregate grant date fair value for RSUs granted under the Company’s 2021 Second Omnibus Equity Incentive Plan and 2023 Omnibus Equity Incentive Plan during fiscal year 2024 and 2023, computed in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 718 (“ASC 718”). See Note 2 to our consolidated financial statements for details on the assumptions used to determine the grant date fair value of the restricted stock units. As of December 31, 2024, fair value of the vested and issued RSUs, based on the closing price on the vesting date, for Messrs. Huang, Tabar and Bullett was $3,523,650, $3,222,650 and 505,500, respectively. As of December 31,2023, fair value of the vested and issued RSUs, based on the closing price on the vesting date, for Messrs. Huang and Tabar is $2,837,000 and $1,239,500, respectively.

Narrative Disclosure to the Summary Compensation Table

There are no arrangements or plans in which we provide pension, retirement or similar benefits for executive officers.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2024.

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options		Option Exercise	Option Expiration	No. of Shares or Units of Stock that Have Not	Market Value of Shares or Units of Stock that Have Not	Equity Incentive Plan Awards: No. of Unearned Shares, Units or Other Rights That Have Not
Name	Exercisable	Un-exercisable	Price ($)	Date	Vested	Vested ($)	Vested
none

Employment Agreements

Erke Huang

On October 28, 2022, the Company and Erke Huang entered into an employment agreement pursuant to which the Company paid Mr. Huang $60,000 per annum as Chief Financial Officer of the Company. In connection with a change in senior management of the Company, Mr. Huang’s base salary was increased to $600,000, with such compensation commencing on March 10, 2023. The agreement is for a term of two (2) years and will renew automatically for one-year terms when not terminated by either party. Mr. Huang is eligible for bonuses as determined by the Board and eligible to participate in equity incentive plans of the Company. The Company shall also reimburse Mr. Huang for reasonable and approved expenses incurred by him in connection with the performance of his duties under his employment agreement. Mr. Huang is subject to a one-year non-competition and non-solicitation covenant from the date of termination of employment for any reason. The Company and Mr. Huang also entered into a director agreement on October 28, 2022, pursuant to which the Company agreed to pay Mr. Huang one thousand (US$1,000) dollars per quarter for serving on the Board. The Company shall also reimburse Mr. Huang for reasonable and approved expenses incurred by him in connection with the performance of his duties under his director agreement. Under the director agreement, Mr. Huang is subject to a one-year non-competition covenant and a three-year non-solicitation covenant. Mr. Huang has no family relationship with any of the executive officers of the Company.

Sam Tabar

Mr. Tabar has been employed under a two-year Employment Agreement, effective March 31, 2021, on substantially the same terms as the Employment Agreement described above for Mr. Bullett. He too was compensated at a base salary of $125,000 per annum during 2021. Pursuant to an amendment dated January 1, 2022, Mr. Tabar’s base salary was increased to $500,000 commencing January 1, 2022 through the end of the two-year term. He was awarded 120,765 RSUs under his Employment Agreement pursuant to the terms and conditions of the 2021 Omnibus Equity Incentive Plan.

Pursuant to a second amendment to the Employment Agreement dated March 31, 2023, the Company extended the term of the Employment Agreement for an additional two years with Mr. Tabar assuming the role of Chief Executive Officer. Mr. Tabar’s salary remains $500,000 and his equity award compensation remains as pursuant to his original employment agreement and the 2021 Omnibus Equity Incentive Plan. The second amendment also provided that the Employment Agreement will not be terminated by the Company at any time prior to the end of the Initial two -year Term except for Cause (as defined). In the event that Mr. Tabar’s employment is terminated by the Company without Cause commencing two (2) years from the date of the Amendment, or at any time by Mr. Tabar for Good Reason, or as a result of expiration of the Employment Period by reason of the Company’s issuance of a Non-Renewal Notice, the Company shall pay and/or provide Mr. Tabar with a single lump sum cash amount on the next regularly scheduled payroll date following Executive’s date of termination, in an amount equal to the number of years employed by the Company (or fraction thereof) plus two (2) multiplied by one (1) month of Base Salary with a minimum of six (6) months Base Salary at all times during the Employment Period.

Mr. Tabar has agreed to hold, both during and after the termination or expiry of his employment agreement, in strict confidence and not to use, except as required in the performance of his duties in connection with the employment or pursuant to applicable law, any of our confidential information or trade secrets, any confidential information or trade secrets of our clients or prospective clients, or the confidential or proprietary information of any third party received by us and for which we have confidential obligations. Mr. Tabar has also agreed to assign all right, title and interest (including but not limited to patents and trademarks) in all inventions and designs which he conceives, develops or reduces to practice during his employment with the Company and two (2) years thereafter.

In addition, Mr. Tabar has agreed to be bound by non-competition and non-solicitation restrictions during the term of his employment. Specifically, Mr. Tabar has agreed not to (i) approach our suppliers, clients, customers or contacts or other persons or entities introduced to him in his capacity as a representative of the Company for the purpose of doing business with such persons or entities that will harm the Company’s business relationships with these persons or entities; or (ii) seek directly or indirectly, to solicit the services of any of the Company’s employees who is employed by the Company on or after the date of his termination, or in the year preceding such termination, without our express consent.

Bryan Bullett

Mr. Bullett was employed under a two-year Employment Agreement effective March 31, 2021 until March 31, 2023. He was compensated at the rate of $125,000 per annum during 2021. Pursuant to an amendment dated January 1, 2022, Mr. Bullett’s base salary was increased to $500,000 commencing January 1, 2022 through the end of the two-year term. He has been eligible for a discretionary yearly cash bonus based on targets and performance criteria to be established by the Board. Mr. Bullett was awarded 120,765 restricted stock units (“RSUs”) under his Employment Agreement. The RSUs were awarded under the 2021 Omnibus Equity Incentive Plan approved by the Company’s shareholders at its April 2021 Annual General Meeting.

Pursuant to a Confidential Negotiated Separation Agreement and General Release dated March 13, 2023, Mr. Bullett resigned his employment with the Company as Chief Executive Officer effective March 31, 2023. The Company paid Mr. Bullett a lump sum of $1,000,000 of severance pay under his Employment Agreement. All of the outstanding RSUs had already vested. Under the agreement the Company released Mr. Bullett from any and all express or implied lock-ups or restrictions on trading Company securities and to the extent Mr. Bullett is considered an insider at any time following the effective date of the Agreement and General Release, the Company will provide him with an open trading window at least once per quarter.

Additionally, on March 13, 2023, with effectiveness on March 31, 2023, and as amended on October 4, 2024, the Company entered into an Advisory Agreement with a pass through entity wholly owned and controlled by Mr. Bullett. Through the entity, Mr. Bullett serves the role of Senior Advisor to the Company and provides certain advisory services to the Company, such as global expansion, business development, product, technology, ecosystem development, strategic partnerships advice and strategic introductions. The Advisory Agreement, as amended, provides for Mr. Bullett to be engaged for a 12 month period ending on October 4, 2025. He received an additional advisory fee of 150,000 RSUs, vested immediately.

Director Compensation

The Company and its independent directors, Ms. Ichi Shih and Zhaohui Deng, entered into director agreements pursuant to which the Company agreed to pay each director one thousand ($1,000) dollars per quarter for serving on the Board for a one-year period, subject to a one-year renewal. In 2021, the Board also authorized one-time 10,000 RSUs award with immediate vesting to Ms. Ichi for her services pursuant to the Company’s 2021 Omnibus Equity Incentive Plan. In October 2022, 30,000 RSUs were awarded under the Second 2021 Omnibus Equity Incentive Plan with immediate vesting for her services as Chairman of the Audit Committee during 2022. In December 2023, 30,000 RSUs were awarded under the Second 2021 Omnibus Equity Incentive Plan with immediate vesting for her services as Chairman of the Audit Committee during 2023. Pursuant to Ms. Ichi’s Director Agreement dated December 8, 2023, a payment of $20,000 was made in November 2024, along with a grant of 30,000 RSUs under the 2023 Omnibus Equity Incentive Plan, which vested immediately, for her services as Chairwoman of the Audit Committee during 2024. The Company shall also reimburse each director for reasonable and approved expenses incurred by him or her in connection with the performance of their duties under the director agreements.

As an independent director, Mr. Pierce, through an entity for which he serves on the Company’s Board, was awarded 20,000 RSUs with immediate vesting pursuant to the Company’s 2021 Omnibus Equity Incentive Plan. He will be provided with additional compensation for any renewal of at least the initial 20,000 RSUs award. He is eligible for additional compensation, from time to time, at the discretion of the Board. His term was one year and was initially renewed for a one-year renewal year re-election by a majority of the shareholders of the Company at the July 29, 2022 Annual General Meeting and has subsequently been renewed at the October 2, 2024 Annual General Meeting.  In March 2024, 40,000 RSUs were awarded under the 2023 Omnibus Equity Incentive Plan with immediate vesting. In January 2025, 20,000 RSUs were awarded under the 2023 Omnibus Equity Incentive Plan with immediate vesting

As recommended by the Company’s Nominating and Corporate Governance Committee, the Company entered into a Director Agreement with Jiashu (Bill) Xiong (“Xiong”), pursuant to which Xiong was elected as a member of the Company’s Board of Directors, effective October 13, 2023. Mr. Xiong is receiving cash compensation for his services on the Board equal to $4,000 a year paid on a quarterly basis. Xiong is also receiving an annual salary of $68,000 from Bit Digital Canada, Inc., as the Company’s IT Director. While Xiong is a member of the Board and for a twelve-month period following termination of the Director Agreement, he cannot have any connections with any business or venture that competes, directly or indirectly, with the Company. For a period of three (3) years from termination of the Director Agreement, Xiong is prohibited from interfering with the Company’s relationship with or seek to have any employee or customer of the Company leave the Company.

There have been no transactions in the past two years to which the Company or any of its subsidiaries was or is to be a party, in which each independent director had, or will have, a direct or indirect material interest.

Omnibus Equity Incentive Plans

Share-based compensation such as restricted stock units (“RSUs”), incentive and non-statutory stock options, restricted shares, share appreciation rights and share payments may be granted to any directors, employees and consultants of the Company or affiliated companies under 2021 Omnibus Equity Incentive Plan (“2021 Plan”), 2021 Second Omnibus Equity Incentive Plan (“2021 Second Plan”) and 2023 Omnibus Equity Incentive Plan (“2023 Plan”). An aggregate of 2,415,293 RSUs were granted under the 2021 Plan and no ordinary shares remain reserved for issuance under the 2021 Plan. There are 5,000,000 ordinary shares reserved for issuance under the Company’s 2021 Second Plan, under which 4,211,372 RSUs and 395,000 share options have been granted as of December 31, 2024. There are 5,000,000 ordinary shares reserved for issuance under the Company’s 2023 Plan, under which 4,732,718 RSUs have been granted as of December 31, 2024.

Clawback Policy

On November 30, 2023, the Board of Directors adopted a clawback policy which provides for the recovery of certain executive compensation in the event of an accounting restatement resulting from material non-compliance with financial reporting requirements under the federal securities laws. Since the adoption of this policy, there have been no accounting restatements, nor is there any compensation to be recovered.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of ordinary shares of our common stock as of March 7, 2025, for each of the following persons, after giving effect to the transaction under the Exchange Agreement:

●	all such directors and executive officers as a group; and

●	each person who is known by us to own beneficially five percent or more of our common stock prior to the change of control transaction.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder’s name. The percentage of class beneficially owned set forth below is based on 182,435,019 ordinary shares of common stock issued and outstanding on March 7, 2025. We calculated beneficial ownership according to Rule 13d-3 of the Securities Exchange Act of 1934, as amended as of that date (the “Exchange Act”). Ordinary Shares of our Common Stock issuable upon exercise of options or warrants or conversion of Notes that are exercisable or convertible within 60 days of March 7, 2025 are included as beneficially owned by the holder, but not deemed outstanding for computing the percentage of any other Stockholder for Percentage of Common Stock Beneficially Owned immediately. Beneficial ownership generally includes voting and dispositive power with respect to securities. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole dispositive power with respect to all shares beneficially owned.

	Ordinary Shares Beneficially Owned(2)
Name of Beneficial Owners(1)	Number		Voting Securities %
Directors and Officers:
Erke Huang	2,095,000	(3)(4)	7.2	%(3)(4)
Zhaohui Deng	700,000	(3)	15.1	%(3)
Bill Xiong	-		-
Ichi Shih	30,000	(5)	*
Brock Pierce	80,000	(6)	*
Sam Tabar	1,358,089	(7)(8)	*
All directors and officers as a group (six individuals)	4,263,089		22.9%

5% shareholders:
BlackRock, Inc.(8)				%
50 Hudson Yards New York, New York 10001	9,723,977		5.3

*	Less than 1% of issued and outstanding shares.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Bit Digital, Inc., 31 Hudson Yards, Floor 11, New York, New York 10001.

(2)	Applicable percentage of voting securities prior to the date of this report is based on 182,435,019 Ordinary Shares outstanding and 1,000,000 Preference Shares, each with fifty (50) votes, or an aggregate of 50,000,000 voting securities as of March 7, 2025, together with securities exercisable or convertible into Ordinary Shares within sixty (60) days as of such date for each shareholder.

(3)	Erke Huang (through Even Green Holdings Limited) and Zhaohui Deng are the beneficial owners of 300,000 and 700,000 Ordinary Shares, respectively, issuable upon the conversion of 1,000,000 Preference Shares owned by Geney Development Limited (“GDL”), a BVI entity, located at 4th Floor Waters Edge Building, Meridian Plaza, Road Town, Tortola VG1110, British Virgin Islands. The Company’s Amended and Restated Articles of Association (the “AOA”), filed in the Cayman Islands on or about April 30, 2021, provides that (i) all Preference Shares are convertible into Ordinary Shares on a one-for-one basis and (ii) for all Company matters requiring the vote of Members by a poll or by proxy, each Preference Share shall carry the equivalent number of votes as 50 Ordinary Shares, or an aggregate of 50,000,000 votes, which are equal to approximately 27.4% of the 182,435,019 issued and outstanding shares as of March 7, 2025 or approximately 21.5% of the Voting Securities, including the Preference Shares.

(4)	Includes a total of 1,795,000 Ordinary Shares issued under restricted stock units (“RSUs”) granted in 2025, 2024 and 2023 pursuant to his employment agreement.

(5)	Represents 30,000 Ordinary Shares issued under RSUs granted and vested in November 2024.

(6)	Represents 80,000 Ordinary Shares issued under RSUs granted and vested pursuant to the Director Agreement under which Mr. Pierce is serving.

(7)

These shares include 175,765 fully vested shares issued to Mr. Tabar upon the exchange of RSUs granted under his previous consulting agreement and his employment agreement for his former CSO role. Since assuming the CEO position on March 31, 2023, 1,245,000 shares issued to Mr. Tabar have been fully vested upon grant pursuant to his employment agreements.

(8)	As disclosed in Schedule 13G filed by BlackRock Inc. on November 8, 2024, various persons have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of the ordinary shares of Bit Digital, Inc. No one person’s interest in the common stock of Bit Digital, Inc. is more than five percent of the total outstanding ordinary shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence

See “Executive Compensation” for information concerning employment agreements entered into with each of the Company’s executive officers: Bryan Bullet, our former Chief Executive Officer, Erke Huang, Chief Financial Officer, and Sam Tabar, current Chief executive Officer and former Chief Strategy Officer.

WhiteFiber AI’s subsidiary, WhiteFiber Iceland ehf, appointed Daniel Jonsson as its part-time Chief Executive Officer starting November 7, 2023, for a six-month term with a three-month probation. After the initial term, the employment shall be automatically renewed for successive period(s) of 6 months each, unless agreed otherwise by both parties in writing or unless terminated earlier. His compensation includes a monthly salary of $8,334, a $6,440 signing bonus, and eligibility for performance-based RSUs. Concurrently, Daniel is part of the management team at GreenBlocks ehf which not only provides bitcoin mining hosting services but also benefits from a facility loan agreement extended by Bit Digital USA Inc., an affiliate of Bit Digital Iceland ehf. Additionally, Bit Digital Iceland ehf has contracted GreenBlocks ehf for consulting services pertaining to our specialized cloud infrastructure services in Iceland. As of December 31, 2023, the Company owed $21,592 to Daniel for salary and bonus, and $160,000 to GreenBlocks ehf for services rendered. By the end of the first quarter of 2024, we had settled these outstanding amounts with both Daniel Jonsson and GreenBlocks ehf.

On May 26, 2021, the Company entered into a Share Exchange Agreement (the “SEA”) with Geney Development Limited (“Geney”), a corporation formed under the laws of the British Virgin Islands. Geney is owned seventy (70%) percent by Zhaohui Deng, Chairman of the Board of the Company, and thirty (30%) percent beneficially owned by Erke Huang, through his ownership of EverGreen Holdings Limited, the Company’s Chief Financial Officer and a director of the Company. Under the SEA, Geney exchanged 1,000,000 Ordinary Shares for 1,000,000 Preference Shares. Each Preference Share provides for: (i) an eight (8%) percent annual dividend when declared by the Board; (ii) a liquidation preference of $10 per share (an aggregate of $10 million) senior to Ordinary Shares; (iii) converts on a one-for-one basis, subject to a 4.99% blocker; and (iv) fifty (50) votes per Preference Share in order for management to carry out its intended business plan. The Company paid dividends of $800,000 to Geney on February 7, 2023, December 8, 2023 and December 20, 2024 for the fiscal years ending December 31, 2022,2023 and 2024, respectively, pursuant to its 1,000,000 Preferred Shares.

Item 14. Principal Accountant Fees and Services

The following table sets forth the aggregate fees by categories specified below in connection with certain professional services rendered by our principal external auditors, for the periods indicated.

	Year Ended December 31, 2023	Year Ended December 31, 2024

Audit fees(1)	$162,670	$304,300
Audit related fees(2)	13,003	$100,560
Tax fees(3)	-
All other fees(4)	-
Total	$175,673	$404,860

The policy of our audit committee and our board of directors is to pre-approve all audit and non-audit services provided by our principal auditors, including audit services, audit related services, and other services as described above, other than those for de minimis services, which are approved by the audit committee or our board of directors.

As defined by the SEC, (i) “audit fees” are fees for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-K, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years; (ii) “audit-related fees” are fees for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “audit fees;” (iii) “tax fees” are fees for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning; and (iv) “all other fees” are fees for products and services provided by our principal accountant, other than the services reported under “audit fees,” “audit-related fees,” and “tax fees.”

As the Company has a formal audit committee, the services described above were approved by the audit committee under the de minimus exception provided by Rule 2-01(c)(7)(i)(C) under Regulation S-X. Further, as the Company has a formal audit committee, the Company has audit committee pre-approval policies and procedures.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit No.	Description
3(i)	Certificate of Incorporation, as amended(5)
3(ii)	Amended and Restated Memorandum of Association(12)
3(iii)	Amended and Restated Articles of Association(15)
3(iv)	Director’s Certificate dated April 20, 2021 Creating Preference Shares(3)
4	Rights of Ordinary Shareholders(16)
10.1	Share Exchange Agreement by and between the Company and Geney Development(6)
10.2	Form of Warrant under Securities Purchase Agreement dated as of September 29, 2021(17)
10.3	Form of Registration Rights Agreement dated September 29, 2021(17)
10.4	Form of Securities Purchase Agreement dated September 29, 2021(17)
10.5	Employment Agreement dated as of October 28, 2022 by and between the Registrant and Erke Huang as amended on March 10, 2023(14)
10.6	Director Agreement dated as of October 28, 2022 by and between the Registrant and Erke Huang(14)
10.7	Independent Director Agreement dated as of December 8, 2023 by and between the Registrant and Ichi Shih(16)
10.8	Independent Director Agreement dated as of September 7, 2020 by and between the Registrant and Zhaohui (misstated as Chao Hui) Deng(1)
10.9	INTENTIONALLY LEFT BLANK
10.10	Form of Asset Purchase Agreement dated March 28, 2022, for the purchase of bitcoin miners(11)
10.11	Director Agreement dated as of October 18, 2021 with Percival Services, LLC for the services of Brock Pierce(11)
10.12	Employment Agreement dated as of March 31, 2021 by and between the Registrant and Sam Tabar, as amended as of January 1, 2022 and as of March 31, 2023(14)
10.13	Employment Agreement dated as of March 31, 2021 by and between the Registrant and Bryan Bullett, as amended as of January 6, 2022(14)
10.14	Confidential Negotiated Separation Agreement and General Release dated as of March 13, 2023 (effective March 31, 2023) by and between the Registrant and Bryan Bullett(16)
10.15	Director Agreement dated as of October 13, 2023 by and between the Registrant and Bill Jiashu Xiong(16)
10.16	Lease dated March 19, 2020 by and between Bedford Storage Limited Partnership and NWorks Management Corp. (the “Lease”)*
10.17	First Amendment dated as of February 1, 2021, Second Amendment dated as of March 25, 2022 and Landlord’s Consent to Assign Lease dated March 12, 2024*
10.18	Share Purchase Agreement dated October 11, 2024, by and among the Sellers, certain affiliates of the Sellers, the Sellers’ Representatives and 16428380 Canada Inc, a wholly-owned subsidiary of the Issuer. The names of the Sellers, affiliates of the Sellers, Sellers’ Representatives, certain other matters and all exhibits and schedules to this Securities Purchase Agreement have been omitted and are available upon request of the SEC*
10.19	Agreement of Purchase and Sale of 7330 Trans-Canada Highway, Point-Claire, Quebec, Canada. Schedules have been omitted and are available upon request.(18)
14	Code of Ethics for Officers, Directors and Employees of Bit Digital, Inc.(14)
19	Insider Trading Policy(14)
21	List of subsidiaries of the Registrant*
23.1	Consent of Independent Registered Public Accounting Firm, Audit Alliance LLP*
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
97	Clawback Policy(13)
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed with this report.

(1)	Incorporated by reference to the Registrant’s Form 6-K for September 2020 filed on September 14, 2020.

(2)	Incorporated by reference to the Registrant’s Form 6-K for May 2020 filed on May 28, 2020.

(3)	Incorporated by reference to the Registrant’s Form 6-K for May 2021 filed on May 18, 2021.

(4)	Incorporated by reference to the Registrant’s Form F-1 Registration Statement filed on March 10, 2021.

(5)	Incorporated by reference to the Registrant’s Form F-3 Registration Statement filed on August 30, 2021.

(6)	Incorporated by reference to the Registrant’s Form 6-K for May 2021 filed on May 27, 2021.

(7)	Incorporated by reference to the Registrant’s Form 6-K for September 2021 filed on September 30, 2021.

(8)	Incorporated by reference to the Registrant’s Form 6-K for August 2021 filed on August 31, 2021.

(9)	INTENTIONALLY LEFT BLANK

(10)	Incorporated by reference to the Registrant’s Form 20-F for the year ended December 31, 2017 filed on April 30, 2018.

(11)	Incorporated by reference to the Registrant’s Annual Report on Form 20-F for the year ended December 31, 2021, filed with the SEC on April 15, 2022.

(12)	Incorporated by reference to the Registrant’s Proxy Statement on Form 6-K filed with the SEC on June 30, 2022.

(13)	Incorporated by reference to the Registrant’s Form 6-K for November 2023 filed on November 30, 2023.

(14)	Incorporated by reference to the Registrant’s Form 20-F for the year ended December 31, 2022 filed on April 28, 2023.

(15)	Incorporated by reference to the Registrant’s Form 6-K October 2024 filed on October 30, 2024.

(16)	Incorporated by reference to the Registrant’s Annual Report on Form 20-F for the year ended December 31, 2023, filed with the SEC on March 18, 2024.

(17)	Incorporated by reference to the Registrant’s Form 6-K for October 2021 filed on September 30, 2021.

(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on January 6, 2025.

Item 16. Form 10-K Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bit Digital, Inc.

Date: March 14, 2025	By:	/s/ Sam Tabar
Sam Tabar

In accordance with the Exchange Act, this report has been duly signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Sam Tabar	Chief Executive Officer	March 14, 2025
Sam Tabar	(Principal Executive Officer)

/s/ Erke Huang	Chief Financial Officer, Director and Secretary	March 14, 2025
Erke Huang	(Principal Financial Officer, and Principal Accounting Officer)

/s/ Zhaohui Deng	Chairman of the Board of Directors	March 14, 2025
Zhaohui Deng

/s/ Ichi Shih	Director	March 14, 2025
Ichi Shih

/s/ Jiashu (Bill) Xiong	Director	March 14, 2025
Jiashu (Bill) Xiong

/s/ Brock Pierce	Director	March 14, 2025
Brock Pierce