Form 10-Q
period 2025-03-31
Bit Digital, Inc
filed 2025-05-15
CIK 1710350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from __________ to __________

Commission file number: 001-38421

BIT DIGITAL, INC.
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1606989
(State or other jurisdiction of Company or organization)	(I.R.S. Employer Identification No.)

31 Hudson Yards, Floor 11, New York, NY	10001
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (212) 463-5121

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Ordinary Shares, $.01 par value	Nasdaq Capital Market

Securities registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Applicable only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date: 207,780,871 as of May 12, 2025.

i

Item 1. Financial Statements and Supplementary Data

BIT DIGITAL, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2025 and December 31, 2024

(Expressed in US dollars, except for the number of shares)

	March 31,	December 31,
	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$57,555,011	$95,201,335
Restricted cash	3,732,792	3,732,792
Accounts receivable	2,531,188	5,267,863
USDC	1,036,596	411,413
Digital assets	79,030,760	161,377,344
Net investment in lease - current	2,632,603	2,546,519
Other current assets	41,505,238	28,319,669
Total Current Assets	188,024,188	296,856,935

Non-Current Assets
Loans receivable	400,000	400,000
Deposits for property, plant, and equipment	17,096,261	39,059,707
Property, plant, and equipment, net	185,305,935	107,302,458
Goodwill	19,243,410	19,383,291
Intangible assets	12,762,627	13,028,730
Operating lease right-of-use assets	15,138,730	14,967,569
Net investment in lease - non-current	6,087,814	6,782,479
Investment securities	33,135,336	30,797,365
Deferred tax asset	88,602	89,246
Other non-current assets	7,965,671	9,579,884
Total Non-Current Assets	297,224,386	241,390,729

Total Assets	$485,248,574	$538,247,664

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,812,165	$3,418,172
Current portion of deferred revenue	21,175,064	30,698,458
Current portion of operating lease liability	5,030,826	4,529,291
Dividend payable	-	800,000
Income tax payable	1,910,726	1,595,308
Other payables and accrued liabilities	18,322,256	13,985,375
Total Current Liabilities	48,251,037	55,026,604

Non-Current Liabilities
Non-current portion of deferred revenue	72,963	73,494
Non-current portion of operating lease liability	8,984,489	9,276,926
Long-term income tax payable	3,196,204	3,196,204
Deferred tax liability	6,736,959	6,409,915
Other long-term liabilities	589,029	785,372
Total Non-Current Liabilities	19,579,644	19,741,911

Total Liabilities	67,830,681	74,768,515

Commitments and Contingencies

Shareholders’ Equity
Preferred shares, $0.01 par value, 10,000,000 and 10,000,000 shares authorized, 1,000,000 and 1,000,000 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	9,050,000	9,050,000
Ordinary shares, $0.01 par value, 340,000,000 and 340,000,000 shares authorized, 182,896,328 and 179,255,191 shares issued, 182,766,342 and 179,125,205 shares outstanding as of March 31, 2025 and December 31, 2024, respectively	1,828,963	1,792,548
Treasury stock, at cost, 129,986 and 129,986 shares as of March 31, 2025 and December 31, 2024, respectively	(1,171,679)	(1,171,679)
Additional paid-in capital	565,702,081	553,583,437
Accumulated deficit	(155,921,306)	(98,209,661)
Accumulated other comprehensive loss	(2,070,166)	(1,565,496)
Total Shareholders’ Equity	417,417,893	463,479,149
Total Liabilities and Shareholders’ Equity	$485,248,574	$538,247,664

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIT DIGITAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)

For the Three Months Ended March 31, 2025 and 2024

(Expressed in US dollars, except for the number of shares)

	For the Three Months Ended March 31,
	2025	2024

Revenues
Digital asset mining	$7,776,963	$21,891,760
Cloud services	14,842,286	8,069,584
Colocation services	1,644,663	-
ETH staking	560,641	325,746
Other	280,567	99,748
Total revenues	$25,105,120	$30,386,838

Operating costs and expenses
Cost of revenues (exclusive of depreciation shown below)
Digital asset mining	(6,123,889)	(12,984,932)
Cloud services	(6,088,000)	(3,157,327)
Colocation services	(545,836)	-
ETH staking	(32,568)	(16,433)
Depreciation and amortization expenses	(7,241,989)	(6,845,949)
General and administrative expenses	(8,235,923)	(5,955,740)
(Losses) gains on digital assets	(49,205,227)	45,732,577
Total operating expenses	(77,473,432)	16,772,196

(Loss) income from operations	(52,368,312)	47,159,034

Loss from disposal of property, plant, and equipment	(333,620)	-
Other (expense) income, net	(4,337,997)	4,500,173
Total other (expense) income, net	(4,671,617)	4,500,173

(Loss) income before income taxes	(57,039,929)	51,659,207

Income tax expenses	(671,716)	(1,577,350)
Net (loss) income	$(57,711,645)	$50,081,857

Other comprehensive (loss) income
Foreign currency translation adjustment	(504,670)	-
Comprehensive (loss) income	$(58,216,315)	$50,081,857

Weighted average number of ordinary share outstanding
Basic	181,413,307	114,594,710
Diluted	181,413,307	115,594,710

(Loss) earning per share
Basic	$(0.32)	$0.44
Diluted	$(0.32)	$0.43

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIT DIGITAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three Months Ended March 31, 2025 and 2024

(Expressed in U.S. dollars, except for the number of shares)

	Preferred Shares		Common Shares		Treasury		Additional paid -in	Retained Earnings (Accumulated	Accumulated other comprehensive	Total Stockholders’
	Shares	Amount	Shares	Par Value	Shares	Par Value	capital	Deficit)	loss	Equity
Balance, December 31, 2023	1,000,000	9,050,000	107,291,827	1,074,218	(129,986)	(1,171,679)	290,660,609	(146,909,292)	-	152,703,856
Share-based compensation expense	-	-	-	-	-	-	106,199	-	-	106,199
Issuance of common stock/At-the-market offering, net of offering costs	-	-	12,871,934	128,719	-	-	38,523,688	-	-	38,652,407
Share-based compensation in connection with issuance of ordinary shares to employees	-	-	100,000	1,000	-	-	275,000	-	-	276,000
Share-based compensation in connection with issuance of ordinary shares to consultants	-	-	700,000	7,000	-	-	2,058,000	-	-	2,065,000
Share-based compensation in connection with issuance of ordinary shares to director	-	-	40,000	400	-	-	110,000	-	-	110,400
Cumulative effect upon adoption of ASU 2023-08	-	-	-	-	-	-	-	21,193,820	-	21,193,820
Net income	-	-	-	-	-	-	-	50,081,857	-	50,081,857
Balance, March 31, 2024	1,000,000	9,050,000	121,003,761	1,211,337.00	(129,986)	(1,171,679)	331,733,496	(75,633,615)	-	265,189,539

Balance, December 31, 2024	1,000,000	9,050,000	179,125,205	1,792,548	(129,986)	(1,171,679)	553,583,437	(98,209,661)	(1,565,496)	463,479,149
Share-based compensation expense	-	-	-	-	-	-	219,255	-	-	219,255
Issuance of common stock/At-the-market offering, net of offering costs	-	-	3,149,887	31,499	-	-	10,145,739	-	-	10,177,238
Share-based compensation in connection with issuance of ordinary shares to employees	-	-	21,250	216	-	-	48,050	-	-	48,266
Share-based compensation in connection with issuance of ordinary shares to consultants	-	-	450,000	4,500	-	-	1,638,000	-	-	1,642,500
Share-based compensation in connection with issuance of ordinary shares to director	-	-	20,000	200	-	-	67,600	-	-	67,800
Other comprehensive loss	-	-	-	-	-	-	-	-	(504,670)	(504,670)
Net loss	-	-	-	-	-	-	-	(57,711,645)	-	(57,711,645)
Balance, March 31, 2025	1,000,000	9,050,000	182,766,342	1,828,963	(129,986)	(1,171,679)	565,702,081	(155,921,306)	(2,070,166)	417,417,893

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIT DIGITAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2025 and 2024

(Expressed in US dollars)

	For the Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net (loss) income	$(57,711,645)	$50,081,857
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization expenses	7,241,989	6,845,949
Loss from disposal of property, plant, and equipment	333,620	-
Losses (gains) on digital assets	49,205,227	(45,732,577)
Share-based compensation expenses	252,390	492,599
Realized and unrealized gains on digital assets held within Investment Fund	-	(3,007,862)
Changes in fair value of investment security	4,692,428	(454,705)
Digital assets mined	(7,776,963)	(21,891,760)
Digital assets earned from staking	(560,641)	(325,746)
Changes in operating assets and liabilities:
Digital assets and stable coins	32,541,117	396,210
Operating lease right-of-use assets	1,096,155	460,955
Deferred revenue	(9,520,254)	(9,321,861)
Lease liability	(1,064,735)	(460,954)
Other current assets	(10,690,340)	3,428,276
Other non-current assets	1,536,347	140,645
Accounts receivable	2,727,964	-
Accounts payable	(917,012)	4,786,557
Other payables and accrued liabilities	4,934,594	(4,764,318)
Net investment in lease	608,581	(3,118,145)
Other long-term liabilities	(196,343)	-
Income tax payable	315,419	1,983
Deferred tax liability	354,017	1,575,367
Net Cash Provided by (Used in) Operating Activities	17,401,915	(20,867,530)

Cash Flows from Investing Activities:
Purchases of and deposits made for property, plant and equipment	(64,961,231)	(474,409)
Net Cash (Used in) Investing Activities	(64,961,231)	(474,409)

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock/At-the-market offering	10,177,238	38,652,407
Payment of dividends	(800,000)	-
Net Cash Provided by Financing Activities	9,377,238	38,652,407

Net (decrease) increase in cash, cash equivalents and restricted cash	(38,182,078)	17,310,468
Effect of exchange rate changes on cash, cash equivalents and restricted cash	535,754	-
Cash, cash equivalents and restricted cash, beginning of period	98,934,127	18,180,934
Cash, cash equivalents and restricted cash, end of period	$61,287,803	$35,491,402

Supplemental Cash Flow Information
Cash paid for income taxes, net of (refunds)	$-	$-

Non-cash Transactions of Investing and Financing Activities
Reclassification of deposits to property and equipment	$80,305,941	$7,540,304
Right of use assets exchanged for operating lease liability	1,298,508	460,955

Reconciliation of cash, cash equivalents and restricted cash

	March 31,	December 31,
	2025	2024
Cash and cash equivalents	$57,555,011	$95,201,335
Restricted cash	3,732,792	3,732,792
Cash, cash equivalents and restricted cash	$61,287,803	$98,934,127

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIT DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

Bit Digital, Inc. (“BTBT” or the “Company”), is a holding company incorporated on February 17, 2017, under the laws of the Cayman Islands. The Company is primarily engaged in the digital asset mining business, high performance computing (“HPC”) business and Ethereum staking activities through its wholly owned subsidiaries.

On June 27, 2024, WhiteFiber HPC, Inc. (f/k/a Bit Digital HPC, Inc.) (“WF HPC”) was incorporated to support the Company’s cloud services in the United States. WhiteFiber HPC, Inc. is 100% owned by WhiteFiber AI, Inc. which is 100% owned by Bit Digital, Inc.

On August 15, 2024, WhiteFiber, Inc. (f/k/a Celer, Inc.) (“WhiteFiber”) was incorporated to support the Company’s generative artificial intelligence (“AI”) workstreams. WhiteFiber, Inc. is 100% owned by Bit Digital, Inc.

On October 11, 2024, the Company completed the acquisition of Enovum Data Centers Corp, a Montreal-based owner, operator, and developer of HPC data centers. Enovum Data Centers Corp is 100% owned by WhiteFiber, Inc. which is 100% owned by Bit Digital, Inc.

On March 11, 2025, WhiteFiber Canada, Inc. (“WF Canada”) was incorporated to support the Company’s generative artificial intelligence (“AI”) workstreams in Canada. WhiteFiber Canada, Inc. is 100% owned by WhiteFiber AI, Inc. which is 100% owned by Bit Digital, Inc.

The accompanying unaudited condensed consolidated financial statements reflect the activities of the Company and each of the following entities:

Name	Background		Ownership
Bit Digital USA, Inc. (“BT USA”)	●	A United States company	100% owned by Bit Digital, Inc.
	●	Incorporated on September 1, 2020
	●	Engaged in digital asset mining business

Bit Digital Canada, Inc. (“BT Canada”)	●	A Canadian company	100% owned by Bit Digital, Inc.
	●	Incorporated on February 23, 2021
	●	Engaged in digital asset mining business
	●	Dormant and previously engaged in digital asset mining-related business

Bit Digital Hong Kong Limited (“BT HK”)	●	A Hong Kong company	100% owned by Bit Digital, Inc.
	●	Acquired on April 8, 2020
	●	Dormant and previously engaged in digital asset mining-related business

Bit Digital Strategies Limited (“BT Strategies”)	●	A Hong Kong company	100% owned by Bit Digital, Inc.
	●	Incorporated on June 1, 2021
	●	Engaged in treasury management activities

Bit Digital Singapore Pte. Ltd. (“BT Singapore”)	●	A Singapore company	100% owned by Bit Digital, Inc.
	●	Incorporated on July 1, 2021
	●	Engaged in digital asset staking activities

Bit Digital Investment Management Limited (“BT IM”)	●	A British Virgin Islands company	100% owned by Bit Digital Strategies Limited.
	●	Incorporated on April 17, 2023
	●	Engaged in fund and investment management activities
	●	Disposed on July 1, 2024

Bit Digital Innovation Master Fund SPC Limited (“BT SPC”)	●	A British Virgin Islands company	100% owned by Bit Digital Strategies Limited.
	●	Incorporated on May 31, 2023
	●	A segregated portfolio company
	●	Disposed on July 1, 2024

WhiteFiber AI, Inc. (f/k/a Bit Digital AI, Inc.) (“WF AI”)	●	A United States company	100% owned by Bit Digital, Inc.
	●	Incorporated on October 19, 2023
	●	Engaged in cloud services

Name	Background		Ownership
WhiteFiber Iceland (f/k/a Bit Digital Iceland ehf) (“WF Iceland”)	●	An Icelandic company	100% owned by WhiteFiber AI, Inc
	●	Incorporated on August 17, 2023
	●	Engaged in cloud services

WhiteFiber HPC, Inc. (f/k/a Bit Digital HPC, Inc.) (“WF HPC”)	●	A United States company	100% owned by WhiteFiber AI, Inc
	●	Incorporated on June 27, 2024
	●	Engaged in HPC business

WhiteFiber, Inc. (f/k/a Celer, Inc.) (“WhiteFiber”)	●	A United States company	100% owned by Bit Digital, Inc
	●	Incorporated on August 15, 2024
	●	Engaged in HPC business

Enovum Data Centers Corp (“Enovum”)	●	A Canadian company	100% owned by WhiteFiber, Inc.
	●	Acquired on October 11, 2024
	●	Engaged in HPC data center services

WhiteFiber Canada, Inc. (“WF Canada”)	●	A Canadian company	100% owned by WhiteFiber AI, Inc
	●	Incorporated on March 11, 2025
	●	Engaged in cloud services

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The interim unaudited condensed consolidated financial statements are prepared and presented in accordance with accounting principles generally accepted in the United States (“US GAAP”).

The unaudited condensed consolidated financial information as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 has been prepared without audit, pursuant to the rules and regulations of the SEC and pursuant to Regulation S-X. Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with US GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim financial information should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended December 31, 2024, which was filed with the SEC on March 14, 2025.

In the opinion of the management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which are necessary for a fair presentation of financial results for the interim periods presented. The Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements have been prepared using the same accounting policies as used in the preparation of the Company’s consolidated financial statements for the year ended December 31, 2024. The results of operations for the three months ended March 31, 2025, and 2024 are not necessarily indicative of the results for the full years.

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

We review the useful lives of equipment on an ongoing basis, and effective January 1, 2025 we changed our estimate of the useful lives for our cloud service equipment from three to five years. The change was made to better reflect the expected usage patterns and economic benefits of the assets. The effect of this change in estimate for Q1 2025, based on cloud service equipment that were included in “Property, plant and equipment, net” as of December 31, 2024 and those acquired during the three months ended March 31, 2025, was a reduction in depreciation and amortization expense of $2.5 million and a benefit to net income of $2.0 million, or $0.01 per basic share and $0.01 per diluted share.

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

Fair value of digital assets is based on Level 1 inputs as these were based on observable quoted prices in the Company’s principal market for identical assets. The fair value of the Company’s other financial instruments, including cash and cash equivalents, restricted cash, loans receivable, deposits, accounts receivable, other receivables, accounts payable, and other payables, approximate their fair values because of the short-term nature of these assets and liabilities. Non-financial assets, such as goodwill, intangible assets, operating lease right-of-use assets, and property, plant and equipment, are adjusted to fair value when there is an indication of impairment and the carrying amount exceeds the asset’s projected undiscounted cash flows. These assets are recorded at fair value only upon recognition of an impairment charge.

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

As of March 31, 2025, the allowance for credit loss has not been material to the consolidated financial statements.

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

The Company recognizes revenue by utilizing daily close prices obtained from CoinMarketCap. During that specific year, the Company also used hourly close price from CryptoCompare to recognize revenue from our digital asset mining activities. The Company believed the hourly close price can better reflect revenue recognized from our digital asset mining activities as compared to daily close price from CoinMarketCap.

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

Deposits for property, plant, and equipment

The deposits for property, plant, and equipment represented advance payments for purchases of miner and high performance computing equipment. The Company initially recognizes deposits for property, plant, and equipment when cash is advanced to our suppliers. Subsequently, the Company derecognizes and reclassifies deposits for property, plant, and equipment to property, plant, and equipment when control is transferred to and obtained by the Company.

Below is the roll forward of the balance of deposits for property and equipment for the three months ended March 31, 2025 and 2024, respectively.

	For the Three Months Ended March 31,
	2025	2024

Opening balance	$39,059,707	$4,227,371
Reclassification to property, plant, and equipment	(80,305,941)	(7,540,304)
Addition of deposits for property, plant, and equipment	58,342,495	3,412,933
Ending balance	$17,096,261	$100,000

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

Estimated Useful Life
Digital asset miners	3 years
Cloud service equipment	5 years
Colocation service equipment	10 to 15 years
Building	30 years
Leasehold improvements	15 years
Purchased software	14 months
Vehicle	5 years
Other property and equipment	20% to 30%

Effective January 1, 2025, we changed our estimate of the useful lives for our cloud service equipment from three to five years. The change was made to better reflect the expected usage patterns and economic benefits of the assets.

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

Investment securities

As of March 31, 2025 and December 31, 2024, investment securities represent the Company’s investments in three funds, a privately held company via a simple agreement for future equity (“SAFE”), and four privately held companies over which the Company neither has control nor significant influence through investments in ordinary shares or preferred shares.

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

Deferred Revenue

Deferred revenue primarily pertains to prepayments received from customers for services that have not yet commenced as of March 31, 2025. Deferred revenues are recognized as revenue recognition criteria have been met.

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

Operating segments

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. Our CODM is composed of the Chief Executive Officer and Chief Financial Officer, who use segment gross profit (loss) to assess the performance of the business of our reportable operating segments.

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

Reclassification

Certain items in the financial statements of the comparative period have been reclassified to conform to the financial statements for the current period. The reclassification has no impact on the total assets and total liabilities as of March 31, 2025 or on the statements of operations for the three months ended March 31, 2025.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 requires, in the notes to the annual and interim financial statements, disaggregated information about certain income statement expense line items in the notes to the financial statements. ASU2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact the updated guidance will have on its disclosures.

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

The Company’s colocation services revenue has been generated from Canada.

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

Below table presents the Company’s revenues generated from digital asset mining business from Foundry USA Pool by country:

	For the Three Months Ended March 31,
	2025	2024

United States	$6,402,463	$19,311,884
Iceland	1,374,500	1,601,040
Canada	-	978,836
	$7,776,963	$21,891,760

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

As of March 31, 2025 and December 31, 2024, the Company had native staked 21,568 ETH and 21,568 ETH, respectively, on the Ethereum blockchain. For the three months ended March 31, 2025 and 2024, the Company earned 211.0 ETH valued at $560,641 and 111.1 ETH valued at $321,243, respectively, from such staking activities and recognized the ETH staking rewards as revenues.

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

For the three months ended March 31, 2025 and 2024, the Company generated revenues of $nil and $4,503, respectively, from the liquid staking.

Contract costs

The Company capitalizes commission expenses directly related to obtaining customer contracts, which would not have been incurred if the contract had not been obtained. As of March 31, 2025, capitalized costs to obtain a contract totaled $1.7 million, and the outstanding commission expense payable was $1.6 million. As of December 31, 2024, capitalized costs to obtain a contract totaled $2.0 million, and the outstanding commission expense payable was $1.6 million.

Contract Assets

Contract assets primarily consist of revenue allocated to complimentary services provided to customers as part of contractual arrangements. As of March 31, 2025 and December 31, 2024, contract assets were $1.5 million and $nil, respectively.

Contract Liabilities

The Company’s contract liabilities consist of deferred revenue and customer deposits. The following table presents changes in the total contract liabilities:

	For the Three Months Ended March 31,
	2025	2024
Beginning balance	$30,771,952	$13,073,449
Revenue earned	(11,113,505)	(9,321,861)
Prepayment received	1,589,580	-
Ending balance	$21,248,027	$3,751,588

Remaining performance obligation

The following table presents estimated revenue expected to be recognized in the future related to the unsatisfied portion of the performance obligation as of March 31, 2025:

	2025	2026	2027	2028	2029	Total
Colocation Services	$4,489,318	$3,381,881	$764,780	$20,305	$-	$8,656,284
Other Revenue	729,505	640,543	360,111	222,236	$67,682	2,020,077
Total contract liabilities	$5,218,823	$4,022,424	$1,124,891	$242,541	$67,682	$10,676,361

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

Through March 31, 2025, the Company recognized $2,080,253 of acquisition-related costs in the income statement line item “General and Administrative Expense”.

The following unaudited pro forma financial information represents the consolidated results of operations as if the acquisition had occurred on January 1, 2024:

For the three months ended March 31, 2024
Revenue	$31,142,438
Net income	$49,653,549

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

5. USDC

	March 31, 2025	December 31, 2024
USDC	$1,036,596	$411,413

The following table presents additional information about USDC for the three months ended March 31, 2025 and 2024, respectively:

	For the Three Months Ended March 31,
	2025	2024

Opening balance	$411,413	$405,596
Receipt of USDC from sales of other digital assets	1,223,250	1,044,600
Payment of USDC for other expenses	(598,067)	(471,124)
Ending balance	$1,036,596	$979,072

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

The following table presents the Company’s significant digital assets holdings as of March 31, 2025:

	Quantity	Cost Basis	Fair Value
BTC	417.6	$25,456,846	$34,474,294
ETH	24,434.2	59,917,193	44,556,466
Total digital assets held as of March 31, 2025		$85,374,039	$79,030,760

The cost basis is equal to the post-impairment value of all BTC and ETH held as of the adoption of ASU 2023-08 on January 1, 2024. For BTC and ETH earned subsequent to the adoption of ASU 2023-08, the cost basis of the BTC and ETH represents the valuation at the time the Company determined for revenue recognition purposes.

The following table presents a roll-forward of BTC for the three months ended March 31, 2025, based on the fair value model under ASU 2023-08:

Fair value
BTC as of December 31, 2024	$69,319,731
Receipt of BTC from mining services	7,776,963
Sales of BTC in exchange of cash	(32,509,262)
Sales of BTC in exchange of USDC	(1,223,250)
Payment of BTC for service charges from mining facilities	(662,645)
Payment of BTC for other expenses	(46,900)
Change in fair value of BTC	(8,180,343)
BTC fair value as of March 31, 2025	$34,474,294

For the additions of BTC generated by the Company’s mining business, see Note 3. Revenue from Contracts with Customers.

Bitcoin is sold on a FIFO basis. For the three months ended March 31, 2025, gains from the sales of bitcoin are included in change in fair value of BTC which is included in the consolidated statements of operations under the caption “(Loss) gains on digital assets”.

The following table presents a roll-forward of ETH for the three months ended March 31, 2025, based on the fair value model under ASU 2023-08:

Fair value
ETH as of December 31, 2024	$92,057,613
Receipt of ETH from native staking business	560,641
Payment of ETH to investment fund	(7,030,398)
Payment of ETH for other expenses	(369)
Change in fair value of ETH	(41,031,021)
ETH fair value at March 31, 2025	$44,556,466

For the additions of ETH generated by the Company’s ETH staking business, see Note 3. Revenue from Contracts with Customers.

ETH is sold on a FIFO basis. For the three months ended March 31, 2025, gains from the sales of ETH are included in change in fair value of ETH which is included in the consolidated statements of operations under the caption “(Loss) gains on digital assets”.

7. OTHER CURRENT ASSETS

Other current assets were comprised of the following:

	March 31, 2025	December 31, 2024
Deposits (a)	$4,757,685	$1,704,785
Prepayments to mining facilities (b)	438,760	290,475
Prepaid director and officer insurance expenses	-	219,471
Prepaid consulting service expenses	4,241,814	3,016,460
Deposit for lease	44,956	63,586
Deferred contract costs	982,039	982,039
Contract assets	807,322	-
Prepayment to third parties	12,054,859	15,526,472
Receivable from third parties	17,531,364	6,305,652
Others	646,439	210,729
Total	$41,505,238	$28,319,669

(a)	As of March 31, 2025 and December 31, 2024, the balance of deposits represented the deposits made to our service providers, who paid utility charges in mining facilities on behalf of the Company. The deposits are refundable upon expiration of the agreement between the Company and the service provider, which may be due within 12 months from the effective date of the agreement.

(b)	As of March 31, 2025 and December 31, 2024, the balance of prepayments to mining facilities represented the prepayments for service charges from the mining facilities.

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

On February 11, 2025, the Company entered into an additional office lease agreement for its headquarters office in New York. The initial lease term is twenty-seven months with automatic renewals on a month-to-month basis.

On March 1, 2025, the Company entered into an additional capacity lease agreement for its cloud services. The initial lease term is three years with automatic renewals for successive twelve-month periods.

As of March 31, 2025 and December 31, 2024, operating right-of-use assets were $15.1 million and $15.0 million, respectively and operating lease liabilities were $14.0 million and $13.8 million, respectively. For the three months ended March 31, 2025 and 2024, the Company’s amortization on the operating lease right-of-use assets totaled $1.1 million and $0.4 million, respectively.

Additional information regarding the Company’s leasing activities as a lessee is as follows:

	For the Three Months Ended March 31,
	2025	2024
Operating cash outflows from operating leases	$1,371,364	$600,000
Right of use assets exchanged for operating lease liability	1,298,508	460,955
Remaining lease term – operating lease	9.3	2.8
Discount rate – operating lease	9.2%	9.9%

The following table represents our future minimum operating lease payments as of March 31, 2025:

Year	Amount
2025	$4,364,033
2026	5,722,078
2027	2,311,972
2028 and thereafter	6,353,150
Total undiscounted lease payments	18,751,234
Less present value discount	(4,735,919)
Present value of lease liability	$14,015,315

The Company entered into a GPU server lease agreement effective January 2024 for its cloud services designed to support generative AI workstreams. The lease payment depends on the usage of the GPU servers and the Company concludes that the lease payments are variable and will be recognized when they are incurred. For the three months ended March 31, 2025 and 2024, the GPU server lease expense amounted to $3.7 million and $2.1 million, respectively.

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

The components of lease income for the sales-type lease were as follows:

	For the Three Months Ended March 31,
	2025	2024
Interest income related to net investment in lease	$280,567	$99,748

Interest income is included in the consolidated statements of operations under the caption “Revenue – Other”.

The components of net investment in sales-type leases were as follows:

	March 31, 2025	December 31, 2024
Net investment in lease - lease payment receivable	$8,720,417	$9,328,998

The following table illustrates the Company’s future minimum receipts for sales-type lease as of March 31, 2025:

Year	Sales-Type Lease
2025	$2,667,441
2026	3,556,590
2027	1,575,058
2028	1,575,058
2029	1,366,348
Total future minimum receipts	10,740,495
Unearned interest income	(2,020,078)
Net investment in sales type lease	$8,720,417

The present value of minimum sales-type receipts of $8,720,417 is included in the consolidated balance sheets under the caption “Net investment in lease”.

9. PROPERTY, PLANT, AND EQUIPMENT, NET

Property and equipment, net was comprised of the following:

	March 31, 2025	December 31, 2024
Miners for Bitcoin	$37,495,320	$37,484,751
Cloud service equipment	98,055,542	63,360,624
Colocation service equipment	12,536,969	12,509,288
Purchased software and internal-use software development costs	2,148,623	495,285
Land	3,477,263	3,502,539
Building	19,334,202	19,474,743
Leasehold Improvements	2,080,752	2,032,691
Vehicles	235,576	235,576
Other property and equipment	28,856	29,066

Less: Accumulated depreciation	(39,886,551)	(36,946,762)
	135,506,552	102,177,801
Construction in progress	49,799,383	5,124,657
Property, plant, and equipment, net	$185,305,935	$107,302,458

For the three months ended March 31, 2025 and 2024, depreciation expenses were $7,241,989 and $6,845,949, respectively. Construction in Progress represents assets received but not placed into service as of March 31, 2025 and December 31, 2024.

During the three months ended March 31, 2024, we purchased data storage equipment totaling $5,315,202. Almost immediately thereafter, we entered into a sales-type lease agreement for a portion of these assets valued at $3,353,608 with a third party. As a result, the leased data storage equipment was derecognized from our property and equipment and recorded as a net investment in lease. Refer to Note 8 - Leases for more information.

Sales of miners for the three months ended March 31, 2025

For the three months ended March 31, 2025, the Company sold 4,828 bitcoin miners for a total consideration of $906,016. On the dates of the transaction, the total original cost and accumulated depreciation of these miners were $5,362,720 and $4,123,084, respectively. The Company recognized a loss of $333,620 from the sale of miners which was recorded in the account of “loss from disposal of property”. As of the date of this report, the Company has not collected the cash consideration.

10. INVESTMENT SECURITIES

Investment securities were comprised of the following:

	March 31, 2025	December 31, 2024
Investment in Digital Future Alliance Limited (“DFA”) (a)	$94,534	$94,534
Investment in Nine Blocks Offshore Feeder Fund (“Nine Blocks”) (b)	2,960,403	3,036,403
Investment in Auros Global Limited (c)	1,999,987	1,999,987
Investment in Ingonyama Ltd (d)	100,000	100,000
Investment in Cysic Inc. (e)	100,000	100,000
Investment in a SAFE (f)	1,000,000	1,000,000
Investment in AI Innovation Fund I (“AI fund”) (g)	15,725,000	15,800,000
Investment in Innovation Fund I (“Innovation fund”) (h)	11,155,412	8,666,441
Total	$33,135,336	$30,797,365

(a) Investment in Digital Future Alliance Limited (“DFA”)

DFA is a privately held company, over which the Company has neither control nor significant influence through investment in ordinary shares. The Company accounted for the investment in DFA using the measurement alternative at cost, less impairment, with subsequent adjustments for observable price changes resulting from orderly transactions for identical or similar investments of the same issuer.

For the three months ended March 31, 2025 and 2024, the Company did not record upward adjustments or downward adjustments on the investment. The Company’s impairment analysis considers both qualitative and quantitative factors that may have a significant effect on the fair value of the equity security. As of March 31, 2025 and December 31 2024, the Company did not recognize impairment against the investment security.

(b) Investment in Nine Blocks Offshore Feeder Fund (“Nine Blocks”)

On August 1, 2022, the Company entered into a subscription agreement with Nine Blocks for investment of $2.0 million. The investment includes a direct investment into the Nine Blocks Master Fund, a digital assets market neutral fund using basis trading, relative value, and special situations strategies.

As a practical expedient, the Company uses Net Asset Value (“NAV”) or its equivalent to measure the fair value of the investment in the fund. For the three months ended March 31, 2025 and 2024, the Company recorded cumulative downward adjustments of $76,000 and cumulative upward adjustments of $454,705, respectively, on the investment.

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

For the three months ended March 31, 2025 and 2024, the Company did not record upward adjustments or downward adjustments on the investment. The Company’s impairment analysis considers both qualitative and quantitative factors that may have a significant effect on the fair value of the equity security. As of March 31, 2025 and December 31 2024, the Company did not recognize impairment against the investment security.

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

For the three months ended December 31, 2025 and 2024, the Company did not record upward adjustments or downward adjustments on the investment. The Company’s impairment analysis considers both qualitative and quantitative factors that may have a significant effect on the fair value of the equity security. As of March 31, 2025 and December 31, 2024, the Company did not recognize impairment against the investment security.

(e) Investment in Cysic Inc (“Cysic”)

On April 2, 2024, the Company closed an investment of $100,000 in Cysic, a ZK hardware acceleration company and ZK prover network to provide ZK Compute-as-a-Service. The Company has neither control nor significant influence through investment in preferred shares. The Company accounted for the investment in Cysic using the measurement alternative at cost, less impairment, with subsequent adjustments for observable price changes resulting from orderly transactions for identical or similar investments of the same issuer.

For the three months ended March 31, 2025, the Company did not record upward adjustments or downward adjustments on the investment. The Company’s impairment analysis considers both qualitative and quantitative factors that may have a significant effect on the fair value of the equity security. As of March 31, 2025 and December 31, 2024, the Company did not recognize impairment against the investment security.

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

The Company accounted for this investment under ASC 320, Investments - Debt Securities and elected the fair value option for the SAFE investment pursuant to ASC 825, Financial Instruments, which requires financial instruments to be remeasured to fair value each reporting period, with changes in fair value recorded in the consolidated statements of operations. The fair value estimate includes significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The decision to elect the fair value option is determined on an instrument-by-instrument basis on the date the instrument is initially recognized, is applied to the entire instrument, and is irrevocable once elected. For instruments measured at fair value, embedded conversion or other features are not required to be separated from the host instrument. Issuance costs related to convertible securities carried at fair value are not deferred and are recognized as incurred on the Consolidated Statements of Operations. For the three months ended March 31, 2025, the Company did not record upward adjustments or downward adjustments on the investment.

(g) Investment in AI Innovation Fund I (“AI fund”)

On July 15, 2024, the Company entered into a subscription agreement with Pleasanton Ventures Innovation Master Fund SPC Limited for investment of $15.9 million in its AI Innovation Fund I. The investment includes a direct investment into private equity and fund of fund opportunities within the AI industry.

As a practical expedient, the Company uses Net Asset Value (“NAV”) or its equivalent to measure the fair value of the investment in the fund. For the three months ended March 31, 2025, the Company recorded cumulative downward adjustments of $75,000 on the investment.

(h) Investment in Innovation Fund I (“Innovation fund”)

After the Company disposed its BVI entities for its previous fund operation (See Note 21, Disposition of Bit Digital Investment Management Limited and Bit Digital Innovation Master Fund Spc Limited, for more information), the Company no longer consolidates the investment in the fund. As a practical expedient, the Company uses Net Asset Value (“NAV”) or its equivalent to measure the fair value of the investment in the fund. On March 25, 2025, the Company invested additional 3,400 ETH, equivalent to $7,030,398 into the fund. For the three months ended March 31, 2025 and 2024, the Company recorded cumulative downward adjustments of $4,541,248 and upward adjustment of $3,007,862 respectively, on the investment.

11. OTHER NON-CURRENT ASSETS

Other non-current assets were comprised of the following:

	March 31, 2025	December 31, 2024
Deposits (a)	$5,910,903	$7,103,560
Deferred contract costs	736,529	982,039
Contract assets	740,045	-
Others	578,194	1,494,285
Total	$7,965,671	$9,579,884

(a)	As of March 31, 2025 and December 31, 2024, the balance of deposits primarily consisted of the deposits made to utility company related to our colocation services and to our service providers who paid utility charges in mining facilities on behalf of the Company. The deposits are refundable upon expiration of the agreement between the Company and the service provider, which may be due over 12 months from the effective date of the agreement.

12. SHARE-BASED COMPENSATION

Share-based compensation such as restricted stock units (“RSUs”), incentive and non-statutory stock options, restricted shares, share appreciation rights and share payments may be granted to any directors, employees and consultants of the Company or affiliated companies under 2021 Omnibus Equity Incentive Plan (“2021 Plan”), 2021 Second Omnibus Equity Incentive Plan (“2021 Second Plan”) and 2023 Omnibus Equity Incentive Plan (“2023 Plan”). An aggregate of 2,415,293 RSUs were granted under the 2021 Plan and no ordinary shares remain reserved for issuance under the 2021 Plan. There are 5,000,000 ordinary shares reserved for issuance under the Company’s 2021 Second Plan, under which 4,211,372 RSUs and 395,000 share options have been granted as of March 31, 2025. There are 5,000,000 ordinary shares reserved for issuance under the Company’s 2023 Plan, under which 4,784,831 RSUs have been granted as of March 31, 2025.

Restricted Stock Units (“RSUs”)

As of December 31, 2024, the Company had 1,025,968 awarded and unvested RSUs.

On January 14, 2025, the Company granted 20,000 RSUs to a non-executive director in accordance with his compensation arrangement. All of these RSUs were immediately vested.

On February 10, 2025, the Company granted 32,113 RSUs to an employee, which are subjected to an sixteen-quarter service vesting schedule.

For the three months ended March 31, 2025 and 2024, the Company recognized share-based compensation expenses of $215,798 and $387,588. As of March 31, 2025, the Company had $2,862,765 unrecognized compensation costs related to the unvested RSUs.

As of March 31, 2025, the Company had 1,036,831 awarded and unvested RSUs.

Share Options

For the three months ended March 31, 2025 and 2024, the Company did not grant any options.

The Company recognizes compensation expenses related to options on a straight-line basis over the vesting periods. For the three months ended March 31, 2025 and 2024, the Company recognized share-based compensation expenses of $36,592 and $105,011, respectively. As of March 31, 2025, there were $17,829 of unrecognized compensation costs related to all outstanding share options.

Other share-based compensation

In January 2025, the Company entered into separate one-year service agreements with three consultants by granting each 150,000 RSUs, all of which vested immediately. Over the duration of the service agreement, the Company will recognize share-based compensation expenses aggregating $1.6 million based upon the closing price of the Company’s common stock on date of agreement.

13. SHARE CAPITAL

Ordinary shares

As of December 31, 2024, there were 179,255,191 ordinary shares issued and 179,125,205 ordinary shares outstanding.

In May of 2022, the Company entered into an at-the-market offering with H.C. Wainwright & Co., LLC relating to its ordinary shares. In accordance with the terms of the sales agreement, the Company may offer and sell ordinary shares having an aggregate offering price of up to $500,000,000. During the three months ended March 31, 2025, the Company sold 3,149,887 ordinary shares for an aggregate purchase price of $10.2 million net of offering costs pursuant to this at-the-market offering.

During the three months ended March 31, 2025, 491,250 ordinary shares were issued to the Company’s employees, non-executive director, and consultants in settlement of an equal number of fully vested restricted share units awarded to such individuals and companies by the Company pursuant to grants made under the Company’s 2023 Plan.

As of March 31, 2025, there were 182,896,328 ordinary shares issued and 182,766,342 ordinary shares outstanding.

Preferred shares

As of March 31, 2025 and December 31, 2024, there were 1,000,000 preferred shares issued and outstanding.

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

Treasury stock

The Company treats ordinary shares withheld for tax purposes on behalf of employees in connection with the vesting of restricted share grants as ordinary share repurchases because they reduce the number of ordinary shares that would have been issued upon vesting. For the three months ended March 31, 2025 and 2024, the Company withheld nil ordinary shares that were surrendered to the Company for withholding taxes related to restricted stock vesting valued at $nil, based on fair value of the withheld shares on the vesting date.

As of March 31, 2025 and December 31, 2024, the Company had treasury stock of $1,171,679 and $1,171,679, respectively.

Warrants

As of March 31, 2025 and December 31, 2024, the Company had outstanding 10,118,046 private placement warrants to purchase an aggregate of 10,118,046 ordinary shares at an exercise price of $7.91 per whole share.

In accordance with ASC 815, the Company determined that the warrants meet the conditions necessary to be classified as equity because the consideration is indexed to the Company’s own equity, there are no exercise contingencies based on an observable market not based on its stock or operations, settlement is consistent with a fixed-for-fixed equity instrument, the agreement contains an explicit number of ordinary shares and there are no cash payment provisions.

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

14. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The components of goodwill as of March 31, 2025 are as follows:

As of March 31, 2025

Enovum Data Centers Corp.	$19,243,410
Total goodwill	$19,243,410

The Company recorded goodwill in the amount of $19.2 million in connection with its acquisition of the Enovum Data Centers Corp. (“Enovum”) on October 11, 2024. Refer to Note 4. Acquisitions for further information.

Finite-lived intangible assets

In addition to goodwill, in connection with the acquisition of Enovum, the Company recorded an identified intangible asset, customer relationships, with a definite useful life of 19 years in the amount of $13.5 million. Refer to Note 4. Acquisitions for further information.

The following table presents the Company’s finite-lived intangible assets as of March 31, 2025:

	As of March 31, 2025
	Cost	Accumulated amortization	Net
Customer relationships	$13,486,184	$(723,557)	$12,762,627
Total	$13,486,184	$(723,557)	$12,762,627

The following table presents the Company’s finite-lived intangible assets as of December 31, 2024:

	As of December 31, 2024
	Cost	Accumulated amortization	Net
Customer relationships	$13,486,184	$(457,454)	$13,028,730
Total	$13,486,184	$(457,454)	$13,028,730

The following table presents the Company’s estimated future amortization of finite-lived intangible assets as of March 31, 2025:

2025	$519,994
2026	693,325
2027	693,325
Thereafter	10,855,983
Total	$12,762,627

The Company did not identify any impairment of its finite-lived intangible assets during the three months ended March 31, 2025.

15. INCOME TAXES

The following table provides details of income taxes:

	For the Three Months Ended March 31,
	2025	2024
(Loss) income before income taxes	$(57,039,929)	$51,659,207
Provision for income taxes	$671,716	$1,577,350
Effective tax rate	(1.2)%	3.1%

Our income tax provision was $0.7 million and $1.6 million for the three months ended March 31, 2025 and 2024, respectively. The income tax provision was lower for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to the impact of the following items:

●	Tax Expense increased by $0.5 million and $0.3 million in Iceland and the United States due to their higher profitability from business operational results for the three months ended March 31, 2025 compared to the same period in 2024.

●	Tax Expense decreased by $1.6 million in Canada due to its cease of business operations for the three months ended March 31, 2025 compared to the same period in 2024.

Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income, the amount of our pre-tax income as business activities fluctuate, non-deductible expenses, non-taxable book gain in certain jurisdictions, change of valuation allowance and the effectiveness of our tax planning strategies. We also continue to monitor the adoption of Pillar Two relating to the global minimum tax in each of our tax jurisdictions to evaluate its impact on our effective income tax rate. For the three months ended March 31, 2025, the Company is not subject to Pillar Two global minimum tax.

16. (LOSS) EARNING PER SHARE

	For the Three Months Ended March 31,
	2025	2024
Net (loss) income	$(57,711,645)	$50,081,857
Weighted average number of ordinary share outstanding
Basic	181,413,307	114,594,710
Diluted	181,413,307	115,594,710

Earning (loss) per share
Basic	$(0.32)	$0.44
Diluted	$(0.32)	$0.43

Basic earning (loss) per share is computed by dividing net loss attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. The computation of diluted net loss per share does not include dilutive ordinary share equivalents in the weighted average shares outstanding, as they would be anti-dilutive.

For the three months ended March 31, 2025, the unvested RSUs, warrants, options and convertible preferred shares were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

For the three months ended March 31, 2024, the dilutive effect of convertible preferred shares was included in the calculation of diluted earnings per share, but the unvested RSUs were excluded because they were anti-dilutive.

17. SEGMENT REPORTING

The Company has four reportable segments: digital asset mining, cloud services, colocation services, and ETH Staking. The reportable segments are identified based on the types of service performed.

Gross profit (loss) is the segment performance measure the chief operating decision maker (“CODM”) uses to assess the Company’s reportable segments.

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

Other than the $19.8 million of goodwill from the Enovum Acquisition allocated to the Colocation Services segment, the Company does not allocate all assets to the reporting segments as these are managed on an entity-wide basis. Therefore, the Company does not separately disclose the total assets of its reportable operating segments.

All Other revenue is generated from equipment leases with external customers.

Concentrations

During the three months ended March 31, 2025, the Company earned revenue of approximately $12.6 million and $7.8 million from two customers, representing 50.1% and 31.0% of the Company’s total consolidated revenue, respectively. During the three months ended March 31, 2024, the Company earned revenue of approximately $20.9 million and $8.2 million from two customers, representing 68.8% and 26.9% of the Company’s total consolidated revenue, respectively.

The following table presents segment revenue and segment gross profit reviewed by the CODM:

Three Months Ended March 31, 2025

	Digital asset mining	Cloud services	Colocation services	ETH staking	Total
Revenue from external customers	$7,776,963	$14,842,286	$1,644,663	$560,641	$24,824,553

Reconciliation of revenue
Other revenue (a)					280,567
Total consolidated revenue					25,105,120

Less:
Electricity costs	4,233,082	569,937	223,058	-	5,026,077
Profit sharing fees	1,190,300	-	-	-	1,190,300
Datacenter lease expense	-	1,274,054	-	-	1,274,054
GPU lease expense	-	3,747,386	-	-	3,747,386
Datacenter rent expense	-	-	150,537	-	150,537
Service costs - ETH staking	-	-	-	32,568	32,568
Other segment items (b)	700,507	496,623	172,241	-	1,369,371

Segment gross profit	$1,653,074	$8,754,286	$1,098,827	$528,073	$12,034,260

(a)	Other revenue is primarily attributable to Equipment Leasing revenue and is therefore not included in the total for segment gross profit.

(b)	All amounts included within Other segment items are individually insignificant.

Three Months Ended March 31, 2024

	Digital asset mining	Cloud services	ETH staking	Total
Revenue from external customers	$21,891,760	$8,069,584	$325,746	$30,287,090

Reconciliation of revenue
Other revenue (a)				99,748
Total consolidated revenue				30,386,838

Less:
Electricity costs	8,087,400	83,378	-	8,170,778
Profit sharing fees	4,263,408	-	-	4,263,408
Datacenter lease expense	-	700,890	-	700,890
GPU lease expense	-	2,082,179	-	2,082,179
Service costs - ETH staking	-	-	16,433	16,433
Other segment items (b)	634,124	290,880	-	925,004

Segment gross profit	$8,906,828	$4,912,257	$309,313	$14,128,398

(a)	Other revenue is primarily attributable to Equipment Leasing and is therefore not included in the total for segment gross profit.

(b)	All amounts included within Other segment items are individually insignificant.

The following table presents the reconciliation of segment gross profit to net (loss) income before taxes:

	For the Three Months Ended March 31,
	2025	2024
Segment gross profit	$12,034,260	$14,128,398

Reconciling Items:
Other profit (a)	280,567	99,748
Depreciation and amortization expenses	(7,241,989)	(6,845,949)
General and administrative expenses	(8,235,923)	(5,955,740)
Gains on digital assets	(49,205,227)	45,732,577
Net (loss) from disposal of property and equipment	(333,620)	-
Other income (expense), net	(4,337,997)	4,500,173
Net (loss) income before taxes	$(57,039,929)	$51,659,207

(a)	Other profit is primarily attributable to Equipment Leasing and is therefore not included in the total for segment gross profit.

Long-lived assets consist of property, plant and equipment, and operating lease right-of-use assets. The geographic information for long-lived assets as of March 31, 2025 and December 31, 2024 is as follows:

	March 31, 2025	December 31, 2024
United States	$21,118,766	$18,289,197
Iceland	133,142,796	59,766,182
Canada	45,961,911	43,981,419
Singapore	221,192	233,229
	$200,444,665	$122,270,027

18. RELATED PARTIES

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

Bit Digital Iceland ehf has appointed Daniel Jonsson as its part-time Chief Executive Officer starting November 7, 2023, for a six-month term with a three-month probation. His compensation includes a monthly salary of $8,334, a $6,440 signing bonus, and eligibility for performance-based RSU. Concurrently, Daniel Jonsson is part of the management team at GreenBlocks ehf which not only provides bitcoin mining hosting services but also benefits from a facility loan agreement extended by Bit Digital USA Inc., an affiliate of Bit Digital Iceland ehf. Additionally, Bit Digital Iceland ehf has contracted GreenBlocks ehf for consulting services pertaining to our high performance computing services in Iceland. As of December 31, 2023, the Company owed $21,592 to Daniel Jonsson for salary and bonus, and $160,000 to GreenBlocks ehf for services rendered. By the end of the first quarter of 2024, we had settled these outstanding amounts with both Daniel Jonsson and GreenBlocks ehf. As of March 31, 2025, the Company owed approximately $21 thousand to Daniel Jonsson for salary and bonus.

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

21. SUBSEQUENT EVENTS

On April 10, 2025, we entered into a real estate purchase and sale agreement, dated as of April 10, 2025 (the “Purchase Agreement”) with Unifi Manufacturing, Inc. (“UMI”). Pursuant to the Purchase Agreement we agreed to purchase from UMI, an industrial/manufacturing building together with the underlying land (“NC-1”) located in Madison, North Carolina, as well as certain machinery and equipment located thereon, for a cash purchase price of $53.2 million (the “Purchase Price”). An earnest money deposit of $2.25 million was deposited in escrow pursuant to the terms of the Purchase Agreement, of which $1.25 million is non-refundable to us. The closing of the transaction contemplated by the Purchase Agreement is subject to various closing conditions of which there can be no assurance and is currently expected to occur on or about May 19, 2025.

On April 11, 2025, the Company announced that it has secured the rights to a new data center site in Saint-Jérôme, Québec (“MTL-3”), which is under development and will support the 5MW colocation agreement with Cerebras Systems (“Cerebras”). The facility spans approximately 202,000 square feet on 7.7 acres and is being developed to support current contracted capacity, with future expansion potential subject to utility approvals. The transaction was executed under a lease-to-own structure, which includes a fixed-price purchase option exercisable within 12 months. The lease term is 20 years, with two 5-year extension options. The facility is being retrofitted to Tier 3 standards, with a targeted go-live date of July 2025.

Subsequent to March 31, 2025, the Company sold 24,754,699 shares of common stock for aggregate proceeds of approximately $47.8 million pursuant to the at-the-market offering agreement with H.C. Wainwright & Co., LLC. The Company received net proceeds of $46.7 million, net of offering costs.

In April 2025, the Company signed two additional cloud services agreements with DNA Holdings Venture Inc. (“DNA Fund”). The first agreement, commencing in early May, includes 104 NVIDIA H200 GPUs under a 23-month term. The second, commencing mid-May, includes 512 H200 GPUs under a 24-month term. With these additions, DNA Fund’s total contracted deployment increased to 1,192 GPUs. Combined, the agreements represent approximately $20.9 million of annualized revenue.

On April 29, 2025, the Company filed a registration statement on Form S-3 (No. 333-286841) to register up to $500,000.00 of its Ordinary Shares pursuant to an at-the-market offering with H.C. Wainwright & Co., LLC. Upon the effectiveness of this registered statement, the Company will terminate the use of its prior registration statement on Form F-3 (No. 337-257934) which has been extended until November 4, 2025.

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

Notwithstanding the fact that Bit Digital Inc. has not conducted operations in the PRC since September 30, 2021 we have disclosed under Risk Factors in our Annual Report on Form 10-K for the year ended December 31,2024: “We may be subject to fines and penalties for any noncompliance with or any liabilities in our former business in China in a certain period from now on.” Although the statute of limitations for non-compliance by our former business in the PRC is generally two years and the Company has been out of the PRC, for more than two years, the authority may still find its prior bitcoin mining operations involved a threat to financial security. In such event, the two-year period would be extended to five years. The risk factor in the Form 10-K titled “if we are classified as a passive foreign investment company (“PFIC”) U.S taxpayers who own our ordinary shares nay have adverse United States federal income tax consequences” has been modified to the extent that Management has obtained a third party analysis for 2024 and does not believe that Bit Digital should be classified as a PFIC for 2024.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our interim Condensed Consolidated Financial Statements and the related notes and other financial information appearing elsewhere in this report as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2024 (“Form 10-K”) and this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

Overview

Bit Digital, Inc. or the “Company”, is a global platform for high performance computing (“HPC”) infrastructure and digital asset business with headquarters in New York City.

HPC Business

Data centers

We design, develop, and operate data centers, through which we offer our hosting and colocation services. Our data centers meet the requirements of the Tier-3 standard, including N+1 redundancy architecture, concurrent maintainability, uninterruptible power supply, advanced and highly reliable cooling systems, strict monitoring and management systems, SOC2 Type 2, differentiated software supporting AI workloads, high density and robust bandwidth, and infrastructure to support AI workloads. We acquired Enovum Data Centers Corp (“Enovum”) on October 11, 2024. The transaction included the lease to MTL-1, a fully operational and fully leased to customers 4 MW Tier-3 datacenter headquartered in Montreal, Canada. MTL-1 is currently hosting over 5,000 GPUs, including NVIDIA H200s and H100s, on behalf of 14 customers across a variety of end markets.

On December 27, 2024, we acquired the real estate and building for a build-to-suit 5 MW (gross) Tier-3 data center (“MTL-2”) expansion project near Montreal, Canada. MTL-2, a 160,000 square foot site that was previously used as an encapsulation manufacturing facility, is located in Pointe-Claire, QC. We initially funded the purchase of CAD $33.5 million (approximately USD $23.3) million with cash on hand and are in the process of securing mortgage financing for both the site acquisition and subsequent infrastructure capex. We expect to invest approximately USD $19.3 million to develop the site to Tier-3 standards with an initial gross load of 5 MW. The site is expected to be completed and operational by the end of the third quarter of 2025.

We have entered into a five-year colocation agreement with Cerebras Systems (“Cerebras”), a leading AI hardware innovator. Cerebras is launching six new data center sites in North America and chose WhiteFiber to be its partner for its first Canadian data center. Under the agreement, the Company will provide the client 5 MW (IT load) of built-to suit data center infrastructure for a period of five years. The contract is expected to be fulfilled at MTL-3, or another data center within our proprietary development pipeline.

On April 10, 2025, we entered into a lease for a new data center site in Saint-Jerome, Quebec, a suburb of Montreal, MTL-3, which is subject to the lessor consummating the acquisition of the property and our receipt of the necessary permits. The facility spans approximately 202,000 square feet on 7.7 acres and is being developed to support current contracted capacity, with future expansion potential subject to utility approvals. The transaction was executed under a lease-to-own structure, which includes a fixed-price purchase option of CAD $24,240,00 (approximately USD $17,300,000) exercisable within 12 months. The lease term is 20 years, with two 5-year extension options, subject to our completion of the acquisition of the property and the receipt of all required permits. The facility is being retrofitted to Tier-3 standards, with development costs expected to total approximately USD $40,000,000, and a targeted go-live date of late third quarter of 2025.

On April 10, 2025, we entered into a real estate purchase and sale agreement (the “Purchase Agreement”) with Unifi Manufacturing, Inc. (“UMI”). Pursuant to the Purchase Agreement we agreed to purchase from UMI, an industrial/manufacturing building together with the underlying land (“NC-1”) located in Madison, North Carolina, as well as certain machinery and equipment located thereon, for a cash purchase price of $53.2 million (the “Purchase Price”). An earnest money deposit of $2.25 million was deposited in escrow pursuant to the terms of the Purchase Agreement, of which $1.25 million is non-refundable to us. The closing of the transaction contemplated by the Purchase Agreement is subject to various closing conditions of which there can be no assurance and is currently expected to occur on or about May 19, 2025.

Cloud Services

We provide specialized cloud services to support generative AI workstreams, especially training and inference, emphasizing cost-effective utility and tailor-made solutions for each client. We are an authorized NVIDIA Preferred Partner through the NVIDIA Partner Network (“NPN”), an authorized partner with SuperMicro Computer Inc.®, an authorized Communications Service Provider (“CSP”) with Dell (through Dell’s exclusive distributor in Iceland, Advania), an official partnership with Hewlett Packard Enterprise and a commercial relationship with Quanta Computer Inc. (“QCT”). We are proud to be among the first service providers to offer H200, B200, and GB200 servers.

We leverage a global network of data centers for hosting capacity for our GPU business in many instances by partnering with third-party data center providers in locations across Europe, Canada, and the U.S. Our initial data center partnership through which we lease capacity is at Blönduós Campus, Iceland, offering a world-class operations team with certified technicians and reliable engineers. The facility has 45kW rack density and 6 MW (gross) total capacity. We have executed contracts for 5.5 MW at the data center. The center’s energy source is 100% renewable energy, mainly from Blanda Hydro PowerStation, the winner of an IHA Blue Planet Award in 2017.

The following summaries reflect selected GPU cloud service agreements that we consider to be material or representative. We have entered into additional agreements that are not individually material and are not included below.

On October 23, 2023, Bit Digital announced that it had commenced AI operations by signing a binding term sheet with a customer (the “Initial Customer”) to support the customer’s GPU workloads. Under the agreement, as amended, we will supply this customer with a total of 2,048 GPUs for the respective three-year periods, amounting to total targeted revenue of approximately $150 million, or approximately $50 million on an annualized basis.

On December 12, 2023, we finalized a Master Services and Lease Agreement (“MSA”), as amended, with our Initial Customer for the provision of cloud services from a total of 2,048 GPUs over a three-year period. To finance this operation, we entered into a sale-leaseback agreement with a third party, selling 96 AI servers (equivalent to 768 GPUs) and leasing them back for three years. The total contract value with the Initial Customer for the aggregated 2,048 GPUs was estimated to be worth more than $50 million of annualized revenue. On January 22, 2024, approximately 192 servers (equivalent to 1,536 GPUs) were deployed at a specialized data center and began generating revenue, and subsequently on February 2, 2024, approximately an additional 64 servers (equivalent to 512 GPUs) also started to generate revenue.

In the second quarter of 2024, we finalized an agreement to supply our Initial Customer with an additional 2,048 GPUs over a three-year period. To finance this operation, we entered into a sale-leaseback agreement with a third party, agreeing to sell 128 AI servers (equivalent to 1,024 GPUs) and leasing them back for three years. In late July, at the customer’s request, we agreed with the customer to temporarily delay the purchase order so the customer could evaluate an upgrade to newer generation Nvidia GPUs. Consequently, the Company and manufacturer postponed the purchase order. In early August, the customer made a non-refundable prepayment of $30.0 million for the services to be rendered under this agreement.

In January 2025, the Company entered into a new agreement to supply its Initial Customer with an additional 464 GPUs for a period of eighteen months. This new agreement replaces the prior agreement executed in the second quarter of 2024 whereby the Company was to provide the customer with an incremental 2,048 H100 GPUs. The contract represents approximately $15 million of annualized revenue and features a two-month prepayment from the customer. The customer has elected to defer the commencement date until August 20th, 2025, which is the latest allowable date under the agreement.

On October 9, 2024, we executed a Master Service Agreement (the “MSA”) with Boosteroid Inc. (“Boosteroid”), a global cloud gaming provider. Following execution of a binding term sheet with Boosteroid on August 19, 2024, we finalized initial orders of 489 GPUs, projected to generate approximately $7.9 million in contracted value in the aggregate through November 2029. The GPUs have been delivered to respective data centers across the U.S. and Europe and began earning fees in November 2024. The MSA provides Boosteroid with the option to expand in increments of 100 servers, up to 50,000 servers, representing a potential contract value of approximately $700 million over the five-year term assuming Boosteroid utilizes the GPUs and services at full capacity for the duration of the contract. Expansion depends upon the internal development roadmap of Boosteroid, Boosteroid has full discretion to decide when and the quantity to pursue separate source orders (for GPU servers) under the MSA. Additional orders for 701 GPUs were executed in March 2025, representing approximately $10.3 million in contracted value over a five year term.

On November 6, 2024, we entered into a Master Services Agreement (“MSA”) with a minimum purchase commitment of 16 GPUs, along with an associated purchase order, from a new customer. The purchase order provides for services utilizing a total of 16 H200 GPUs over a minimum of a six (6) month period, representing total revenue of approximately $320,000 for the term. The deployment commenced and revenue generation began on November 7, 2024, using the Company’s existing inventory of H200 GPUs.

On November 14, 2024, we entered into a Terms of Supply and Service Level Agreement (together, the “Agreement”) and an Order Form with a new customer. The order form provides for services utilizing a total of 64 H200 GPUs on a month-to-month basis, which either party may terminate upon at least 14 days’ written notice prior to any renewal date. It represents annual revenue of approximately $1.2 million. The deployment commenced and revenue generation began on November 15, 2024, using the Company’s existing inventory of H200 GPUs.

On December 30, 2024, we entered into a Master Services Agreement (“MSA”) with a minimum purchase commitment of 32 GPUs, along with an associated purchase order, from a new customer, an AI Compute Fund managed by DNA Holdings Venture Inc.(“DNA Fund”). The purchase order provides for services utilizing a total of 576 H200 GPUs over a twenty-five month period, terminable by either party upon at least 90 days’ written notice prior to any renewal date. It represents an aggregate revenue opportunity of approximately $20.2 million. Concurrently, we placed a purchase order for 130 H200 servers for approximately $30 million. The deployment commenced in February 2025.

In April 2025, the Company signed two additional cloud services agreements with DNA Fund. The first agreement, commencing in early May, includes 104 NVIDIA H200 GPUs under a 23-month term. The second, commencing mid-May, includes 512 H200 GPUs under a 24-month term. With these additions, DNA Fund’s total contracted deployment increased to 1,192 GPUs. Combined, the agreements represent approximately $20.8 million of annualized revenue.

On January 6, 2025, we entered into a Master Services Agreement (“MSA”) with a minimum purchase commitment of 32 GPUs, along with an associated purchase order, from a new customer. The purchase order provides for services utilizing a total of 32 H200 GPUs over a minimum of six (6) month period, representing total revenue of approximately $300,000 for the term. The deployment commenced and revenue generation began on January 8, 2025, using the Company’s existing inventory of H200 GPUs.

In January 2025, we entered into a Master Services Agreement (“MSA”), along with two associated purchase orders, from a new customer. The purchase orders provide for services utilizing a total of 24 H200 GPUs over a minimum twelve (12) month period, representing total revenue of approximately $450,000 for the term. The deployment commenced and revenue generation began on January 27, 2025, using the Company’s existing inventory of H200 GPUs.

On January 30, 2025, we entered into a Master Services Agreement (“MSA”) with a minimum purchase commitment of 40 GPUs, along with an associated purchase order, from a new customer. The purchase orders provide for services utilizing a total of 40 H200 GPUs over a minimum of twelve (12) month period, representing total revenue of approximately $750,000 for the term. The deployment commenced and revenue generation began on January 24, 2025, using the Company’s existing inventory of H200 GPUs.

In March 2025, we entered a strategic partnership with Shadeform, Inc. the premier multi-cloud GPU marketplaces to bring on-demand NVIDIA B200 GPUs to customers beginning in April 2025.

In April 2025, we received our first shipment of NVIDIA GB200 Grace Blackwell Superchip powered NVIDIA GB200 NVL72 system chips, from Quanta Cloud Technology, a leading provider of data center solutions. We believe that support with proof of concept (POC) access from Quanta will enable us to meet and exceed expectations around delivery and timeline, performance and reliability.

Digital Asset Business

The digital asset business is comprised primarily of two distinct but highly complementary operations: (i) digital asset mining (the “Digital Asset Mining Operations”); and (ii) ETH staking (the “ETH Staking Operations”).

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

We have signed service agreements with third-party hosting partners in North America and Iceland. These partners operate specialized mining data centers, where they install and operate the miners and provide IT consulting, maintenance, and repair work on site for us. Our mining facilities in New York are maintained by Digihost Technologies Inc. (“Digihost”). Our mining facilities in Texas are maintained by Dory Creek, LLC, a subsidiary of Bitdeer Technologies Group (“Bitdeer”) and A.R.T. Digital Holdings Corp (“KaboomRacks”). Soluna Computing, Inc and DVSL ComputeCo, LLC (collectively “Soluna”) maintained our mining facilities in Kentucky and Texas. Our mining facility in Iceland is maintained by GreenBlocks ehf, an Icelandic private limited company (“GreenBlocks”). We have relocated our miners from our mining facility in Canada maintained by Blockbreakers Inc. (“Blockbreakers”) to Soluna and Coinmint after our service agreement expired in November 2024. From time to time, the Company may change partnerships with hosting facilities to recalibrate its bitcoin mining operations. These terminations are strategic, targeting reduced operational costs, enhanced energy efficiency for a smaller carbon footprint, increased flexibility in operational control, and minimized geopolitical risks. While a short-term decrease in mining output might occur, we expect these changes to yield long-term operational improvements.

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

Miner Deployments

During the three months ended March 31, 2025, we continued to work with our hosting partners to deploy our miners in North America and Iceland.

During the first quarter of 2025, the Company deployed an additional 1,441 miners at one of Soluna’s hosting facilities.

As of March 31, 2025, the Company’s active hash rate totals approximately 1.5 EH/s, with operations in North America and Iceland.

Power and Hosting Overview

During the three months ended March 31, 2025, our hosting partners continued to prepare sites to deliver our contracted hosting capacity, bringing additional power online for our miners.

The Company’s subsidiary, Bit Digital Canada, Inc., entered into a Mining Services Agreement effective September 1, 2022, for Blockbreakers, Inc. to provide five (5) MW of incremental hosting capacity at its facility in Canada. The facility utilizes an energy source that is primarily hydroelectric.

On May 8, 2023, the Company entered into a Master Mining Services Agreement with Blockbreakers, pursuant to which Blockbreakers agreed to provide the Company with four (4) MW of additional mining capacity at its hosting facility in Canada. The agreement is for two (2) years automatically renewable for additional one (1) year terms unless either party gives at least sixty (60) days’ advance written notice. The performance fee is 15% of the net profit. Additionally, Bit Digital has secured a side letter agreement with Blockbreakers, granting the Company the right of first refusal for any future mining hosting services offered by Blockbreakers in Canada. This agreement brought the Company’s total contracted hosting capacity with Blockbreakers to approximately 9 MW. Our service agreement with Blockbreakers expired in November 2024. A portion of the miners were transferred to other hosting facilities, and the inefficient units were sold.

On June 7, 2022, we entered into a Master Mining Services Agreement (the “MMSA”) with Coinmint LLC, pursuant to which Coinmint will provide the required mining colocation services for a one-year period automatically renewing for three-month periods unless earlier terminated. The Company paid Coinmint electricity costs, plus operating costs required to operate the Company’s mining equipment, as well as a performance fee equal to 27.5% of the net profit, subject to a ten percent (10%) reduction if Coinmint fails to provide uptime of ninety-eight (98%) percent or better for any period. We were not privy to the emissions rate at the Coinmint facility or at any other hosting facility. However, the Coinmint facility operated in an upstate New York region that reportedly utilized power that is 99% emissions-free, as determined based on the 2023 Load & Capacity Data Report published by the New York Independent System Operator, Inc. (“NYISO”).

On April 5, 2023, the Company entered into a letter agreement and MMSA Amendment with Coinmint pursuant to which Coinmint agreed to provide the Company with up to ten (10) MW of additional mining capacity to energize the Company’s mining equipment at Coinmint’s hosting facility in Plattsburgh, New York. The agreement was for two (2) years automatically renewing for three (3) months unless terminated by either party on at least ninety (90) days prior written notice. The performance fees under this letter agreement range from 30% to 33% of the net profit. This agreement brought the Company’s total contracted hosting capacity with Coinmint to approximately 30 MW at this facility.

On April 27, 2023, the Company entered into a letter agreement and MMSA Amendment with Coinmint pursuant to which Coinmint agreed to provide the Company with up to ten (10) MW of additional mining capacity to energize the Company’s mining equipment at Coinmint’s hosting facility in Massena, New York. The agreement was for one (1) year automatically renewing for three (3) months unless terminated by either party on at least ninety (90) days prior written notice. The performance fees under this letter agreement are 33% of the net profit. This new agreement brought the Company’s total contracted hosting capacity with Coinmint to approximately 40 MW.

On January 26, 2024, the Company entered into a letter agreement and MMSA Amendment with Coinmint pursuant to which Coinmint agreed to provide the Company with up to six (6) MW of additional mining capacity to energize the Company’s mining equipment at Coinmint’s hosting facility in Massena, New York. The agreement was for one (1) year automatically renewing for three (3) months unless terminated by either party on at least ninety (90) days prior written notice. The performance fees under this letter agreement are 28% of the net profit. This agreement brought the Company’s total contracted hosting capacity with Coinmint to approximately 46 MW.

On September 5, 2024, the Company received a 90-days notice of non-renewal of colocation mining services agreement from Coinmint, which informed the Company of its intent not to renew 27 MW of the 36 MW total contracted capacity at its Massena, New York site, effective December 7, 2024. Subsequently, on October 29, 2024, the Company received an additional 90-days notice of non-renewal of colocation mining services agreement from Coinmint, which informed the Company of its intent to not renew the remaining 9 MW of the 36 MW total contracted capacity at its Massena, New York site, effective January 28, 2024. On January 3, 2025, the Company received an additional 90-days notice of non-renewal of colocation mining services agreement from Coinmint, which informed the Company of its intent not to renew the 10 MW total contracted capacity at its Plattsburgh, New York site, effective April 5, 2025. After the contracts with Coinmint expired, a portion of the miners were transferred to other hosting facilities, and the inefficient units were sold.

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

In April 2023, we renewed the co-mining agreement with Digihost, previously executed in June 2021. Pursuant to the terms of the new agreement, Digihost provides certain premises to Bit Digital for the purpose of the operation and storage of an up to twenty (20) MW bitcoin mining system to be delivered by Bit Digital. Digihost also provides services to maintain the premises for a term of two (2) years, automatically renewing for a period of one (1) year. Digihost shall also be entitled to 30% of the net profit generated by the miners. As of March 31, 2025, Digihost provided approximately 6.0 MW of capacity for our miners at their facility.

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

In May 2025, we amended the Services Agreement with Greenblocks, originally executed in May 2023 and previously amended in June 2023. Pursuant to the terms of the amended agreement, Greenblocks shall provide services to support 8.9 MW of power capacity from March 1, 2025 through April 30, 2025 and 5 MW of computational capacity starting May 1, 2025 through December 31, 2025. The Company will pay power costs of $0.067 per kilowatt hour and a pod fee of $10,000 per pod per month, subject to pro rata adjustment if usage falls below 2 MW. All other provisions of the original agreement and previous appendices remain in effect. The amended terms may be modified by mutual agreement, and either party may terminate with one month’s notice. As of March 31, 2025, GreenBlocks provided approximately 5.0 MW of capacity for our miners at their facility.

In October 2023, we entered into a strategic co-location agreement with Soluna Computing, Inc. for a term of one (1) year automatically renewing on a month-to-month basis unless terminated by either party. Pursuant to the terms of the agreement, Soluna provided certain required mining colocation services at their hosting facility in Murray, Kentucky to the Company for the purpose of the operation and storage of up to 4.4 MW bitcoin mining system to be delivered by Bit Digital. Soluna was also entitled to 42.5% of the net profit generated by the miners. This agreement expired at the end of October 2024.

In October 2024, we entered into a co-location agreement with Soluna SW, Inc. to continue our business relationship. Under this agreement, Soluna provides certain required mining colocation services to the Company at their hosting facility in Murray, Kentucky for the purpose of the operation and storage of bitcoin mining system to be delivered by the Company up to 6.6 MW (3.3 MW for terms of nine (9) months and 3.3 MW for terms of one (1) year), automatically renewing on a month-to-month basis unless terminated by either party. Soluna shall also be entitled to 35% of the net profit generated by the miners.

In December 2024, we entered into two additional co-location agreements with Soluna DVSL ComputerCo, LLC. pursuant to which Soluna agreed to provide the Company with up to 11 MW (5.5 MW and 5.5 MW, respectively) at their hosting facility in Silverton, Texas. Both agreements are for one (1) year automatically renewing on a month-to-month basis unless terminated by either party on at least sixty (60) days prior written notice. Soluna shall also be entitled to 35% and 27.5%, respectively, of the net profit generated by the miners. These new agreements bring the Company’s total contracted hosting capacity with Soluna to approximately 17.6 MW. As of March 31, 2025, Soluna provided approximately 15.8 MW of capacity for our miners at their facility.

In November 2023, we entered into a hosting services agreement, which was amended on March 7, 2024, with Dory Creek, LLC, a subsidiary of Bitdeer Technologies Group (“Bitdeer”), for a term of one (1) year automatically renewing on an annual basis unless terminated by either party by giving a 30-day prior notice to the other Party in writing. Pursuant to the terms of the agreement, Bitdeer provides maintenance and operation services to Bit Digital to support 17.5 MW of capacity. Bitdeer shall also be entitled to 30% of the net profit generated by the miners. Bit Digital shall have the first right, but not obligation, to accept services for any extra capacity under the terms of this Agreement. As of March 31, 2025, Bitdeer provided approximately 15.5 MW of capacity for our miners at their facility.

In February 2025, we entered into two hosting services agreements with A.R.T. Digital Holdings Corp (“KaboomRacks”) for terms of nine (9) months and three (3) years automatically renewing on an annual basis unless terminated by either party. Pursuant to the terms of the agreements, KaboomRacks provides maintenance and operation services to Bit Digital to support 6 MW and 13 MW of capacity. KaboomRacks shall also be entitled to between 19.75% and 40% of the net profit generated by the miners. As of March 31, 2025, KaboomRacks provided approximately 8.5 MW of capacity for our miners at their facility.

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

On December 10, 2024, we entered into an agreement with an unaffiliated seller of bitcoin mining computers, from whom we acquired 191 S21 miners. As of the date of this report, all of the miners were delivered.

On December 15, 2024, we entered into an agreement with an unaffiliated seller of bitcoin mining computers, from whom we acquired 750 S21 miners. As of the date of this report, all of the miners were delivered.

On December 23, 2024, we entered into an agreement with an unaffiliated seller of bitcoin mining computers, from whom we acquired 4,300 S21+ miners. As of the date of this report, 500 miners were delivered.

For the three months ended March 31, 2025, the Company disposed of approximately 4,828 bitcoin miners.

As of March 31, 2025, we had 20,854 miners owned or operating (in Iceland) for bitcoin mining with a total maximum hash rate of 2.4 EH/s.

Bitcoin Production

From the inception of our bitcoin mining business in February 2020 to March 31, 2025, we earned an aggregate of 7,363.4 bitcoins.

The following table presents our bitcoin mining activities for the three months ended March 31, 2025:

	Number of bitcoins	Amount (1)
Balance at December 31, 2024	741.9	$69,319,731
Receipt of BTC from mining services	83.3	7,776,963
Exchange of BTC into USDC	(15.0)	(1,223,250)
Sales of and payments made in BTC	(392.6)	(33,218,807)
Change in fair value of BTC	-	(8,180,343)
Balance at March 31, 2025	417.6	$34,474,294

(1)	Receipt of digital assets from mining services are the product of the number of bitcoins received multiplied by the bitcoin price obtained from CoinMarketCap, calculated on a daily basis. Sales of bitcoin represent the carrying value of bitcoin at the time of sale.

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

Results of operations

The following table summarizes the results of our operations during the three months ended March 31, 2025 and 2024, respectively, and provides information regarding the dollar increase or (decrease) during the period.

	For the Three Months Ended March 31,		Variance in
	2025	2024	Amount

Revenues
Digital asset mining	$7,776,963	$21,891,760	$(14,114,797)
Cloud services	14,842,286	8,069,584	6,772,702
Colocation services	1,644,663	-	1,644,663
ETH staking	560,641	325,746	234,895
Other	280,567	99,748	180,819
Total revenues	25,105,120	30,386,838	(5,281,718)

Operating costs and expenses
Cost of revenue (exclusive of depreciation shown below)
Digital asset mining	(6,123,889)	(12,984,932)	6,861,043
Cloud services	(6,088,000)	(3,157,327)	(2,930,673)
Colocation services	(545,836)	-	(545,836)
ETH staking	(32,568)	(16,433)	(16,135)
Depreciation and amortization expenses	(7,241,989)	(6,845,949)	(396,040)
General and administrative expenses	(8,235,923)	(5,955,740)	(2,280,183)
(Losses) gains on digital assets	(49,205,227)	45,732,577	(94,937,804)
Total operating expenses	(77,473,432)	16,772,196	(94,245,628)

(Loss) income from operations	(52,368,312)	47,159,034	(99,527,346)

Loss from disposal of property, plant, and equipment	(333,620)	-	(333,620)
Other (expense) income, net	(4,337,997)	4,500,173	(8,838,170)
Total other (expense) income, net	(4,671,617)	4,500,173	(9,171,790)

(Loss) income before income taxes	(57,711,645)	50,081,857	(107,793,502)

Income tax expenses	(671,716)	(1,577,350)	905,634
Net (loss) income	$(57,711,645)	$50,081,857	$(107,793,502)

Revenue

We generate revenues from cloud services, colocation services, digital asset mining, and ETH staking businesses.

Revenue from cloud services

In the fourth quarter of 2023, we initiated WhiteFiber, a new business line to provide cloud services to support generative AI workstreams. The Company commenced the cloud services in January 2024.

Our revenues from cloud services increased by $6.8 million, or 83.9%, to $14.8 million for the three months ended March 31, 2025 from $8.1 million for the three months ended March 31, 2024. The increase was primarily due to an increase in deployed GPU servers in the first quarter of 2025, and the $1.3 million service credit issued to the customer as compensation for decreased utilization during the initial deployment period, which included testing and optimization phases, in the first quarter of 2024.

Revenue from colocation services

In the fourth quarter of 2024, we acquired Enovum which provides customers with physical space, power, and cooling within the data center facility.

Our revenue from colocation services was $1.6 million and $nil for the three months ended March 31, 2025 and 2024, respectively.

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

For the three months ended March 31, 2025, we received 83.3 bitcoins from the Foundry USA Pool (“Foundry”) mining pool. As of March 31, 2025, our maximum hash rate was at an aggregate of 2.4 EH/s for our bitcoin miners. For the three months ended March 31, 2025, we recognized revenue of $7.8 million from bitcoin mining services.

For the three months ended March 31, 2024, we received 410.7 bitcoins from the Foundry USA Pool (“Foundry”) mining pool. As of March 31, 2024, our maximum hash rate was at an aggregate of 4.2 EH/s for our bitcoin miners. For the three months ended March 31, 2024, we recognized revenue of $21.9 million from bitcoin mining services.

Our revenues from digital asset mining services decreased by $14.1 million, or 64.5%, to $7.8 million for the three months ended March 31, 2025 from $21.9 million for the three months ended March 31, 2024. The decrease was primarily due to a decrease of 327.4 bitcoins generated from our mining business and partially offset by a higher average BTC price in the first quarter of 2025, compared to the same period in 2024.

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

In the first quarter of 2024, the Company has restaked 3,008 ETH into EigenLayer, a protocol built on Ethereum that enables restaking of the already-staked ETH, through Figment. To mitigate potential risks, we restake our ETH without delegating to any operator and the Company received 33,568 EigenLayer in the fourth quarter of 2024 from this restaking activity. As of the date of this report, the reward earned in 2025 from this restaking activity is not significant.

For the three months ended March 31, 2025, we earned 211.0 ETH in native staking and nil ETH in liquid staking, respectively. For the three months ended March 31, 2025, we recognized revenues of $560,641 and $nil from native staking and liquid staking, respectively.

For the three months ended March 31, 2024, we earned 111.1 ETH in native staking and 1.3 ETH in liquid staking, respectively. For the three months ended March 31, 2024, we recognized revenues of $321,243 and $4,503 from native staking and liquid staking, respectively.

Our revenues from ETH native staking increased by $239,398, or 74.5%, to $560,641 for the three months ended March 31, 2025 from $321,243 for the three months ended March 31, 2024. The increase was primarily due to an increase of 99.9 ETH earned from staking services partially offset by a decrease in the average price of ETH for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Our revenues from ETH liquid staking decreased by $4,503, or 100%, to $nil for the three months ended March 31, 2025 from $4,503 for the three months ended March 31, 2024. The decrease was due to the termination of liquid staking activities in the first quarter of 2024.

Cost of revenue

We incur cost of revenue from digital asset mining, cloud services, colocation services, and ETH staking businesses.

The Company’s cost of revenue consists primarily of direct production costs associated with its core operations, excluding depreciation and amortization, which are separately stated in the Company’s consolidated statements of operations. Specifically, these costs consist of:

i.	cloud services operations - electricity costs, datacenter lease expense, GPU servers lease expense, and other relevant costs
ii.	colocation services - electricity costs, lease costs and other relevant costs
iii.	mining operations - electricity costs, profit-sharing fees and other relevant costs
iv.	ETH staking business - service fee and reward-sharing fees to the service providers.

Cost of revenue - cloud services

For the three months ended March 31, 2025 and 2024, the cost of revenue from cloud services was comprised of the following:

	For the Three Months Ended March 31,
	2025	2024

Electricity costs	$569,937	$83,378
Datacenter lease expenses	1,274,054	700,890
GPU servers lease expenses	3,747,386	2,082,179
Other costs	496,623	290,880
Total	$6,088,000	$3,157,327

Electricity costs. These expenses were incurred by the data center for the high performance computing equipment and were closely correlated with the number of deployed GPU servers.

For the three months ended March 31, 2025, electricity costs increased by $0.5 million, or 584%, compared to the electricity costs incurred for the three months ended March 31, 2024. The increase primarily resulted from an increase in the number of deployed GPU servers.

Datacenter lease expenses. We entered into datacenter lease agreements for fixed monthly recurring costs.

For the three months ended March 31, 2025, datacenter lease expenses increased by $0.6 million, or 82%, compared to the datacenter lease expenses incurred for the three months ended March 31, 2024. The increase primarily resulted from two additional datacenter leases entered after the first quarter of 2024.

GPU servers lease expenses. We entered into a GPU servers lease agreement to support our cloud services. The lease payment depends on the usage of the GPU servers.

For the three months ended March 31, 2025, GPU servers lease expenses increased by $1.7 million, or 80%, compared to the GPU servers lease expenses incurred for the three months ended March 31, 2024. The increase primarily resulted from a higher average number of GPU servers leased.

Cost of revenue - Colocation Services

In the fourth quarter of 2024, we acquired Enovum which provides colocation services. For the three months ended March 31, 2025 and 2024, the cost of revenue from colocation services was comprised of the following:

	For the Three Months Ended March 31,
	2025	2024

Electricity costs	$223,058	$-
Lease expenses	150,537	-
Other costs	172,241	-
Total	$545,836	$-

Electricity costs. These expenses were closely correlated with the number of deployed servers hosted by the data center.

For the three months ended March 31, 2025 and 2024, electricity costs totaled $0.2 million and $nil, respectively.

Lease expenses. These expenses were incurred by the data center for lease agreement for a fixed monthly recurring cost.

For the three months ended March 31, 2025 and 2024, data center lease expenses totaled $0.2 million and $nil, respectively.

Cost of revenue - digital asset mining

For the three months ended March 31, 2025 and 2024, the cost of revenue from digital asset mining was comprised of the following:

	For the Three Months Ended March 31,
	2025	2024

Electricity costs	$4,233,082	$8,087,400
Profit-sharing fees	1,190,300	4,263,408
Other costs	700,507	634,124
Total	$6,123,889	$12,984,932

Electricity costs. These expenses were incurred by mining facilities for the miners in operation and were closely correlated with the number of deployed miners.

For the three months ended March 31, 2025, electricity costs decreased by $3.9 million, or 48%, compared to the electricity costs incurred for the three months ended March 31, 2024. The decrease primarily resulted from a decrease in the number of deployed miners.

Profit-sharing fees. We enter into hosting agreements with certain mining facilities, which included performance fees calculated as a fixed percentage of net profit generated by the miners. We refer to these fees as profit-sharing fees.

For the three months ended March 31, 2025, profit-sharing fees decreased by $3.1 million, or 72%, compared to profit-sharing fees incurred in the three months ended March 31, 2024. The decrease in profit-sharing fees was primarily due to a lower bitcoin production and partially offset by the higher average BTC price for three months ended March 31, 2025.

We expect a proportionate increase in the cost of revenue as we continue to focus on the expansion and upgrade of our miner fleet.

Cost of revenue - ETH staking business

For the three months ended March 31, 2025, cost of revenue from ETH staking business increased by $16,135, or 98%, compared to the cost of revenue incurred for the three months ended March 31, 2024. The increase was primarily driven by an increased number of staked ETH from 3,008 ETH in the three months ended March 31, 2024 to 21,568 ETH in the three months ended March 31, 2025.

Depreciation and amortization expenses

For the three months ended March 31, 2025 and 2024, depreciation and amortization expenses were $7.2 million and $6.8 million, respectively based on an estimated useful life of property, plant, and equipment.

Effective January 1, 2025, we changed our estimate of the useful lives for our cloud service equipment from three to five years. The change was made to better reflect the expected usage patterns and economic benefits of the assets. Refer to Note 2. Summary of Significant Accounting Policies.

General and administrative expenses

For the three months ended March 31, 2025, our general and administrative expenses, totaling $8.2 million, were primarily comprised of shared-based compensation expenses of $0.3 million, salary and bonus expenses of $1.5 million, professional and consulting expenses of $4.3 million, directors and officers insurance expenses of $0.2 million, marketing expenses of $0.4 million, and travel expenses of $0.2 million.

For the three months ended March 31, 2024, our general and administrative expenses, totaling $6.0 million, were primarily comprised of shared-based compensation expenses of $0.5 million, salary and bonus expenses of $1.0 million, professional and consulting expenses of $2.6 million, directors and officers insurance expenses of $0.2 million, marketing expenses of $0.3 million, and travel expenses of $0.2 million.

(Losses) gains on digital assets

For the three months ended March 31, 2025, a loss of $49.2 million was recognized, primarily attributable to the decreases in the prices of bitcoin and ETH as of March 31, 2025.

For the three months ended March 31, 2024, a gain of $45.7 million was recognized, primarily attributable to the increases in the prices of bitcoin and ETH held as of March 31, 2024.

Income tax provisions

Provision for income taxes consists of federal, state and foreign income taxes. Our income tax provision for the three months ended March 31, 2025 is primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates, and the valuation allowance applied to the Company’s deferred tax assets in the United States, Singapore and Hong Kong. We continue to maintain a valuation allowance against the deferred tax assets in United States, Singapore and Hong Kong as the Company does not expect those deferred tax assets are “more likely than not” to be realized in the near future, particularly due to the uncertainty on macroeconomy, politics and profitability of the business.

Our income tax provision was $0.7 million and $1.6 million for the three months ended March 31, 2025 and 2024, respectively. The income tax provision was lower during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to the impact of the following items: 1) tax expense increased by $0.5 million and $0.3 million in Iceland and the United States due to their higher profitability from business operational results during the three months ended March 31, 2025 compared to the same period in 2024 and 2) tax expense decreased by $1.6 million in Canada due to its cease of business operation during the three months ended March 31, 2025 compared to the same period in 2024.

Net (loss) income and (loss) earnings per share

For the three months ended March 31, 2025, our net loss was $57.7 million, representing a change of $107.8 million from a net income of $50.1 million for the three months ended March 31, 2024.

Basic and diluted loss per share was $0.32 and $0.32 for the three months ended March 31, 2025, respectively. Basic and diluted earnings per share was $0.44 and $0.43 for the three months ended March 31, 2024, respectively.

Basic and diluted weighted average number of shares was 181,413,307 and 181,413,307 for the three months ended March 31, 2025, respectively. Basic and diluted weighted average number of shares was 114,594,710 and 115,594,710 for the three months ended March 31, 2024, respectively.

Discussion of Certain Balance Sheet Items

The following table sets forth selected information from our consolidated balance sheets as of March 31, 2025 and December 31, 2024. This information should be read together with our consolidated financial statements and related notes included elsewhere in this report.

	March 31,	December 31,	Variance in
	2025	2024	Amount
ASSETS
Current Assets
Cash and cash equivalents	$57,555,011	$95,201,335	$(37,646,324)
Restricted cash	3,732,792	3,732,792	-
Accounts receivable	2,531,188	5,267,863	(2,736,675)
USDC	1,036,596	411,413	625,183
Digital assets	79,030,760	161,377,344	(82,346,584)
Net investment in lease - current	2,632,603	2,546,519	86,084
Other current assets	41,505,238	28,319,669	13,185,569
Total Current Assets	188,024,188	296,856,935	(108,832,747)

Non-Current Assets
Loans receivable	400,000	400,000	-
Deposits for property, plant, and equipment	17,096,261	39,059,707	(21,963,446)
Property, plant, and equipment, net	185,305,935	107,302,458	78,003,477
Goodwill	19,243,410	19,383,291	(139,881)
Intangible Assets	12,762,627	13,028,730	(266,103)
Operating lease right-of-use assets	15,138,730	14,967,569	171,161
Net investment in lease - non-current	6,087,814	6,782,479	(694,665)
Investment securities	33,135,336	30,797,365	2,337,971
Deferred tax asset	88,602	89,246	(644)
Other non-current assets	7,965,671	9,579,884	(1,614,213)
Total Non-Current Assets	297,224,386	241,390,729	55,833,657

Total Assets	$485,248,574	$538,247,664	$(52,999,090)

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,812,165	$3,418,172	$(1,606,007)
Current portion of deferred revenue	21,175,064	30,698,458	(9,523,394)
Current portion of operating lease liability	5,030,826	4,529,291	501,535
Income tax payable	1,910,726	1,595,308	315,418
Dividend payable	-	800,000	(800,000)
Other payables and accrued liabilities	18,322,256	13,985,375	4,336,881
Total Current Liabilities	48,251,037	55,026,604	(6,775,567)

Non-Current Liabilities
Other long-term liabilities	589,029	785,372	(196,343)
Non-current portion of deferred revenue	72,963	73,494	(531)
Non-current portion of operating lease liability	8,984,489	9,276,926	(292,437)
Long-term income tax payable	3,196,204	3,196,204	-
Deferred tax liability	6,736,959	6,409,915	327,044
Total Non-Current Liabilities	19,579,644	19,741,911	(162,267)

Total Liabilities	$67,830,681	$74,768,515	$(6,937,834)

Cash and cash equivalents

Cash and cash equivalents primarily consist of funds deposited with banks, which are highly liquid and are unrestricted to withdrawal or use. The total balance of cash and cash equivalents were $57.6 million and $95.2 million as of March 31, 2025 and December 31, 2024, respectively. The decrease in the balance of cash and cash equivalents was a result of net cash of $65.0 million used in investing activities, partially offset by net cash of $17.4 million provided by operating activities, and net cash of $9.4 million provided by financing activities.

Accounts receivable, net

Accounts receivable consists of amounts due from our customers. The total balance of accounts receivable was $2.5 million and $5.3 million as of March 31, 2025 and December 31, 2024, respectively. The decrease in the balance of accounts receivable is attributable to paid invoices from our customers.

USDC

USD Coin (“USDC”) is accounted for as a financial instrument; one USDC can be redeemed for one U.S. dollar on demand from the issuer. The balance of USDC was $1.0 million and $0.4 million as of March 31, 2025 and December 31, 2024, respectively. The increase in the balance of USDC was primarily due to the receipt of USDC from sales of other digital assets of $1.2 million, partially offset by the payment of other expenses of $0.6 million.

Digital assets

Digital assets primarily consist of BTC and ETH. For the three months ended March 31, 2025, we earned digital assets from mining services and ETH staking services. We exchanged BTC into ETH or USDC, exchanged BTC and ETH into cash, or used BTC and ETH to pay certain operating costs and other expenses. Digital assets held are accounted for as intangible assets measured at fair value, with changes in fair value recorded in net income in each reporting period.

As compared with the balance as of December 31, 2024, the balance of digital assets as of March 31, 2025 decreased by $82.3 million, which was primarily attributable to exchange of bitcoins of $32.5 million into cash, exchange of bitcoins of $1.2 million into USDC, payment of ETH to investment fund of $7.0 million, and change in fair value of $49.2 million, partially offset by the generation of bitcoins of $7.8 million from our mining business.

Loans Receivable

Loans receivable consist of a loan issued by the Company to a third party. The total balance of loans receivable was $0.4 million and $0.4 million as of March 31, 2025 and December 31, 2024, respectively.

Net investment in lease

Net investment in lease represents the present value of the lease payments not yet received from lessee. The current and non-current balance of net investment in lease was $2.6 million and $6.1 million, respectively as of March 31, 2025. The current and non-current balance of net investment in lease was $2.5 million and $6.8 million, respectively as of December 31, 2024.

Deposits for property, plant, and equipment

The deposits for property, plant, and equipment consists of advance payments for property, plant, and equipment. The balance was derecognized once the control of the property, plant, and equipment was transferred to and obtained by us.

Compared with December 31, 2024, the balance as of March 31, 2025 decreased $22.0 million, mainly due to the receipt of property and equipment of $80.3 million, offset by prepayment of $58.3 million for property, plant and equipment.

Property, plant, and equipment, net

Property, plant, and equipment primarily consisted of equipment used in our HPC business and digital asset business as well as construction in progress representing assets received but not yet put into service.

As of March 31, 2025, we had 20,854 bitcoin miners with net book value of $18.6 million, cloud service computing equipment with a net book value of $78.5 million, colocation service property, plant, and equipment with a net book value of $36.0 million, and construction in progress of $49.8 million.

As of December 31, 2024, we had 24,239 bitcoin miners with net book value of $17.9 million, cloud service computing equipment with a net book value of $47.2 million, property, plant, and equipment acquired as part of the acquisition of Enovum with a net book value of $36.4 million for colocation service, and construction in progress of $5.1 million.

Operating lease right-of-use assets and operating lease liability

As of March 31, 2025, the Company’s operating lease right-of-use assets and total operating lease liability were $15.1 million and $14.0 million respectively. As of December 31, 2024, the Company’s operating lease right-of-use assets and total operating lease liability were $15.0 million and $13.8 million respectively

The increase in operating lease right-of-use assets and total operating lease liability of $0.2 million and $0.2 million respectively, were due to the additional data center lease entered in 2025 totaling $1.3 million, partially offset by the amortization of the operating lease right-of-use assets totaling $1.1 million for the three months ended March 31, 2025.

Investment Securities

As of March 31, 2025, our portfolio consists of investments in three funds, a privately held company via a simple agreement for future equity (“SAFE”), and four privately held companies over which the Company neither has control nor significant influence. The total balance of investment securities was $33.1 million and $30.8 million as of March 31, 2025, and December 31, 2024, respectively. The increase of $2.3 million in the value of our investment securities was mainly driven by an additional investment of $7.0 million in Innovation Fund I which partially offset by downward fair value adjustments of $0.1 million for the Nine Blocks investment, $0.1 million for the investment in AI Innovation Fund I, and $4.5 million for the investment in Innovation Fund I.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in relation of in Enovum Acquisition. Refer to Note 14. Goodwill And Intangible Assets for further information. As of March 31, 2025 and December 31, 2024, the Company recorded goodwill in the amount of $19.2 million and $19.4 million, respectively.

Intangible Assets

Intangible assets pertain to customer relationships acquired in connection with the acquisition of Enovum. Refer to Note 14. Goodwill and Intangible Assets for further information. As of March 31, 2025 and December 31, 2024, the total balance of intangible assets was $12.8 million and $13.0 million, respectively.

Accounts payable

Accounts payable primarily consists of amounts due for costs related to our digital asset mining, cloud services, colocation services and ETH staking. Compared with December 31, 2024, the balance of accounts payable decreased by $1.6 million in the three months ended March 31, 2025, largely due to a higher volume of payments made.

Deferred revenue

Deferred revenue pertains to prepayments received from customers for HPC business.

As of March 31, 2025, the Company’s current and non-current portion of deferred revenue was $21.2 million and $0.1 million, respectively, compared to $30.8 million and $0.1 million, respectively, as of December 31, 2024. The decrease in deferred revenue of $9.5 million reflects the recognition of $11.1 million in revenue related to the successful fulfillment of performance obligations from our high performance computing services, partially offset by $1.6 million prepayments from customers for HPC services to be rendered in the future.

Long-term income tax payable

Compared with December 31, 2024, the balance as of March 31, 2025 did not change as no incremental penalty was accrued on the existing unrecognized tax benefits for the three months ended March 31, 2024. Refer to Note 15, Income Taxes, for more information.

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

Reconciliations of Adjusted EBITDA to the most comparable U.S. GAAP financial metric for historical periods are presented in the table below:

	For the Three Months Ended March 31,
	2025	2024
Reconciliation of non-GAAP income (loss) from operations:
Net income (loss)	$(57,711,645)	$50,081,857
Depreciation and amortization expenses	7,241,989	6,845,949
Income tax expense	671,716	1,577,350
EBITDA	(49,797,940)	58,505,156

Adjustments:
Loss from disposal of property and equipment	333,620	-
Share-based compensation expenses	252,390	492,599
Changes in fair value of long-term investments	4,692,428	(454,705)
Adjusted EBITDA	$(44,519,502)	$58,543,050

Liquidity and capital resources

As of March 31, 2025, we had working capital of $139.8 million which includes USDC of $1.0 million and digital assets of $79.0 million as compared with working capital of $241.8 million as of December 31, 2024. Working capital is the difference between the Company’s current assets and current liabilities.

To date, we have financed our operations primarily through cash flows from operations, and equity financing through public and private offerings of our securities. We plan to support our future operations primarily from cash generated from our operations and equity financings. We may also consider debt, preferred and convertible financing on favorable terms.

We have sold and intend to continue to offer and sell equity securities from time to time in one or more offerings at the market (ATM) at prices and on terms which the Company will then determine for an initial aggregate offering price of $500 million pursuant to a registration statement on Form F-3 declared effective by the SEC on May 4, 2022. On April 29, 2025, we filed a new ATM Registration Statement on Form S-3 to offer up to an additional $500 million of our ordinary shares. When this registration statement is declared effective it will replace the existing registration statement which has been extended until November 4, 2025.

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

In August and September 2023, the Company sold an aggregate of 781,602 ordinary shares in connection with the at-the-market offering. The Company received net proceeds of $1.9 million, net of offering costs.

In the fourth quarter of 2023, the Company sold an aggregate of 13,962,424 ordinary shares in connection with the at-the-market offering. The Company received net proceeds of $43.3 million, net of offering costs.

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

In the first quarter of 2025, the Company sold an aggregate of 3,149,887 ordinary shares in connection with the at-the-market offering. The Company received net proceeds of $10.2 million, net of offering costs.

On October 11, 2024, the Company acquired all of the issued and outstanding capital stock of Enovum Data Centers Corp. in a transaction valued at approximately CAD 62.8 million (approximately 46.0 million).

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

On October 9, 2024, we executed a Master Service Agreement (the “MSA”) with Boosteroid Inc. (“Boosteroid”), a global cloud gaming provider. Following execution of a binding term sheet with Boosteroid on August 19, 2024, we finalized initial orders of 489 GPUs, projected to generate approximately $7.9 million in contracted value in the aggregate through November 2029. The GPUs have been delivered to respective data centers across the U.S. and Europe and began earning fees in November 2024. The MSA provides Boosteroid with the option to expand in increments of 100 servers, up to 50,000 servers, representing a potential contract value of approximately $700 million over the five-year term assuming Boosteroid utilizes the GPUs and services at full capacity for the duration of the contract. Expansion depends upon the internal development roadmap of Boosteroid, Boosteroid has full discretion to decide when and the quantity to pursue separate source orders (for GPU servers) under the MSA. Additional orders for 701 GPUs were executed in March 2025, representing approximately $10.3 million in contracted value over a five year term.

On December 30, 2024, we entered into a Master Services Agreement (“MSA”) with a minimum purchase commitment of 32 GPUs, along with an associated purchase order, from a new customer, an AI Compute Fund managed by DNA Holdings Venture Inc (“DNA Fund”). The purchase order provides for services utilizing a total of 576 H200 GPUs over a twenty-five month period, terminable by either party upon at least 90 days’ written notice prior to any renewal date. It represents an aggregate revenue opportunity of approximately $20.2 million. Concurrently, we placed a purchase order for 130 H200 servers for approximately $30 million. The deployment commenced in February 2025. In April 2025, the Company signed two additional cloud services agreements with DNA Fund. The first agreement, commencing in early May, includes 104 NVIDIA H200 GPUs under a 23-month term. The second, commencing mid-May, includes 512 H200 GPUs under a 24-month term. With these additions, DNA Fund’s total contracted deployment increased to 1,192 GPUs. Combined, the agreements represent approximately $20.9 million of annualized revenue.

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

Cash flows

	For the Three Months Ended March 31,
	2025	2024
Net Cash Provided by (Used in) Operating Activities	$17,401,915	$(20,867,530)
Net Cash (Used in) Investing Activities	(64,961,231)	(474,409)
Net Cash Provided by Financing Activities	9,377,238	38,652,407
Net increase (decrease) in cash, cash equivalents and restricted cash	(38,182,078)	17,310,468
Effect of exchange rate changes on cash, cash equivalents and restricted cash	535,754	-
Cash, cash equivalents and restricted cash, beginning of period	98,934,127	18,180,934
Cash, cash equivalents and restricted cash, end of period	$61,287,803	$35,491,402

Operating Activities

Net cash provided by operating activities was $17.4 million for the three months ended March 31, 2025, derived mainly from (i) a net loss of $57.7 million for the three months ended March 31, 2025 adjusted for digital assets mined of $7.8 million from our mining services, depreciation expenses and amortization expense of $7.2 million, and loss on digital assets of $49.2 million, share based compensation expenses of $0.3 million, loss from disposal of property, plant, and equipment of $0.3 million, and changes in fair value of investment security of $4.7 million, and (ii) net changes in our operating assets and liabilities, principally comprising of a decrease in digital assets and stable coins of $32.5 million, decrease in deferred revenue of $9.5 million, a decrease in accounts receivable of $2.7 million, an increase in other payable and accrued liabilities of $4.9 million, a decrease in net investment in lease of $0.6 million, a decrease in accounts payable of $0.9 million, an increase in other current assets of $10.7 million, and a decrease in other non-current assets of $1.5 million.

Net cash used in operating activities was $20.9 million for the three months ended March 31, 2024, derived mainly from (i) a net income of $50.1 million for the three months ended March 31, 2024 adjusted for digital assets of $21.9 million from our mining services, depreciation expenses of property and equipment of $6.8 million, unrealized gain on digital assets held in fund of $3.0 million, and gains on digital assets of $45.7 million, and (ii) net changes in our operating assets and liabilities, principally comprising of a decrease in deferred revenue of $9.3 million, decrease in other payable and accrued liabilities of $4.8 million, and a decrease in net investment in lease of $3.1 million, offset by and an increase in accounts payable of $4.8 million and other current assets of $3.4 million.

Investing Activities

Net cash used in investing activities was $65.0 million for the three months ended March 31, 2025, primarily attributable to purchases of and deposits made for property, plant, and equipment of $65.0 million.

Net cash used in investing activities was $0.5 million for the three months ended March 31, 2024, primarily attributable to net purchases of and deposits made for property and equipment of $0.5 million.

Financing Activities

Net cash provided by financing activities was $9.4 million for the three months ended March 31, 2025, attributable to net proceeds of $10.2 million from the at-the-market offering and the payment of dividends of $0.8 million.

Net cash provided by financing activities was $38.7 million for the three months ended March 31, 2024, primarily attributable to net proceeds of $38.7 million from the at-the-market offering.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements. These financial statements are prepared in accordance with U.S. GAAP, which requires the Company to make estimates and assumptions that affect the reported amounts of our assets, liabilities, revenues, and expenses, to disclose contingent assets and liabilities on the dates of the unaudited condensed consolidated financial statements, and to disclose the reported amounts of revenues and expenses incurred during the financial reporting periods. The most significant estimates and assumptions include, but are not limited to, the valuation of current assets, useful lives of property, plant, and equipment, impairment of long-lived assets, intangible assets and goodwill, valuation of assets and liabilities acquired in business combinations, provision necessary for contingent liabilities and realization of deferred tax assets. We continue to evaluate these estimates and assumptions that we believe to be reasonable under the circumstances. We rely on these evaluations as the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates as a result of changes in our estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We believe critical accounting policies as disclosed in this release reflect the more significant judgments and estimates used in preparation of our unaudited condensed consolidated financial statements.

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

We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. In particular, information included under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Report contain forward-looking statements. Where, in any forward-looking statement, an expectation or belief as to future results or events is expressed, such expectation or belief is based on the current plans and expectations of Bit Digital’s management and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. Whether any such forward-looking statements are in fact achieved will depend on future events, some of which are beyond Bit Digital’s control. Except as may be required by law, Bit Digital undertakes no obligation to modify or revise any forward-looking statements to reflect new information, events or circumstances occurring after the date of this Report. Comparisons of results for current and any prior periods are not intended to express any future trends, or indications of future performance, unless expressed as such, and should only be viewed as historical data.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable. A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on this evaluation, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in conducting a cost-benefit analysis of possible controls and procedures.

Changes in Internal Control over Financial Reporting

In October 2024, we acquired 100% of the equity interests of Enovum Data Centers Corp (“Enovum”). We are currently in the process of integrating Enovum’s operations, control processes, and information systems into our systems and control environment and expect to include them in scope of design and operation of our internal control over financial reporting for the year ending December 31, 2025. We believe that we have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during this integration. Other than changes made in connection with the acquisitions, there were no changes in our internal control over financial reporting during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no changes since the filing of the Company’s Form 10-K for the year ended December 31, 2024.

Item 1A. Risk Factors

The Company is not required to provide the information called for in this item due to its status as a Smaller Reporting Company. You should refer to the other information set forth in this report, including the information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in our consolidated financial statements and the related notes. Our business prospects, financial condition or results of operations could be adversely affected by any of these risks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None. Previously reported on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

(a) Exhibits.

Exhibit No.	Document Description

31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).**

101.SCH	Inline XBRL Taxonomy Extension Schema Document.**

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.**

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.**

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).**

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bit Digital, Inc.

Date: May 15, 2025	By:	/s/ Sam Tabar
Sam Tabar
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2025	By:	/s/ Erke Huang
Erke Huang
Chief Financial Officer
(Principal Financial Officer, And Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).**

101.SCH	Inline XBRL Taxonomy Extension Schema Document.**

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.**

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.**

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).**