Form 10-Q
period 2025-06-30
Bit Digital, Inc
filed 2025-08-14
CIK 1710350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from __________ to __________

Commission file number: 001-38421

BIT DIGITAL, INC.
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1606989
(State or other jurisdiction of Company or organization)	(I.R.S. Employer Identification No.)

31 Hudson Yards, Floor 11, New York, NY	10001
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (212) 463-5121

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Ordinary Shares, $.01 par value	BTBT	Nasdaq Capital Market

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

Applicable only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date: 321,432,722 Ordinary Shares as of August 13, 2025.

i

Item 1. Financial Statements and Supplementary Data

BIT DIGITAL, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2025 and December 31, 2024

(Expressed in US dollars, except for the number of shares)

	June 30,	December 31,
	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$181,165,847	$95,201,335
Restricted cash	3,732,792	3,732,792
Accounts receivable	6,491,562	5,267,863
USDC	515,242	411,413
Digital assets	91,214,450	161,377,344
Net investment in lease - current	3,517,921	2,546,519
Loans receivable	400,000	400,000
Other current assets	26,715,156	28,319,669
Total Current Assets	313,752,970	297,256,935

Non-Current Assets
Deposits for property, plant, and equipment	21,066,026	39,059,707
Property, plant, and equipment, net	253,920,936	107,302,458
Goodwill	20,190,268	19,383,291
Intangible assets	13,210,056	13,028,730
Operating lease right-of-use assets	44,799,045	14,967,569
Net investment in lease - non-current	9,367,633	6,782,479
Investment securities	38,953,792	30,797,365
Deferred tax asset	92,962	89,246
Other non-current assets	8,065,349	9,579,884
Total Non-Current Assets	409,666,067	240,990,729

Total Assets	$723,419,037	$538,247,664

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$2,087,887	$3,418,172
Current portion of deferred revenue	11,640,667	30,698,458
Current portion of operating lease liability	5,487,628	4,529,291
Dividend payable	-	800,000
Income tax payable	1,936,542	1,595,308
Other payables and accrued liabilities	18,943,717	13,985,375
Total Current Liabilities	40,096,441	55,026,604

Non-Current Liabilities
Non-current portion of deferred revenue	28,046	73,494
Non-current portion of operating lease liability	38,257,665	9,276,926
Long-term income tax payable	3,196,204	3,196,204
Deferred tax liability	8,259,351	6,409,915
Other long-term liabilities	392,686	785,372
Total Non-Current Liabilities	50,133,952	19,741,911

Total Liabilities	90,230,393	74,768,515

Commitments and Contingencies – Note 19

Shareholders’ Equity
Preferred shares, $0.01 par value, 10,000,000 and 10,000,000 shares authorized, 1,000,000 and 1,000,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	9,050,000	9,050,000
Ordinary shares, $0.01 par value, 340,000,000 and 340,000,000 shares authorized, 284,182,277 and 179,255,191 shares issued, 284,052,291 and 179,125,205 shares outstanding as of June 30, 2025 and December 31, 2024, respectively	2,841,823	1,792,548
Treasury stock, at cost, 129,986 and 129,986 shares as of June 30, 2025 and December 31, 2024, respectively	(1,171,679)	(1,171,679)
Additional paid-in capital	762,157,571	553,583,437
Accumulated deficit	(141,047,106)	(98,209,661)
Accumulated other comprehensive income (loss)	1,358,035	(1,565,496)
Total Shareholders’ Equity	633,188,644	463,479,149
Total Liabilities and Shareholders’ Equity	$723,419,037	$538,247,664

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIT DIGITAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)

For the Three and Six Months Ended June 30, 2025 and 2024

(Expressed in US dollars, except for the number of shares)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

Revenues
Digital asset mining	$6,631,838	$16,079,893	$14,408,801	$37,971,653
Cloud services	16,595,315	12,497,197	31,437,601	20,566,781
Colocation services	1,729,004	-	3,367,413	-
ETH staking	365,332	373,812	925,973	699,558
Other	337,930	92,504	618,497	192,252
Total Revenues	25,659,419	29,043,406	50,758,285	59,430,244

Operating costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown below)
Digital asset mining	(6,075,585)	(10,537,841)	(12,199,474)	(23,522,773)
Cloud services	(6,391,120)	(4,595,301)	(12,479,120)	(7,752,628)
Colocation services	(687,880)	-	(1,199,882)	-
ETH staking	(29,633)	(24,456)	(62,201)	(40,889)
Depreciation and amortization expenses	(8,223,538)	(8,346,633)	(15,465,527)	(15,192,582)
General and administrative expenses	(19,667,364)	(5,480,519)	(27,937,121)	(11,436,259)
Gains (losses) on digital assets	27,154,706	(11,538,949)	(22,050,521)	34,193,628
Total operating expenses	(13,920,414)	(40,523,699)	(91,393,846)	(23,751,503)

Income (loss) from operations	11,739,005	(11,480,293)	(40,635,561)	35,678,741

Net loss from disposal of property and equipment	-	-	(333,620)	-
Other income, net	4,726,754	68,974	395,011	4,569,147
Total other income, net	4,726,754	68,974	61,391	4,569,147

Income (loss) before income taxes	16,465,759	(11,411,319)	(40,574,170)	40,247,888

Income tax expenses	(1,591,557)	(541,781)	(2,263,273)	(2,119,131)
Net income (loss)	$14,874,202	$(11,953,100)	$(42,837,443)	$38,128,757

Other comprehensive income (loss)
Foreign currency translation adjustment	3,428,201	-	2,923,531	-
Comprehensive income (loss)	$18,302,403	$(11,953,100)	(39,913,912)	38,128,757

Weighted average number of ordinary share outstanding
Basic	206,889,826	128,053,586	194,355,223	121,362,883
Diluted	208,817,806	128,053,586	194,355,223	122,374,103

Earnings (loss) per share
Basic	$0.07	$(0.09)	$(0.22)	$0.31
Diluted	$0.07	$(0.09)	$(0.22)	$0.31

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIT DIGITAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three and Six Months Ended June 30, 2025 and 2024

(Expressed in U.S. dollars, except for the number of shares)

	Preferred Shares		Common Shares		Treasury		Additional paid -in	Retained Earnings (Accumulated	Accumulated other comprehensive	Total Stockholders’
	Shares	Amount	Shares	Par Value	Shares	Par Value	capital	deficit)	(loss) income	Equity
Balance, December 31, 2023	1,000,000	9,050,000	107,291,827	1,074,218	(129,986)	(1,171,679)	290,660,609	(146,909,292)	-	152,703,856
Share-based compensation expense	-	-	-	-	-	-	106,199	-	-	106,199
Issuance of common stock/At-the-market offering, net of offering costs	-	-	12,871,934	128,719	-	-	38,523,688	-	-	38,652,407
Share-based compensation in connection with issuance of ordinary shares to employees	-	-	100,000	1,000	-	-	275,000	-	-	276,000
Share-based compensation in connection with issuance of ordinary shares to consultants	-	-	700,000	7,000	-	-	2,058,000	-	-	2,065,000
Share-based compensation in connection with issuance of ordinary shares to director	-	-	40,000	400	-	-	110,000	-	-	110,400
Cumulative effect upon adoption of ASU 2023-08	-	-	-	-	-	-	-	21,193,820	-	21,193,820
Net income	-	-	-	-	-	-	-	50,081,857	-	50,081,857
Balance, March 31, 2024	1,000,000	9,050,000	121,003,761	1,211,337	(129,986)	(1,171,679)	331,733,496	(75,633,615)	-	265,189,539
Share-based compensation expense	-	-	-	-	-	-	40,661	-	-	40,661
Issuance of common stock/At-the-market offering, net of offering costs	-	-	16,237,292	162,373	-	-	41,459,137	-	-	41,621,510
Share-based compensation in connection with issuance of ordinary shares to employees	-	-	120,000	1,200	-	-	381,875	-	-	383,075
Net loss	-	-	-	-	-	-	-	(11,953,100)	-	(11,953,100)
Balance, June 30, 2024	1,000,000	9,050,000	137,361,053	1,374,910	(129,986)	(1,171,679)	373,615,169	(87,586,715)	-	295,281,685

Balance, December 31, 2024	1,000,000	9,050,000	179,125,205	1,792,548	(129,986)	(1,171,679)	553,583,437	(98,209,661)	(1,565,496)	463,479,149
Share-based compensation expense	-	-	-	-	-	-	219,255	-	-	219,255
Issuance of common stock/At-the-market offering, net of offering costs	-	-	3,149,887	31,499	-	-	10,145,739	-	-	10,177,238
Share-based compensation in connection with issuance of ordinary shares to employees	-	-	21,250	216	-	-	48,050	-	-	48,266
Share-based compensation in connection with issuance of ordinary shares to consultants	-	-	450,000	4,500	-	-	1,638,000	-	-	1,642,500
Share-based compensation in connection with issuance of ordinary shares to director	-	-	20,000	200	-	-	67,600	-	-	67,800
Other comprehensive loss	-	-	-	-	-	-	-	-	(504,670)	(504,670)
Net loss	-	-	-	-	-	-	-	(57,711,645)	-	(57,711,645)
Balance, March 31, 2025	1,000,000	9,050,000	182,766,342	1,828,963	(129,986)	(1,171,679)	565,702,081	(155,921,308)	(2,070,166)	417,417,891
Share-based compensation expense	-	-	-	-	-	-	5,819,232	-	-	5,819,232
Issuance of common stock/At-the-market offering, net of offering costs	-	-	25,504,699	255,047	-	-	48,056,280	-	-	48,311,327
Issuance of common stock/public offering, net of offering costs	-	-	75,000,000	750,000	-	-	140,875,128	-	-	141,625,128
Share-based compensation in connection with issuance of ordinary shares to consultants	-	-	250,000	2500	-	-	545,000	-	-	547,500
Share-based compensation in connection with issuance of ordinary shares to employees	-	-	531,250	5,313	-	-	1,159,850	-	-	1,165,163
Other comprehensive income	-	-	-	-	-	-	-	-	3,428,201	3,428,201
Net income	-	-	-	-	-	-	-	14,874,202	-	14,874,202
Balance, June 30, 2025	1,000,000	9,050,000	284,052,291	2,841,823	(129,986)	(1,171,679)	762,157,571	(141,047,106)	1,358,035	633,188,644

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIT DIGITAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2025 and 2024

(Expressed in US dollars)

	For the Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net (loss) income	$(42,837,443)	38,128,757
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization expenses	15,465,527	15,192,582
Loss from disposal of property, plant, and equipment	333,620	-
Losses (gains) on digital assets	22,050,521	(34,193,628)
Share-based compensation expenses	7,143,021	916,334
Realized and unrealized gains on digital assets held within Investment Fund	-	(2,676,237)
Changes in fair value of investment security	875,572	(537,497)
Digital assets mined	(14,408,801)	(37,971,653)
Digital assets earned from staking	(925,973)	(699,558)
Changes in operating assets and liabilities:
Digital assets and stable coins	53,984,537	369,914
Operating lease right-of-use assets	2,439,539	932,997
Deferred revenue	(19,039,677)	(13,073,449)
Lease liability	(2,288,198)	(932,997)
Other current assets	3,930,493	8,383,844
Other non-current assets	1,575,783	568,694
Accounts receivable	(1,186,845)	(4,127,532)
Accounts payable	(258,487)	3,819,978
Other payables and accrued liabilities	5,264,840	(3,706,666)
Net investment in lease	1,341,770	(2,875,439)
Other long-term liabilities	(392,687)	-
Income tax payable	341,234	630,210
Deferred tax liability	1,686,729	1,480,921
Net Cash Provided by (Used in) Operating Activities	35,095,075	(30,370,425)

Cash Flows from Investing Activities:
Purchases of and deposits made for property, plant and equipment	(147,144,795)	(5,560,262)
Investment in equity securities	(2,001,600)	(100,000)
Investment in SAFE	-	(1,000,000)
Proceeds from disposal of property, plant and equipment	906,016	-
Net Cash Used in Investing Activities	(148,240,379)	(6,660,262)

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock for public offering	141,625,128	-
Net proceeds from issuance of common stock/At-the-market offering	58,488,565	80,273,917
Payment of dividends	(800,000)	-
Net Cash Provided by Financing Activities	199,313,693	80,273,917

Net increase in cash, cash equivalents and restricted cash	86,168,389	43,243,230
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(203,877)	-
Cash, cash equivalents and restricted cash, beginning of period	98,934,127	18,180,934
Cash, cash equivalents and restricted cash, end of period	$184,898,639	$61,424,164

Supplemental Cash Flow Information
Cash paid for income taxes, net of refunds	$225,000	$8,000

Non-cash Transactions of Investing and Financing Activities
Reclassification of deposits to property and equipment	$97,296,343	$10,141,866
Right of use assets exchanged for operating lease liability	$31,193,195	$-

Reconciliation of cash, cash equivalents and restricted cash

	June 30,	December 31,
	2025	2024
Cash and cash equivalents	$181,165,847	$95,201,335
Restricted cash	3,732,792	3,732,792
Cash, cash equivalents and restricted cash	$184,898,639	$98,934,127

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIT DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

Bit Digital, Inc. (“BTBT” or the “Company”), is a holding company incorporated on February 17, 2017, under the laws of the Cayman Islands. The Company is a digital asset platform focused on Ethereum (ETH)-native treasury, staking strategies and engaged in the digital asset mining business. Through its subsidiaries, the Company also engages in high performance computing (“HPC”) business, including cloud services and HPC data center services.

On August 17, 2023, WhiteFiber Iceland ehf (f/k/a Bit Digital Iceland ehf) was incorporated to support the Company’s cloud services in Iceland.

On June 27, 2024, WhiteFiber HPC, Inc. (f/k/a Bit Digital HPC, Inc.) (“WF HPC”) was incorporated to support the Company’s cloud services in the United States. WhiteFiber HPC, Inc. is 100% owned by WhiteFiber AI, Inc. which is 100% owned by the Company.

On August 15, 2024, WhiteFiber, Inc. (f/k/a Celer, Inc.) (“WhiteFiber”) was incorporated to support the Company’s generative artificial intelligence (“AI”) workstreams. As of June 30, 2025, WhiteFiber was 100% owned by the Company.

On October 11, 2024, the Company completed the acquisition of Enovum Data Centers Corp (“Enovum”), a Montreal-based owner, operator, and developer of HPC data centers. Enovum Data Centers Corp is 100% owned by WhiteFiber which, as of June 30, 2025, was 100% owned by the Company.

On March 11, 2025, WhiteFiber Canada, Inc. (“WF Canada”) was incorporated to support the Company’s generative AI workstreams in Canada. WF Canada is 100% owned by WhiteFiber AI, Inc., which, as of June 30, 2025, was 100% owned by the Company.

On May 7, 2025, Enovum NC-1 BIDCO, LLC (“Enovum NC”) was incorporated to support the HPC data centers workstreams in North Carolina. Enovum NC is 100% owned by WhiteFiber, which, as of June 30, 2025, was 100% owned by the Company.

On May 22, 2025, WhiteFiber Japan GK (“WF Japan”) was incorporated to support the Company’s generative AI workstreams in Japan. WF Japan is 100% owned by WhiteFiber AI, Inc., which, as of June 30, 2025, was 100% owned by the Company.

The accompanying unaudited condensed consolidated financial statements reflect the activities of the Company and each of the following entities:

Name	Background		Ownership
Bit Digital USA, Inc. (“BT USA”)	●	A United States company	100% owned by Bit Digital, Inc.
	●	Incorporated on September 1, 2020
	●	Engaged in digital asset mining business

Bit Digital Canada, Inc. (“BT Canada”)	●	A Canadian company	100% owned by Bit Digital, Inc.
	●	Incorporated on February 23, 2021
	●	Engaged in digital asset mining business
	●	Dormant and previously engaged in digital asset mining-related business

Bit Digital Hong Kong Limited (“BT HK”)	●	A Hong Kong company	100% owned by Bit Digital, Inc.
	●	Acquired on April 8, 2020
	●	Dormant and previously engaged in digital asset mining-related business

Bit Digital Strategies Limited	●	A Hong Kong company	100% owned by Bit Digital, Inc.
(“BT Strategies”)	●	Incorporated on June 1, 2021
	●	Engaged in treasury management activities

Bit Digital Singapore Pte. Ltd.	●	A Singapore company	100% owned by Bit Digital, Inc.
(“BT Singapore”)	●	Incorporated on July 1, 2021
	●	Engaged in digital asset staking activities

Bit Digital Investment Management	●	A British Virgin Islands company	100% owned by Bit Digital
Limited (“BT IM”)	●	Incorporated on April 17, 2023	Strategies Limited.
	●	Engaged in fund and investment management activities
	●	Disposed on July 1, 2024

Bit Digital Innovation Master Fund	●	A British Virgin Islands company	100% owned by Bit Digital
SPC Limited (“BT SPC”)	●	Incorporated on May 31, 2023	Strategies Limited.
	●	A segregated portfolio company
	●	Disposed on July 1, 2024

WhiteFiber AI, Inc. (f/k/a Bit Digital	●	A United States company	100% owned by Bit Digital, Inc.(1)
AI, Inc.) (“WF AI”)	●	Incorporated on October 19, 2023
	●	Engaged in cloud services

WhiteFiber Iceland ehf (f/k/a Bit Digital	●	An Icelandic company	100% owned by WhiteFiber AI, Inc.(1)
Iceland ehf) (“WF Iceland”)	●	Incorporated on August 17, 2023
	●	Engaged in cloud services

WhiteFiber HPC, Inc. (f/k/a Bit Digital	●	A United States company	100% owned by WhiteFiber AI, Inc.(1)
HPC, Inc.) (“WF HPC”)	●	Incorporated on June 27, 2024
	●	Engaged in HPC business

WhiteFiber, Inc. (f/k/a Celer, Inc.)	●	A United States company	100% owned by Bit Digital, Inc.(1)
(“WhiteFiber”)	●	Incorporated on August 15, 2024
	●	Engaged in HPC business

Enovum Data Centers Corp (“Enovum”)	●	A Canadian company	100% owned by WhiteFiber, Inc.(1)
	●	Acquired on October 11, 2024
	●	Engaged in HPC data center services

WhiteFiber Canada, Inc. (“WF Canada”)	●	A Canadian company	100% owned by WhiteFiber AI, Inc.(1)
	●	Incorporated on March 11, 2025
	●	Engaged in cloud services

Enovum NC-1 BIDCO, LLC	●	A United States company	100% owned by WhiteFiber, Inc.(1)
(“Enovum NC”)	●	Incorporated on May 7, 2025
	●	Engaged in HPC data center services

WhiteFiber Japan GK (“WF Japan”)	●	A Japanese company	100% owned by WhiteFiber AI, Inc.(1)
	●	Incorporated on May 22, 2025
	●	Engaged in cloud services

(1)	Ownership percentages reflected as of June 30, 2025. On August 8, 2025, WhiteFiber completed its initial public offering of its ordinary shares. Prior to the consummation of the initial public offering, the Company entered into a contribution agreement (the “Contribution Agreement”) with WhiteFiber, pursuant to which the Company contributed its HPC business through the transfer of 100% of the capital shares of its cloud services subsidiary, WhiteFiber AI, Inc. and its wholly-owned subsidiaries WhiteFiber HPC, Inc., WhiteFiber Canada, Inc., WhiteFiber Japan G.K. and WhiteFiber Iceland, ehf, to WhiteFiber in exchange for 27,043,749 ordinary shares of WhiteFiber (see Note 18. Related Parties).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The interim unaudited condensed consolidated financial statements are prepared and presented in accordance with accounting principles generally accepted in the United States (“US GAAP”).

The unaudited condensed consolidated financial information as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 has been prepared without audit, pursuant to the rules and regulations of the SEC and pursuant to Regulation S-X. Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with US GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim financial information should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended December 31, 2024, which was filed with the SEC on March 14, 2025.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which are necessary for a fair presentation of financial results for the interim periods presented. The Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements have been prepared using the same accounting policies as used in the preparation of the Company’s consolidated financial statements for the year ended December 31, 2024. The results of operations for the three and six months ended June 30, 2025, and 2024 are not necessarily indicative of the results for the full years.

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

We review the useful lives of equipment on an ongoing basis, and effective January 1, 2025 we changed our estimate of the useful lives for our cloud service equipment from three to five years. The change was made to better reflect the expected usage patterns and economic benefits of the assets. The effect of this change in estimate for the first quarter of 2025, based on cloud service equipment that were included in “Property, plant and equipment, net” as of December 31, 2024 and those acquired during the three months ended March 31, 2025, was a reduction in depreciation and amortization expense of $2.5 million and a benefit to net income of $2.0 million, or $0.01 per basic share and $0.01 per diluted share.

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

As of June 30, 2025, the allowance for credit loss has not been material to the consolidated financial statements.

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

ASC 820 defines “principal market” as the market with the greatest volume and level of activity for the asset or liability. The determination of the principal market (and, as a result, the market participants in the principal market) is made from the perspective of the reporting entity. The digital assets held by the Company are traded on a number of active markets globally. The Company uses both exchanges and Amber Group’s OTC desk to buy and sell digital assets, including transactions involving U.S. dollars or exchanges between different types of digital assets. Prior to April 1, 2025, the Company considered CoinMarketCap to be its principal market. Effective April 1, 2025, the Company determined that Coinbase is its principal market as it provides the most reliable and greatest volume and level of activity for bitcoin and ETH for which the Company can access.

The Company recognizes mining revenue by utilizing the spot price of Bitcoin determined using Coinbase at 0:00:00 UTC on the date of contract inception and staking revenue by utilizing the daily close prices obtained from Coinbase. In 2022, the Company also used hourly close price from CryptoCompare to recognize revenue from our digital asset mining activities. The Company believed the hourly close price can better reflect revenue recognized from our digital asset mining activities as compared to the daily close price from CoinMarketCap used at the time.

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

Deposits for property, plant, and equipment

The deposits for property, plant, and equipment (“PP&E”) represented advance payments for purchases of miner, high performance computing equipment and other equipment used in our colocation services. The Company initially recognizes deposits for PP&E when cash is advanced to our suppliers. Subsequently, the Company derecognizes and reclassifies deposits for PP&E to PP&E when control is transferred to and obtained by the Company.

Below is the roll forward of the balance of deposits for PP&E for the six months ended June 30, 2025 and 2024, respectively.

	For the Six Months Ended June 30,
	2025	2024

Opening balance	$39,059,707	$4,227,371
Reclassification to PP&E	(97,296,343)	(10,141,867)
Addition of deposits for PP&E	79,302,662	8,263,245
Ending balance	$21,066,026	$2,348,749

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

Estimated Useful Life
Digital asset miners	3 years
Cloud service equipment	5 years
Colocation service equipment	10 to 15 years
Building	30 years
Leasehold improvements	15 years
Purchased and internally developed software	1-5 years
Vehicle	5 years
Other property and equipment	20% to 30%

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

Investment securities

As of June 30, 2025 and December 31, 2024, investment securities represent the Company’s investments in three funds, a privately held company via a simple agreement for future equity (“SAFE”), and four privately held companies over which the Company neither has control nor significant influence through investments in ordinary shares or preferred shares.

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

Investment in Innovation Fund/Digital assets held in fund

On October 1, 2023, the Company made an investment of 2,701 Ethereum, with a fair value of $4.7 million, into Bit Digital Innovation Master Fund SPC Ltd. (the “Fund”). The Fund was subsequently consolidated based on the Company’s controlling financial interest. As a result, the assets held in the Fund were included in current assets in the consolidated balance sheets under the caption “Digital assets held in Fund” as of June 30, 2023 before the disposition.

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

On July 1, 2024, the Company entered into a share purchase agreement with Pleasanton Ventures Limited (“Pleasanton Ventures”) for the disposition of Bit Digital Innovation Master Fund SPC Ltd and Bit Digital Investment Management Limited. Refer to Note 20. Disposition of Bit Digital Investment Management Limited and Bit Digital Innovation Master Fund SPC Limited, for more information. Upon the disposition, the Company no longer has a controlling financial interest in the Fund and therefore deconsolidated the Fund in accordance with ASC 810 – “Consolidation” (“ASC 810”). The Company did not record any gain or loss upon deconsolidation as the digital assets in the Fund were measured at fair value. Subsequently, the investment in the Fund is included under the caption “Investment securities” as Investment in Innovation Fund. Refer to Note 10. Investment Securities for more information.

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

For operating sublease where the Company is the lessor, the Company recognizes lease payments in income over the lease term on a straight-line basis and is included in “Other income, net”.

Revenue recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). The Company recognizes revenue when it transfers its goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange. Refer to Note 3. Revenue from Contracts with Customers for further information.

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

Deferred Revenue

Deferred revenue primarily pertains to prepayments received from customers for services that have not yet commenced as of June 30, 2025. Deferred revenues are recognized as revenue recognition criteria have been met.

Remaining performance obligation

Remaining performance obligations represent the transaction price of contracts for work that have not yet been performed. The amount represents estimated revenue expected to be recognized in the future related to the unsatisfied portion of the performance obligation.

Cost of revenue

The Company’s cost of revenue consists primarily of (i) direct production costs related to mining operations, including electricity costs, profit-sharing fees/variable performance fees and/or other relevant costs paid to our hosting facilities, (ii) direct production costs related to our cloud services, including electricity costs, data center lease costs, and other relevant costs, (iii) direct production costs related to our colocation services, including electricity costs, lease costs, data center employees’ wage expenses and other relevant costs, and (iv) direct cost related to ETH staking business, including service fees payable to the service provider.

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

The Company may also enter into contractual arrangements that result in commitments, including purchase obligations. In addition, the Company may be subject to contingent consideration obligations related to asset acquisitions, which involve potential future payments contingent upon the achievement of specified conditions or milestones.

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

Reclassification

Certain items in the financial statements of the comparative period have been reclassified to conform to the financial statements for the current period. The reclassification has no impact on the total assets and total liabilities as of June 30, 2025 or on the statements of operations for the three and six months ended June 30, 2025.

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

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 expands existing income tax disclosures for rate reconciliations by requiring disclosure of certain specific categories and additional reconciling items that meet quantitative thresholds and expands disclosures for income taxes paid by requiring disaggregation by certain jurisdictions. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company is evaluating the impact the updated guidance will have on its disclosures for the year ended December 31, 2025.

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

In May 2025, the Financial Accounting Standards Board (“FASB”) issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, which amends the guidance for identifying the accounting acquirer in transactions involving the acquisition of a variable interest entity that meets the definition of a business. The new standard is effective for the Company for its annual periods beginning January 1, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard.

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

In June 2025, the Company announced that it had initiated a strategic transition to become a pure play ETH staking and treasury company. In connection with the transition, the Company intends to convert its BTC holdings into ETH over time and has commenced a strategic alternatives process for its bitcoin mining operations, which is expected to result in a sale or wind-down, with any net proceeds to be re-deployed into ETH.

Disaggregation of revenues

Revenue disaggregated by reportable segment is presented in Note 17. Segment Reporting.

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

Digital asset mining

The Company enters in contracts with mining pool operators to provide computing power to digital asset mining pools. Providing computing power for digital asset transaction verification services is an output of the Company’s ordinary activities. The provision of such computing power is the only performance obligation in the Company’s contracts with mining pool operators.

Contract inception and the Company’s enforceable right to consideration begin when the Company commences providing hash calculation services to the mining pool operators. Each party to the contract has the unilateral right to terminate the contract at any time without any compensation to the other party for such termination. As such, the duration of a contract is less than 24 hours (a day) and may be continuously renewed throughout the day. The implied renewal option is not a material right because there are no upfront or incremental fees in the initial contract, and the rate of payments remains the same upon each implied renewal, as the Full-Pay-Per-Share (FPPS) formula remains the same. The Company is entitled to compensation once it begins to perform hash calculations for the pool operator in accordance with the operator’s specifications over a 24-hour period beginning 00:00:00 UTC and ending 23:59:59 on a daily basis. In exchange for providing computing power, the Company is entitled to a fractional share of the fixed digital assets award the mining pool operator receives, for successfully adding a block to the blockchain. The Company’s fractional share is based on the proportion of computing power the Company contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm. The Company is entitled to its relative share of consideration even if a block is not successfully placed.

The transaction consideration the Company receives, if any, is noncash consideration in the form of digital assets, net of pool fees charged by the mining pool operator. The Company estimates the fair value of noncash consideration at contract inception. This non-cash consideration is variable since the amount of block reward earned depends on the Company’s hash rate provided and transaction fees depend on the actual Bitcoin Network transaction fees. While the non-cash consideration is variable, the payout is settled the next day on a daily basis and the Company has the ability to estimate the variable consideration with reasonable certainty, without the risk of significant revenue reversal because it is probable that a significant reversal in the amount of revenue recognized from the contract will not occur when the uncertainty is subsequently resolved.

Revenue is recognized on the same day that control of the contracted service transfers to the mining pool operator, which is the same day as contract inception. Revenue is estimated and recognized based on the spot price of Bitcoin determined using the Company’s Principal Market at 0:00:00 UTC on the date of contract inception.

Below table presents the Company’s revenues generated from digital asset mining business from Foundry USA Pool by country:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
United States	$5,216,951	$14,185,805	$11,619,414	$33,497,689
Iceland	1,414,887	1,210,510	2,789,387	2,811,550
Canada	-	683,578	-	1,662,414
	$6,631,838	$16,079,893	$14,408,801	$37,971,653

ETH staking business

The Company generates revenue through ETH staking rewards. The Company commenced both native staking business and liquid staking business in 2022. In the first quarter of 2024, the Company terminated its liquid staking business. During the six months ended June 30, 2025, the Company only participated in native staking. In July 2025, we resumed liquid staking through the Liquid Collective protocol with 5,120 ETH.

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

As of June 30, 2025 and December 31, 2024, the Company had native staked 21,568 ETH and 21,568 ETH, respectively, on the Ethereum blockchain. For the six months ended June 30, 2025 and 2024, the Company earned 377.8 ETH valued at $925,973 and 220.5 ETH valued at $695,055, respectively, from such staking activities and recognized the ETH staking rewards as revenues.

(b) Liquid staking

Liquid staking is similar to native staking in terms of performance obligations, determination of transaction price and revenue recognition. When we participated in liquid staking via Portara protocol, the Company received receipt tokens sETH-H to represent the staked ETH at 1:1 ratio. The liquid staking rewards were in the form of rETH-H which could be redeemed for ETH from the liquid staking provider or exchange for ETH via over-the-counter markets. When we participated in liquid staking via Liquid Collective protocol, the Company received receipt tokens Liquid Staked ETH (“LsETH”) to represent the staked ETH. LsETH uses a floating conversion rate, or protocol conversion rate, between the receipt token and staked tokens, reflecting the value of accrued network rewards, penalties, and fees associated with the staked tokens.

For the six months ended June 30, 2024, the Company generated revenues of $4,503 from the liquid staking. We generated no revenue from liquid staking during the six months ended June 30, 2025.

Contract costs

The Company capitalizes commission expenses directly related to obtaining customer contracts, which would not have been incurred if the contract had not been obtained. As of June 30, 2025, capitalized costs to obtain a contract totaled $1.5 million, and the outstanding commission expense payable was $1.6 million. As of December 31, 2024, capitalized costs to obtain a contract totaled $2.0 million, and the outstanding commission expense payable was $1.6 million.

Contract Assets

Contract assets primarily consist of revenue allocated to complimentary services provided to customers as part of contractual arrangements. As of June 30, 2025 and December 31, 2024, contract assets were $1.3 million and $0, respectively.

Contract Liabilities

The Company’s contract liabilities consist of deferred revenue and customer deposits. The following table presents changes in the total contract liabilities:

	For the Six Months Ended June 30,
	2025	2024
Beginning balance	$30,771,952	$13,073,449
Revenue earned	(22,509,221)	(13,073,449)
Prepayment received	3,405,982	-
Ending balance	$11,668,713	$-

Remaining performance obligation

The following table presents estimated revenue expected to be recognized in the future related to the unsatisfied portion of the performance obligation as of June 30, 2025:

	2025	2026	2027	2028	2029	Total
Colocation Services	$3,103,554	$3,489,886	$710,751	$82,674	$-	$7,386,865
Other Revenue	716,336	1,071,272	696,558	454,618	$3,527,025	6,465,809
Total contract liabilities	$3,819,890	$4,561,158	$1,407,309	$537,292	$3,527,025	$13,852,674

The amounts presented in the table above exclude variable consideration allocated entirely to wholly unsatisfied performance obligations. Such amounts have been excluded from the disclosure of remaining performance obligations in accordance with ASC 606, as the consideration is not fixed and determinable.

4. Acquisitions

Enovum Data Centers Acquisition

On October 11, 2024, the Company acquired 100% of Enovum Data Centers Corp (the “Acquiree” or “Enovum”), an owner, operator, and developer of high-performance computing data centers, located in Montreal, Quebec, Canada. The acquisition of Enovum provides the Company with a strong diversity of existing and prospective colocation customers, delivers a strong pipeline of expansion site opportunities and an experienced management team to lead the development processes, and enables the Company to offer new service offerings. The acquisition creates the potential for significant synergies, as the Company may capture additional margin from HPC customers, versus hosting them with third party data centers. Additionally, Enovum enhances the Company’s competitive positioning in the marketplace, enabling the Company to offer an integrated GPU cloud solution to customers. Finally, the Company will enjoy greater operating flexibility by collocating its owned GPU inventory in Enovum data centers, offering capacity to customers on a just-in-time basis.

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

Through June 30, 2025, the Company recognized $2.0 million of acquisition-related costs in the income statement line item “General and Administrative Expense”.

The following unaudited pro forma financial information represents the consolidated results of operations as if the acquisition had occurred on January 1, 2024:

	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024
Revenue	$30,280,259	$61,422,697
Net income	$(11,867,832)	$37,785,718

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

Real estate Acquisition – Montreal, Canada

On December 27, 2024, the Company, through WhiteFiber, acquired the building and land, together with all the related improvements, located in Montreal, Canada, from an unrelated third party. The total consideration consisted of approximately $23.3 million in cash.

The acquired set of assets did not meet the definition of a business as defined in ASC 805, Business Combinations, as no substantive processes or employees were acquired. The assets acquired consisted primarily of land, building and related equipment, which are included in Property and equipment, net on the consolidated balance sheets. The fair value of the tangible assets acquired was estimated to be $23.3 million. No identifiable intangible assets were acquired, no goodwill was recognized, and no liabilities were assumed in connection with the transaction.

Real estate Acquisition – Madison, North Carolina

On May 20, 2025, the Company, through WhiteFiber, acquired the building and land, together with all the related improvements owned by Unifi Manufacturing, inc. (“Unifi Transaction”) that were located in Madison, North Carolina. The total consideration consisted of $45.0 million in cash, including the initial deposit of $2.2 million.

The acquired set of assets did not meet the definition of a business as defined in ASC 805, Business Combinations, as no substantive processes or employees were acquired. The assets acquired consisted primarily of land, building and related equipment, which are included in Property and equipment, net on the consolidated balance sheets. The fair value of the tangible assets acquired was estimated to be $45.0 million. No identifiable intangible assets were acquired, no goodwill was recognized, and no liabilities were assumed in connection with the transaction.

In connection with the agreement, additional contingent consideration may become payable to the seller based on the timing and availability of power at the site (see Note 19. Commitments and Contingencies).

5. USDC

	June 30, 2025	December 31, 2024
USDC	$515,242	$411,413

The following table presents additional information about USDC for the six months ended June 30, 2025 and 2024, respectively:

	For the Six Months Ended June 30,
	2025	2024

Opening balance	$411,413	$405,596
Receipt of USDC from sales of other digital assets	1,223,250	1,044,600
Payment of USDC for other expenses	(1,159,521)	(1,110,090)
Receipt of USDC from sales of property, plant, and equipment	40,100	-
Ending balance	$515,242	340,106

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

The following table presents the Company’s significant digital assets holdings as of June 30, 2025:

	Quantity	Cost Basis	Fair Value
BTC	280.4	$15,051,528	$30,051,600
ETH	24,601.0	60,282,525	61,162,850
Total digital assets held as of June 30, 2025		$75,334,053	$91,214,450

The cost basis is equal to the post-impairment value of all BTC and ETH held as of the adoption of ASU 2023-08 on January 1, 2024. For BTC and ETH earned subsequent to the adoption of ASU 2023-08, the cost basis of the BTC and ETH represents the valuation at the time the Company determined for revenue recognition purposes.

The following table presents a roll-forward of BTC for the six months ended June 30, 2025, based on the fair value model under ASU 2023-08:

Fair value
BTC as of December 31, 2024	$69,319,731
Receipt of BTC from mining services	14,408,801
Sales of BTC in exchange of cash	(53,963,734)
Sales of BTC in exchange of USDC	(1,223,250)
Payment of BTC for service charges from mining facilities	(1,166,722)
Payment of BTC for other expenses	(73,707)
Change in fair value of BTC	2,750,481
BTC fair value as of June 30, 2025	$30,051,600

For the additions of BTC generated by the Company’s mining business, see Note 3. Revenue from Contracts with Customers.

Bitcoin is sold on a FIFO basis. For the six months ended June 30, 2025, gains from the sales of bitcoin are included in change in fair value of BTC which is included in the consolidated statements of operations under the caption “Gains (losses) on digital assets”.

The following table presents a roll-forward of ETH for the six months ended June 30, 2025, based on the fair value model under ASU 2023-08:

Fair value
ETH as of December 31, 2024	$92,057,613
Receipt of ETH from native staking business	925,973
Investment of ETH in fund	(7,030,398)
Payment of ETH for other expenses	(780)
Change in fair value of ETH	(24,789,558)
ETH fair value at June 30, 2025	$61,162,850

For the additions of ETH generated by the Company’s ETH staking business, see Note 3. Revenue from Contracts with Customers.

ETH is sold on a FIFO basis. For the six months ended June 30, 2025, gains from the sales of ETH are included in change in fair value of ETH which is included in the consolidated statements of operations under the caption “Gains (losses) on digital assets”.

7. OTHER CURRENT ASSETS

Other current assets were comprised of the following:

	June 30, 2025	December 31, 2024
Deposits (a)	$4,757,685	$1,704,785
Prepayments to mining facilities (b)	-	290,475
Prepaid director and officer insurance expenses	611,150	219,471
Prepaid consulting service expenses	3,495,450	3,016,460
Deposit for lease	76,906	63,586
Deferred contract costs	982,039	982,039
Contract assets	807,322	-
Prepayment to third parties	8,263,352	15,526,472
Receivable from third parties	5,814,496	6,305,652
Others	1,906,756	210,729
Total	$26,715,156	$28,319,669

(a)

As of June 30, 2025 and December 31, 2024, the balance of deposits represented the deposits made to our service providers, who paid utility charges in mining facilities on behalf of the Company. The deposits are refundable upon expiration of the agreement.

(b)	As of June 30, 2025 and December 31, 2024, the balance of prepayments to mining facilities represented the prepayments for service charges from the mining facilities.

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

On October 11, 2024, the Company acquired 100% of Enovum Data Centers Corp, including a data center lease agreement in Montreal for its data center services. The remaining lease term on the date of acquisition was twelve years with two five-year renewal options.

On December 3, 2024, the Company entered into a lease agreement in Singapore for general and administrative purposes. The initial lease term is two years with option to renew for one year.

On February 11, 2025, the Company, through WhiteFiber, entered into an additional office lease agreement for its headquarters office in New York. The initial lease term is twenty-seven months with automatic renewals on a month-to-month basis.

On March 1, 2025, the Company entered into an additional capacity lease agreement for its cloud services. The initial lease term is three years with automatic renewals for successive twelve-month periods.

On April 1, 2025, the Company entered into a lease agreement for general and administrative purposes. The lease term is two years.

On April 11, 2025, the Company, through WhiteFiber, entered into a data center lease agreement in Saint-Jérôme for its data center colocation services. The initial lease term is for twenty years with two 5-year extension options. The transaction also includes a fixed-price purchase option exercisable until December 31, 2025.

As of June 30, 2025 and December 31, 2024, operating right-of-use assets were $44.8 million and $15.0 million, respectively and operating lease liabilities were $43.7 million and $13.8 million, respectively. For the three months ended June 30, 2025 and 2024, the Company’s amortization on the operating lease right-of-use assets totaled $1.3 million and $0.5 million, respectively. For the six months ended June 30, 2025 and 2024, the Company’s amortization on the operating lease right-of-use assets totaled $2.4 million and $0.9 million, respectively.

The following table presents the components of the Company’s lease expense. GPU lease expenses and data center lease expenses related to operational data centers are included in cost of revenue; data center lease expenses incurred during construction and office lease expenses are included in general and administrative expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease costs	$5,564,798	$4,430,061	$10,686,875	$7,112,240
Short-term lease costs	68,967	91,573	138,015	180,073
Sublease income	(6,578)	-	(12,765)	-
Total lease costs	5,627,187	4,521,634	10,812,125	7,292,313

Additional information regarding the Company’s leasing activities as a lessee is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Operating cash outflows from operating leases	$1,815,328	$600,000	$3,190,019	$1,200,000
Remaining lease term – operating lease	21.3	2.5	21.3	2.5
Discount rate – operating lease	6.5%	9.9%	6.5%	9.9%

The following table represents our future minimum operating lease payments as of June 30, 2025:

Year	Amount
2025	$3,931,558
2026	7,794,627
2027	4,263,598
2028 and thereafter	61,260,476
Total undiscounted lease payments	77,250,259
Less present value discount	(33,504,966)
Present value of lease liability	$43,745,293

The Company entered into a GPU server lease agreement effective January 2024 for its cloud services designed to support generative AI workstreams. The lease payment depends on the usage of the GPU servers and the Company concludes that the lease payments are variable and will be recognized when they are incurred. For the three months ended June 30, 2025 and 2024, the GPU server lease expense amounted to $3.7 million and $3.8 million, respectively. For the six months ended June 30, 2025 and 2024, the GPU server lease expense amounted to $7.5 million and $5.9 million, respectively.

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

During the quarter ended December 31, 2024, the Company entered into two sales-type lease agreements as a lessor for its cloud service equipment. The term of the lease is scheduled to expire in October 2029 and November 2029 respectively.

During the quarter ended December 31, 2024, the Company entered into an operating sublease agreement to partially lease out its leased data center to a third party. The term of the sublease is scheduled to expire on October 30, 2026 and includes two automatic renewal periods of three years each, unless subtenant provides at least 90 days’ notice of non-renewal prior to the end of the then-current term.

During the quarter ended June 30, 2025, the Company entered into two sales-type lease agreements as a lessor for its cloud service equipment. The term of the lease is scheduled to expire in April 2030 and May 2030, respectively.

The components of lease income for the sales-type lease were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Interest income related to net investment in lease	$337,930	$92,504	$618,497	$192,252

Interest income is included in the consolidated statements of operations under the caption “Revenue – Other”.

The components of net investment in sales-type leases were as follows:

	June 30, 2025	December 31, 2024
Net investment in lease - lease payment receivable	$12,885,554	$9,328,998

The following table illustrates the Company’s future minimum receipts for sales-type lease as of June 30, 2025:

Year	Sales-Type Lease
2025	$2,413,097
2026	4,826,194
2027	2,844,663
2028	2,844,663
2029	3,088,784
Total future minimum receipts	16,017,401
Unearned interest income	(3,131,847)
Net investment in sales type lease	$12,885,554

The present value of minimum sales-type receipts of $12,885,554 is included in the consolidated balance sheets under the caption “Net investment in lease”.

The following table illustrates the future lease payments from the Company’s sublease tenant as of June 30, 2025 were as follows:

Year	Operating Lease
2025	$13,021
2026	26,042
2027	26,042
2028	26,042
2029	26,042
Thereafter	73,785
Total future receipts	190,974

9. PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant and equipment, net was comprised of the following:

	June 30, 2025	December 31, 2024
Miners for Bitcoin	$44,862,716	$37,484,751
Cloud service equipment	99,492,846	63,360,624
Colocation service equipment	15,133,931	12,509,288
Purchased and internal-use software development costs	2,493,397	495,285
Land	10,773,232	3,502,539
Building	56,399,860	19,474,743
Leasehold Improvements	2,450,025	2,032,691
Vehicle	235,576	235,576
Other property and equipment	30,276	29,066

Less: Accumulated depreciation	(48,005,905)	(36,946,762)
	183,865,954	102,177,801
Construction in progress	70,054,982	5,124,657
Property, plant, and equipment, net	$253,920,936	$107,302,458

For the six months ended June 30, 2025 and 2024, depreciation expenses were $8,223,538 and $8,346,633, respectively. Construction in Progress represents assets received but not placed into service as of June 30, 2025 and December 31, 2024.

During the quarter ended March 31, 2024, we purchased data storage equipment totaling $5,315,202. Almost immediately thereafter, we entered into a sales-type lease agreement for a portion of these assets valued at $3,353,608 with a third party. As a result, the leased data storage equipment was derecognized from our property and equipment and recorded as a net investment in lease. Refer to Note 8. Leases for more information.

During the quarter ended September 30, 2024, we purchased data storage equipment totaling $1,254,248 and immediately thereafter, we entered into a sales-type lease agreement effective August 2024 for a portion of these assets valued at $1,184,937 with a third party. As a result, the leased data storage equipment was derecognized from our property and equipment and recorded as a net investment in lease. Refer to Note 8. Leases for more information.

During the quarter ended December 31, 2024, the Company purchased servers and network equipment totaling $6,056,700 and almost immediately thereafter, we entered into two sales-type lease agreements effective November 2024 and December 2024 with a third party. As a result, the leased cloud service equipment was derecognized from our property, plant, and equipment and recorded as a net investment in lease. Refer to Note 8. Leases for more information.

During the quarter ended June 30, 2025, the Company purchased servers and network equipment totaling $4,898,326 and almost immediately thereafter, we entered into two sales-type lease agreements effective May 2025 and June 2025, respectively, with a third party. As a result, the leased cloud service equipment was derecognized from our property, plant, and equipment and recorded as a net investment in lease. Refer to Note 8. Leases for more information.

Sales of miners for the three months ended March 31, 2025

For the three months ended March 31, 2025, the Company sold 4,828 bitcoin miners for a total consideration of $906,016. On the dates of the transaction, the total original cost and accumulated depreciation of these miners were $5,362,720 and $4,123,084, respectively. The Company recognized a loss of $333,620 from the sale of miners which was recorded in the account of “loss from disposal of property and equipment”. As of the date of this report, the Company has collected cash consideration of $906,016.

10. INVESTMENT SECURITIES

Investment securities were comprised of the following:

	June 30, 2025	December 31, 2024
Investment in Digital Future Alliance Limited (“DFA”) (a)	$94,534	$94,534
Investment in Nine Blocks Offshore Feeder Fund (“Nine Blocks”) (b)	2,934,308	3,036,403
Investment in Auros Global Limited (c)	1,999,987	1,999,987
Investment in Ingonyama Ltd (d)	100,000	100,000
Investment in Cysic Inc. (e)	100,000	100,000
Investment in a SAFE (f)	1,000,000	1,000,000
Investment in AI Innovation Fund I (“AI fund”) (g)	17,651,600	15,800,000
Investment in Innovation Fund I (“Innovation fund”) (h)	15,073,363	8,666,441
Total	$38,953,792	$30,797,365

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

For the three and six months ended June 30, 2025 and 2024, the Company did not record upward adjustments or downward adjustments on the investment. The Company’s impairment analysis considers both qualitative and quantitative factors that may have a significant effect on the fair value of the equity security. As of June 30, 2025 and December 31 2024, the Company did not recognize impairment against the investment security.

(b) Investment in Nine Blocks Offshore Feeder Fund (“Nine Blocks”)

On August 1, 2022, the Company entered into a subscription agreement with Nine Blocks for investment of $2.0 million. The investment includes a direct investment into the Nine Blocks Master Fund, a digital assets market neutral fund using basis trading, relative value, and special situations strategies.

As a practical expedient, the Company uses Net Asset Value (“NAV”) or its equivalent to measure the fair value of the investment in the fund. For the three months ended June 30, 2025 and 2024, the Company recorded cumulative downward adjustments of $26,095 and cumulative upward adjustments of $82,792, respectively, on the investment. For the six months ended June 30, 2025 and 2024, the Company recorded cumulative downward adjustments of $102,095 and cumulative upward adjustments of $537,497, respectively, on the investment.

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

For the three and six months ended June 30, 2025 and 2024, the Company did not record upward adjustments or downward adjustments on the investment. The Company’s impairment analysis considers both qualitative and quantitative factors that may have a significant effect on the fair value of the equity security. As of June 30, 2025 and December 31, 2024, the Company did not recognize impairment against the investment security.

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

For the three and six months ended June 30, 2025 and 2024, the Company did not record upward adjustments or downward adjustments on the investment. The Company’s impairment analysis considers both qualitative and quantitative factors that may have a significant effect on the fair value of the equity security. As of June 30, 2025 and December 31, 2024, the Company did not recognize impairment against the investment security.

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

For the three and six months ended June 30, 2025, the Company did not record upward adjustments or downward adjustments on the investment. The Company’s impairment analysis considers both qualitative and quantitative factors that may have a significant effect on the fair value of the equity security. As of June 30, 2025 and December 31, 2024, the Company did not recognize impairment against the investment security.

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

For the three and six months ended June 30, 2025, the Company did not record upward adjustments or downward adjustments on the investment.

(g) Investment in AI Innovation Fund I (“AI fund”)

On July 15, 2024, the Company entered into a subscription agreement with Pleasanton Ventures Innovation Master Fund SPC Limited for investment of $15.9 million in its AI Innovation Fund I. The investment includes a direct investment into private equity and fund of fund opportunities within the AI industry. On May 20, 2025 the Company invested an additional $2.0 million into the fund.

As a practical expedient, the Company uses Net Asset Value (“NAV”) or its equivalent to measure the fair value of the investment in the fund. For the three months ended June 30, 2025, the Company recorded cumulative downward adjustments of $75,000 on the investment. For the six months ended June 30, 2025, the Company recorded cumulative downward adjustments of $150,000 on the investment.

(h) Investment in Innovation Fund I (“Innovation fund”)

After the Company disposed its BVI entities for its previous fund operation (See Note 20. Disposition of Bit Digital Investment Management Limited and Bit Digital Innovation Master Fund Spc Limited for more information), the Company no longer consolidates the investment in the fund. As a practical expedient, the Company uses Net Asset Value (“NAV”) or its equivalent to measure the fair value of the investment in the fund.

On March 25, 2025, the Company invested an additional 3,400 ETH, equivalent to approximately $7.0 million into the fund. For the three months ended June 30, 2025 and 2024, the Company recorded cumulative upward adjustments of $3,917,951 and $331,625, respectively, on the investment. For the six months ended June 30, 2025 and 2024, the Company recorded cumulative downward adjustments of $623,477 and downward adjustment of $2,676,237, respectively, on the investment.

11. OTHER NON-CURRENT ASSETS

Other non-current assets were comprised of the following:

	June 30, 2025	December 31, 2024
Deposits (a)	$6,249,881	$7,103,560
Deferred contract costs	491,020	982,039
Contract assets	538,214	-
Others	786,234	1,494,285
Total	$8,065,349	$9,579,884

(a)

As of June 30, 2025 and December 31, 2024, the balance of deposits primarily consisted of the deposits made to utility company related to our colocation services and to our service providers who paid utility charges in mining facilities on behalf of the Company. The deposits are refundable upon expiration of the agreement.

12. SHARE-BASED COMPENSATION

Share-based compensation such as restricted stock units (“RSUs”), incentive and non-statutory stock options, restricted shares, share appreciation rights and share payments may be granted to any directors, employees and consultants of the Company or affiliated companies under the 2021 Omnibus Equity Incentive Plan (“2021 Plan”), 2021 Second Omnibus Equity Incentive Plan (“2021 Second Plan”), 2023 Omnibus Equity Incentive Plan (“2023 Plan”), and 2025 Omnibus Equity Incentive Plan (“2025 Plan”). An aggregate of 2,415,293 RSUs were granted under the 2021 Plan and no ordinary shares remain reserved for issuance under the 2021 Plan. There are 5,000,000 ordinary shares reserved for issuance under the Company’s 2021 Second Plan, under which 4,211,372 RSUs and 395,000 share options have been granted as of June 30, 2025. There are 5,000,000 ordinary shares reserved for issuance under the Company’s 2023 Plan, under which 4,993,201 RSUs have been granted as of June 30, 2025. There are 8,000,000 ordinary shares reserved for issuance under the Company’s 2025 Plan, under which 3,305,963 RSUs have been granted as of June 30, 2025.

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

On May 14, 2025, the Company granted 20,000 RSUs to an employee. All of these RSUs were immediately vested.

On June 17, 2025, the Company granted 2,599,198 RSUs to employees. All of these RSUs vested on July 2, 2025, the effective date of the S-8 registration statement filed July 2, 2025.

On June 30, 2025, the Company granted 255,000 RSUs to each of the Company’s Chief Executive Officer and Chief Financial Officer in accordance with their compensation arrangements. All of these RSUs were immediately vested.

For the three months ended June 30, 2025 and 2024, the Company recognized share-based compensation expenses of $6,874,740 and $383,047. For the six months ended June 30, 2025 and 2024, the Company recognized share-based compensation expenses of $7,090,538 and $770,635. As of June 30, 2025, the Company had $3,607,864 unrecognized compensation costs related to the unvested RSUs.

As of June 30, 2025, the Company had 3,769,914 awarded and unvested RSUs.

Share Options

For the three months ended June 30, 2025 and 2024, the Company did not grant any options.

The Company recognizes compensation expenses related to options on a straight-line basis over the vesting periods. For the three months ended June 30, 2025 and 2024, the Company recognized share-based compensation expenses of $15,906 and $40,688, respectively. For the six months ended June 30, 2025 and 2024, the Company recognized share-based compensation expenses of $52,498 and $145,700, respectively. As of June 30, 2025, there were $1,923 of unrecognized compensation costs related to all outstanding share options.

Other share-based compensation

In January 2025, the Company entered into separate one-year service agreements with three consultants by granting each 150,000 RSUs, all of which vested immediately. Over the duration of the service agreement, the Company will recognize share-based compensation expenses aggregating $1.6 million based upon the closing price of the Company’s ordinary shares on date of agreement.

In April 2025, the Company entered into a one-year service agreement with a consulting firm and granted 250,000 RSUs thereto, all of which vested immediately. Over the duration of the service agreement, the Company will recognize share-based compensation expenses aggregating $0.5 million based upon the closing price of the Company’s ordinary shares on date of agreement.

In April 2025, WhiteFiber entered into a one-year director agreement with David Andre pursuant to which Mr. Andre would be appointed as a director of WhiteFiber upon the commencement of trading of our Ordinary Shares on the Nasdaq Capital Market. This agreement granted 135,135 RSUs of Bit Digital, which are subject to a four-quarter service vesting schedule. As the effective date of the Form S-1 was subsequent to June 30, 2025, this agreement was considered a consulting agreement until Mr. Andre was elected to the Board of Directors of WhiteFiber on August 7, 2025. Over the duration of the service agreement, the Company will recognize share-based compensation expenses aggregating $0.2 million based upon the closing price of the Company’s ordinary shares on the date of the agreement.

13. SHARE CAPITAL

Ordinary shares

As of December 31, 2024, there were 179,255,191 ordinary shares issued and 179,125,205 ordinary shares outstanding.

In May 2022, the Company entered into an At-the-Market Offering Agreement with H.C. Wainwright & Co., LLC relating to the Company’s ordinary shares. In accordance with the terms of the sales agreement, the Company may offer and sell ordinary shares having an aggregate offering price of up to $500,000,000. During the six months ended June 30, 2025, the Company sold 28,654,586 ordinary shares for an aggregate purchase price of $58.5 million net of offering costs pursuant to this at-the-market offering.

On April 29, 2025, the Company filed a registration statement on Form S-3 (No. 333-286841) to register up to $500 million of its ordinary shares, preference shares, debt securities, warrants, units and subscription rights (the “Registration Statement”).

In June 2025, the Company completed an underwritten public offering of its ordinary shares registered under the Registration Statement. In accordance with the terms of the underwriting agreement entered into with B. Riley Securities, Inc., as representative of the several underwriters, the Company sold 75,000,000 ordinary shares at a price to the underwriters of $1.90 per share. The Company received net proceeds of approximately $141.6 million, after deducting the underwriting discount and offering expense. On July 1, 2025, the underwriters related to this public offering fully exercised their option to purchase an additional 11,250,000 ordinary shares, resulting in additional net proceeds to the Company of $21.3 million, after deducting the underwriting discount and offering expenses.

During the six months ended June 30, 2025, 1,272,500 ordinary shares were issued to the Company’s employees, directors, and consultants in settlement of an equal number of fully vested restricted share units awarded to such individuals and companies by the Company pursuant to grants made under the Company’s 2023 Plan and 2025 Plan.

As of June 30, 2025, there were 284,182,277 ordinary shares issued and 284,052,291 ordinary shares outstanding.

Preferred shares

As of June 30, 2025 and December 31, 2024, there were 1,000,000 preferred shares issued and outstanding.

The preference shares are entitled to the following preference features: 1) an annual dividend of 8% when, and if, declared by the Board of Directors; 2) a liquidation preference of $10.00 per share; 3) convert on a one for one basis for ordinary shares, subject to a 4.99% conversion limitation; 4) rank senior to ordinary shares in insolvency; and 5) solely for voting purposes vote 50 ordinary shares, for each preference share.

On December 20, 2024, the Board of Directors declared an 8% ($800,000) dividend on the preference shares to Geney Development Ltd. (“Geney”). Erke Huang, our Chief Financial Officer, is the President of Geney and the beneficial owner of 30% of the equity of Geney, with the remaining 70% held by Zhaohui Deng, the Company’s Chairman of the Board. The Company fully paid the declared dividend in January 2025.

Treasury stock

The Company treats ordinary shares withheld for tax purposes on behalf of employees in connection with the vesting of restricted share grants as ordinary share repurchases because they reduce the number of ordinary shares that would have been issued upon vesting. For the six months ended June 30, 2025 and 2024, the Company withheld nil ordinary shares that were surrendered to the Company for withholding taxes related to restricted stock vesting valued at $nil, based on fair value of the withheld shares on the vesting date.

As of June 30, 2025 and December 31, 2024, the Company had treasury stock of $1,171,679 and $1,171,679, respectively.

Warrants

As of June 30, 2025 and December 31, 2024, the Company had outstanding 10,118,046 private placement warrants to purchase an aggregate of 10,118,046 ordinary shares at an exercise price of $7.91 per whole share. These warrants expired on July 25, 2025 and were not extended.

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

14. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The components of goodwill as of June 30, 2025 are as follows:

As of June 30, 2025

Enovum Data Centers Corp.	$20,190,268
Total goodwill	$20,190,268

The Company recorded goodwill in the amount of $20.2 million in connection with its acquisition of the Enovum Data Centers Corp. (“Enovum”) on October 11, 2024. Refer to Note 4. Acquisitions for further information.

Finite-lived intangible assets

In addition to goodwill, in connection with the acquisition of Enovum, the Company recorded an identified intangible asset, customer relationships, with a definite useful life of 19 years in the amount of $13.5 million. Refer to Note 4. Acquisitions for further information.

The following table presents the Company’s finite-lived intangible assets as of June 30, 2025:

	As of June 30, 2025
	Cost	Accumulated amortization	Net
Customer relationships	$13,721,607	$(511,551)	$13,210,056
Total	$13,721,607	$(511,551)	$13,210,056

The following table presents the Company’s finite-lived intangible assets as of December 31, 2024:

	As of December 31, 2024
	Cost	Accumulated amortization	Net
Customer relationships	$13,486,184	$(457,454)	$13,028,730
Total	$13,486,184	$(457,454)	$13,028,730

The following table presents the Company’s estimated future amortization of finite-lived intangible assets as of June 30, 2025:

2025	$346,663
2026	693,325
2027	693,325
Thereafter	11,476,743
Total	$13,210,056

The Company did not identify any impairment of its finite-lived intangible assets during the six months ended June 30, 2025.

15. INCOME TAXES

The following table provides details of income taxes:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

Income (loss) before income taxes	$16,465,759	$(11,411,319)	$(40,574,170)	$40,247,888
Provision for (benefit from) income taxes	$1,591,557	$541,781	$2,263,273	$2,119,131
Effective tax rate	9.7%	(4.7)%	(5.6)%	5.3%

Our income tax provision was $1.6 million and $0.5 million for the three months ended June 30, 2025 and 2024, respectively. The income tax provision was higher during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 primarily due to increase of $0.9 million in Canada due to the unrealized gain resulted from increased bitcoin price during the three months ended June 30, 2025 as compared to the same period in 2024 and increase of $0.2 million in the United States due to higher taxable profits from digital assets sales during the three months ended June 30, 2025 compared to the same period in 2024.

Our income tax provision was $2.3 million and $2.1 million for the six months ended June 30, 2025 and 2024, respectively. The income tax provision did not change materially during the six months ended June 30, 2025 compared to the same period in 2024.

With the enactment of the One Big Beautiful Bill Act (“OBBBA”) on July 4, 2025, the Company anticipates a reduction in our U.S. federal cash tax payments for the remainder of 2025 as the 100% bonus depreciation on qualified assets is permanently restored. There are several alternative ways of implementing the provisions of the OBBBA, which we are currently evaluating. At this time, we do not expect the OBBBA to have a material impact on our tax provision and expect to recognize its effects in our financial results for the period ending September 30, 2025.

We also continue to monitor the adoption of Pillar Two relating to the global minimum tax in each of our tax jurisdictions to evaluate its impact on our effective income tax rate. For the three months ended June 30, 2025, the Company is not subject to Pillar Two global minimum tax.

16. EARNINGS (LOSS) PER SHARE

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

Net income (loss)	$14,874,202	$(11,953,100)	$(42,837,443)	$38,128,757
Weighted average number of ordinary share outstanding
Basic	206,889,826	128,053,586	194,355,223	121,362,883
Diluted	208,817,806	128,053,586	194,355,223	122,374,103

Earnings (loss) per share
Basic	$0.07	$(0.09)	$(0.22)	$0.31
Diluted	$0.07	$(0.09)	$(0.22)	$0.31

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. The computation of diluted net loss per share does not include dilutive ordinary share equivalents in the weighted average shares outstanding, as they would be anti-dilutive.

For the three months ended June 30, 2025, the dilutive effect of preferred shares and unvested RSUs were included in the calculation of diluted earnings per share. The warrants and options were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

For the six months ended June 30, 2025, the unvested RSUs, warrants, options and convertible preferred shares were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

For the three months ended June 30, 2024, the unvested RSUs, warrants, options and convertible preferred shares were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

For the six months ended June 30, 2024, the dilutive effect of preferred shares and unvested RSUs were included in the calculation of diluted earnings per share. The warrants and options were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

17. SEGMENT REPORTING

The Company has four reportable segments digital asset mining, cloud services, colocation services, and ETH Staking. The reportable segments are identified based on the types of service performed.

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

Colocation services generate revenue by providing customers with physical space, power and cooling within the data center facility. Cost of revenue consists of direct production costs related to our HPC data center services, including electricity costs, lease costs, data center employees’ wage expenses and other relevant costs.

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

Other than the $20.2 million of goodwill from the Enovum Acquisition allocated to the Colocation Services segment, the Company does not allocate all assets to the reporting segments as these are managed on an entity-wide basis. Therefore, the Company does not separately disclose the total assets of its reportable operating segments.

All Other revenue is generated from equipment leases with external customers.

The following table presents segment revenue and segment gross profit reviewed by the CODM:

Three Months Ended June 30, 2025

	Digital asset mining	Cloud services	Colocation services	ETH staking	Total
Revenue from external customers	$6,631,838	$16,595,315	$1,729,004	$365,332	$25,321,489

Reconciliation of revenue
Other revenue (a)					337,930
Total consolidated revenue					25,659,419

Less:
Electricity costs	4,334,282	601,655	270,003	-	5,205,940
Profit sharing fees	1,051,811	-	-	-	1,051,811
Datacenter lease expense	-	1,365,599	156,740	-	1,522,339
GPU lease expense	-	3,749,470	-	-	3,749,470
Wage expense	-	-	169,543	-	169,543
Service costs - ETH staking	-	-	-	29,633	29,633
Other segment items (b)	689,492	674,396	91,594	-	1,455,482

Segment gross profit	$556,253	$10,204,195	$1,041,124	$335,699	$12,137,271

(a)	Other revenue is primarily attributable to Equipment Leasing revenue and is therefore not included in the total for segment gross profit.

(b)	All amounts included within Other segment items are individually insignificant.

Three Months Ended June 30, 2024

	Digital asset mining	Cloud services	ETH staking	Total
Revenue from external customers	$16,079,893	$12,497,197	$373,812	$28,950,902

Reconciliation of revenue
Other revenue (a)				92,504
Total consolidated revenue				29,043,406

Less:
Electricity costs	7,177,302	143,043	-	7,320,345
Profit sharing fees	2,714,035	-	-	2,714,035
Datacenter lease expense	-	605,220	-	605,220
GPU lease expense	-	3,830,061	-	3,830,061
Service costs - ETH staking	-	-	20,458	20,458
Other segment items (b)	646,504	16,977	3,998	667,479

Segment gross profit	$5,542,052	$7,901,896	$349,356	$13,793,304

(a)	Other revenue is primarily attributable to Equipment Leasing and is therefore not included in the total for segment gross profit.

(b)	All amounts included within Other segment items are individually insignificant.

Six Months Ended June 30, 2025

	Digital asset mining	Cloud services	Colocation services	ETH staking	Total
Revenue from external customers	$14,408,801	$31,437,601	$3,367,413	$925,973	$50,139,788

Reconciliation of revenue
Other revenue (a)					618,497
Total consolidated revenue					50,758,285

Less:
Electricity costs	8,567,364	1,171,592	493,061	-	10,232,017
Profit sharing fees	2,242,111	-	-	-	2,242,111
Datacenter lease expense	-	2,639,653	307,277	-	2,946,930
GPU lease expense	-	7,496,856	-	-	7,496,856
Wage expense	-	-	169,543	-	169,543
Service costs - ETH staking	-	-	-	62,201	62,201
Other segment items (b)	1,389,999	1,171,019	230,001	-	2,791,019

Segment gross profit	$2,209,327	$18,958,481	$2,167,531	$863,772	$24,199,111

(a)	Other revenue is primarily attributable to Equipment Leasing and is therefore not included in the total for segment gross profit.

(b)	All amounts included within Other segment items are individually insignificant.

Six Months Ended June 30, 2024

	Digital asset mining	Cloud services	ETH staking	Total
Revenue from external customers	$37,971,653	$20,566,781	$699,558	$59,237,992

Reconciliation of revenue
Other revenue (a)				192,252
Total consolidated revenue				59,430,244

Less:
Electricity costs	15,264,702	226,421	-	15,491,123
Profit sharing fees	6,977,443	-	-	6,977,443
Datacenter lease expense	-	1,306,110	-	1,306,110
GPU lease expense	-	5,912,240	-	5,912,240
Service costs - ETH staking	-	-	28,218	28,218
Other segment items (b)	1,280,628	307,857	12,671	1,601,156

Segment gross profit	$14,448,880	$12,814,153	$658,669	$27,921,702

(a)	Other revenue is primarily attributable to Equipment Leasing and is therefore not included in the total for segment gross profit.

(b)	All amounts included within Other segment items are individually insignificant.

The following table presents the reconciliation of segment gross profit to net (loss) income before taxes:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

Segment gross profit	$12,137,271	$13,793,304	$24,199,111	$27,921,702

Reconciling Items:
Other profit (a)	337,930	92,504	618,497	192,252
Depreciation and amortization expenses	(8,223,538)	(8,346,633)	(15,465,527)	(15,192,582)
General and administrative expenses	(19,667,364)	(5,480,519)	(27,937,121)	(11,436,259)
Gains (losses) on digital assets	27,154,706	(11,538,949)	(22,050,521)	34,193,628
Net loss from disposal of property and equipment	-	-	(333,620)	-
Other income, net	4,726,754	68,974	395,011	4,569,147
Net income (loss) before taxes	16,465,759	(11,411,319)	(40,574,170)	40,247,888

(a)	Other profit is primarily attributable to Equipment Leasing and is therefore not included in the total for segment gross profit.

18. RELATED PARTIES

On December 20, 2024, the Board of Directors declared an eight (8%) percent ($800,000) dividend on the preference shares to Geney Development Ltd. (“Geney”). Erke Huang, our Chief Financial Officer, is the President of Geney and the beneficial owner of 30% of the equity of Geney, with the remaining 70% held by Zhaohui Deng, the Company’s Chairman of the Board. The Company fully paid the declared dividend in January 2025.

Bit Digital Iceland ehf appointed Daniel Jonsson as its part-time Chief Executive Officer starting November 7, 2023, for a six-month term with a three-month probation. His compensation includes a monthly salary of $8,334, a $6,440 signing bonus, and eligibility for performance-based RSU. Concurrently, Daniel Jonsson is part of the management team at GreenBlocks ehf which not only provides bitcoin mining hosting services but also benefits from a facility loan agreement extended by Bit Digital USA Inc., an affiliate of Bit Digital Iceland ehf. Additionally, Bit Digital Iceland ehf has contracted GreenBlocks ehf for consulting services pertaining to our high performance computing services in Iceland. As of December 31, 2023, the Company owed $21,592 to Daniel Jonsson for salary and bonus, and $160,000 to GreenBlocks ehf for services rendered. By the end of the first quarter of 2024, we had settled these outstanding amounts with both Daniel Jonsson and GreenBlocks ehf.

On August 8, 2025, WhiteFiber, a subsidiary of the Company, completed its initial public offering (the “Offering”) of 9,375,000 ordinary shares, at a public offering price of $17.00 per share. All ordinary shares in the Offering were sold by WhiteFiber. The gross proceeds to WhiteFiber from the Offering were $159,375,000, before deducting underwriting discounts and commissions and offering expenses payable by WhiteFiber. Prior to the consummation of the Offering, the Company held all of the issued and outstanding ordinary shares of WhiteFiber. After giving effect to the Offering, the Company holds approximately 74.3% of the issued and outstanding ordinary shares of WhiteFiber.

Prior to the consummation of the Offering, the Company entered into a contribution agreement (the “Contribution Agreement”) with WhiteFiber, pursuant to which the Company contributed its HPC business through the transfer of 100% of the capital shares of its cloud services subsidiary, WhiteFiber AI, Inc. and its wholly-owned subsidiaries WhiteFiber HPC, Inc., WhiteFiber Canada, Inc., WhiteFiber Japan G.K. and WhiteFiber Iceland, ehf, to WhiteFiber in exchange for 27,043,749 ordinary shares of WhiteFiber (the “Contribution”). The Contribution became effective on August 6, 2025, when the registration statement on Form S-1, as amended (File No. No. 333-288650) (the “Registration Statement”), of WhiteFiber was declared effective by the Securities and Exchange Commission.

In addition, prior to the consummation of the Offering, the Company entered into a transition services agreement (the “Transition Services Agreement”) with WhiteFiber, pursuant to which the Company will provide certain services to WhiteFiber, on a transitional basis. The Transition Services Agreement provides for the performance of certain services by the Company for the benefit of WhiteFiber, or in some cases certain services provided by WhiteFiber for the benefit of the Company, for a limited period of time after the Offering, including certain services provided by Sam Tabar, our Chief Executive Officer, and Erke Huang, our Chief Financial Officer and a Director. During such transition period, Messrs. Tabar and Huang will continue to hold the same position with the Company as well as WhiteFiber. Messrs. Tabar and Huang have committed to provide the requisite time and effort to fulfill their responsibilities as a full-time officer of WhiteFiber, supervising a full staff and are expected to provide certain services, representing not more than approximately 30% of their working time, in respect of the Company’s operations. The services to be provided will include financial reporting, tax, legal, human resources, information technology, insurance and other general and administrative functions. All services are to be provided at cost, except if otherwise agreed to. WhiteFiber estimates that the average fees payable by WhiteFiber to the Company will be approximately $155,000 per month, exclusive of shared based compensation expense.

19. COMMITMENTS AND CONTINGENCIES

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

Bit Digital USA, Inc. v. Blockfusion USA, Inc., C.A. No. N24C-05-306 PRW (CCLD)

On June 3, 2024, the Company filed suit in the Superior Court of the State of Delaware, Complex Commercial Litigation Division, against Blockfusion USA, Inc. (“Blockfusion”) alleging claims for breach of contract and related causes of action arising out of a terminated mining services relationship. The Company initially sought in excess of $4.3 million, including: (i) the return of a $3.75 million investment made under the parties’ Mining Services Agreement; (ii) approximately $576,000 in payments made in reliance on invoices the Company later determined to be fraudulent; and (iii) unpaid late development fees accruing at $9,375 per week. On October 22, 2024, Blockfusion denied the Company’s claims and filed counterclaims forreciprocal breach of contract and related relief. Bit Digital denied Blockfusion’s claims.

Following limited discovery, the Court entered a stipulation and order on June 18, 2025, amending the Case Management Order to extend multiple discovery deadlines and vacate the previously scheduled trial date. On August 1, 2025, the Company moved for leave to file a Second Amended Complaint, which adds claims for fraud and related causes of action arising out of Blockfusion’s conduct both at the inception of and during the parties’ relationship. The Second Amended Complaint also names Blockfusion’s CEO, Alexander Martini-Lomanto, as an additional defendant. The Company continues to seek the recovery of its original investment, invoice payments, and unpaid late development fees, and now seeks additional damages for the tort and equitable claims contained in the Second Amended Complaint pending Court approval, including punitive damages. If the Company’s Second Amended Complaint is ultimately accepted by the Court, the total amount of damages sought will be in excess of $5 million.

The litigation remains ongoing, and the Company cannot yet estimate a reasonably possible range of loss or recovery.

Contingent Consideration Liabilities

As part of the Unifi Transaction (See Note 4. Acquisitions), the Company may be required to make additional contingent payments to the seller based on the timing and availability of electric service to the property, as follows:

●	A contingent payment of $8 million may become payable if, within two years of the acquisition date, the Company uses commercially reasonable efforts and obtains from the local energy provider an Electric Service Agreement for at least 99 megawatts (MW), or if the property otherwise receives 99MW of power within that timeframe.

●	If an Electric Service Agreement for at least 99MW is provided, or the property receives 99MW of power within three years, the Company may instead be required to make a contingent payment of $5 million.

●	If an Electric Service Agreement is provided, or the property receives more than 99MW of power within four years, the Company may be required to make an additional payment of $200,000 per MW in excess of 99MW, up to a maximum of $5 million.

Royal Bank of Canada Facility Agreement

On June 18, 2025, the Company entered into a definitive credit agreement with the Royal Bank of Canada (“RBC”), to finance its data centers business. The credit agreement provides for an aggregate amount of up to approximately USD $43.8 million of financing. The agreement is non-recourse and comprised of three separate facilities:

●	Non-revolving three year lease facility in the amount of USD $18.5 million. The lease facility provides for straight-line amortization of six years and capital moratorium of six months after disbursement is complete.

●	Non-revolving term loan facility in the amount of USD $19.6 million to refinance the Company’s purchase of MTL-2. Payment of principal and interest is due 30 days after drawdown and is repayable in full on the last day of the three-year term.

●	Revolver by way of letters of credit and letters of guaranty with fees to be determined on a transaction-by-transaction basis. This facility will be available for the 36-month term in the amount of USD $5.8 million.

The Company agreed to certain financial covenants that are not yet in effect. The facilities have not yet been authorized for use by the lender, as certain conditions precedent have not yet been satisfied. Accordingly, no amounts were drawn, and no borrowings were available under the facility as of the reporting date.

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

Bit Digital Investment Management Limited was incorporated on April 17, 2023 and engaged in fund and investment management activities. Bit Digital Investment Management Limited had total assets of $1,155,038 and total liabilities of $0, with net assets of $1,155,038 which is accounted for approximately 0.4% of the unaudited consolidated net assets of the Company as of September 30, 2024. The Company recorded a loss of $979,038 from the disposal under “other income (loss), net” in the consolidated statements of operations.

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

21. SUBSEQUENT EVENTS

On July 14, 2025, the Company entered into a placement agency agreement (the “Placement Agent Agreement”) with B. Riley Securities, Inc. (the “Placement Agent”), pursuant to which the Placement Agent agreed to serve as the sole placement agent for the Company in connection with a registered direct offering (the “Registered Direct Offering”) of an aggregate of 22,000,000 ordinary shares (the “Shares”) of the Company at an offering price of $3.06 per share. The Registered Direct Offering was made pursuant to the Registration Statement (including the base prospectus therein) and a prospectus supplement, dated July 14, 2025, filed with the SEC on July 15, 2025, pursuant to Rule 424(b)(5) under the Securities Act of 1933, as amended. The gross proceeds to the Company from the Registered Direct Offering were approximately $67.3 million before deducting placement agent fees and other estimated offering expenses. The Company agreed to pay the Placement Agent an aggregate cash fee equal to $0.1648 per Share sold in the Registered Direct Offering. The Registered Direct Offering closed on July 15, 2025. The Company intends to use the net proceeds from the Registered Direct Offering to purchase Ethereum.

On August 5, 2025, the Company filed a definitive proxy statement on Schedule 14A to provide notice of a general meeting of shareholders, pursuant to which shareholders will consider and vote upon a resolution to approve an increase to the Company’s authorized share capital from $3,500,000 divided into 340,000,000 Ordinary Shares of $0.01 each and 10,000,000 Preference Shares of $0.01 each to $10,100,000 divided into 1,000,000,000 Ordinary Shares of $0.01 each and 10,000,000 Preference Shares of $0.01 each. The shareholder meeting will be held on September 10, 2025.

On August 8, 2025, WhiteFiber, a subsidiary of the Company, completed its initial public offering of ordinary shares. In connection with the offering, the Company also completed a series of related transactions, including a contribution of the cloud services business to WhiteFiber and the execution of a transition services agreement. These transactions occurred after the balance sheet date and are more fully described in Note 18. Related Parties.

Forward Looking Statements

The discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included elsewhere in this report. Except for the statements of historical fact, this report contains “forward-looking information” and “forward-looking statements reflecting our current expectations that involve risks and uncertainties (collectively, “forward-looking information”) that is based on expectations, estimates and projections as at the date of this report. All statements, other than statements of historical fact, included herein are “forward-looking statements.” These forward-looking statements are often identified by the use of forward-looking terminology such as “believes,” “intends,” “expects,” or similar expressions, involving known and unknown risks and uncertainties. Although the Company believes that the expectations reflected in these forward-looing statements are reasonable, they do involve assumptions, risks and uncertainties, and these expectations may prove to be incorrect. Investing in our securities involves a high degree of risk. Before making an investment decision, you should carefully consider the risks, uncertainties and forward-looking statements described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 (Annual Report) and any subsequently filed quarterly reports on Form 10-Q and any Current Reports on Form 8-K. Investors should not place undue reliance on these forward-looking statements, which speak only as of the date of this report.

The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those discussed in the Company’s periodic reports that are filed with the Securities and Exchange Commission and available on its website at http://www.sec.gov. If any material risk was to occur, our business, financial condition or results of operations would likely suffer. In that event, the value of our securities could decline and you could lose part of all of your investment. Additional risks not presently know to us or that we currently deem immaterial may also impair our business operations. In addition, our past financial performance may not be a reliable indicate of future performance, and historical trends should not be used to anticipate results in the future. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these factors. Other than as required under the securities laws, the company does not assume a duty to update these forward-looking statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our interim Condensed Consolidated Financial Statements and the related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q for the period ended June 30, 2025 as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2024 (“Form 10-K”).

Overview

Bit Digital, Inc. or the “Company”, is a global platform for high performance computing (“HPC”) business including cloud services and HPC data center services and digital asset business, including Etherum (ETH) staking business, with headquarters in New York City. On June 25, 2025, the Company announced that it has initiated a strategic transition to become a pure play Ethereum staking and treasury company. The Company began accumulating ETH and operating staking infrastructure in 2022 and has steadily increased its holdings since that time.

HPC Business

We believe we are a leading provider of artificial intelligence (“AI”) infrastructure solutions. We own high-performance computing (“HPC”) data centers and provide cloud-based HPC graphics processing units (“GPU”) services, which we term cloud services, for customers such as AI application and machine learning (“ML”) developers (the “HPC Business”). Our Tier-3 data centers provide hosting and colocation services. Our cloud services support generative AI workstreams, especially training and inference.

Data centers

We design, develop, and operate data centers, through which we offer our hosting and colocation services. Our operational data centers meet the requirements of the Tier-3 standard, including N+1 redundancy architecture, concurrent maintainability, uninterruptible power supply, advanced and highly reliable cooling systems, strict monitoring and management systems, SOC 2 Type 2, differentiated software supporting AI workloads, high density and robust bandwidth, and infrastructure to support AI workloads.

On July 30, 2025, we entered into a Contribution Agreement with WhiteFiber, pursuant to which we agreed to contribute our HPC business through the transfer of 100% of the capital shares of our cloud services subsidiary, WhiteFiber AI, Inc. and its wholly-owned subsidiaries WhiteFiber HPC, Inc., WhiteFiber Canada, Inc., WhiteFiber Japan G.K. and WhiteFiber Iceland, ehf, to WhiteFiber, upon the effectiveness of WhiteFiber’s registration statement on Form S-1 in connection with WhiteFiber’s initial public offering. For more information, see Note 21. Subsequent Events in our Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere herein.

We acquired Enovum Data Centers Corp (“Enovum”) on October 11, 2024. The transaction included the lease to MTL-1, a fully operational and fully leased to customers 4 MW (gross) Tier-3 datacenter headquartered in Montreal, Canada.

On December 27, 2024, we acquired the real estate and building for a build-to-suit 5 MW (gross) Tier-3 data center (“MTL-2”) expansion project near Montreal, Canada which we refer to as MTL-2. MTL-2 is a 160,000 square foot site that was previously used as an encapsulation manufacturing facility, is located in Pointe-Claire, Quebec. We initially funded the purchase of CAD $33.5 million (approximately USD $23.3) million with cash on hand. We expect to invest approximately USD $23.6 million to develop the site to Tier-3 standards with an initial load of 5 MW (gross). MTL-2 is expected to be completed and operational in the fourth quarter of 2025, with a one-month delay before it begins to generate revenue.

On April 11, 2025, we entered into a lease for a new data center site in Saint-Jerome, Quebec, a suburb of Montreal, MTL-3. The MTL-3 facility spans approximately 202,000 square feet on 7.7 acres and is being developed to as a 7 MW (gross) Tier-3 data center. It will support current contracted capacity, with Cerebras (5 MW IT Load), with future expansion potential subject to utility approvals. The transaction was executed under a lease-to-own structure, which includes a fixed-price purchase option of CAD $24.2 million (approximately USD $17.3 million) exercisable by December 2025. The lease term is 20 years, with two 5-year extensions at the Company’s option. Subject to our receipt of all required permits, the facility is being retrofitted to Tier-3 standards, with development costs expected to total approximately USD $41 million, and is expected to be completed and operational in the fourth quarter of 2025, with a one-month delay before we expect to begin to generate revenue.

On May 20, 2025 (the “Closing Date”), we completed the purchase of a former industrial/manufacturing building from Unifi Manufacturing, Inc. (“UMI”). Pursuant to the Purchase Agreement we agreed to purchase from UMI, an industrial/manufacturing building together with the underlying land (“NC-1”) located in Madison, North Carolina, as well as certain machinery and equipment located thereon for a cash purchase price of $45 million. The purchase price will increase by (i) $8 million, if Duke Energy actually provides, or provides an Electric Services Agreement providing for, at least 99 MW (gross) within two years of the Closing Date or (ii) $5 million, if Duke Energy actually provides, or provides an Electric Services Agreement providing for, at least 99 MW (gross) more than two years but less than three years after the Closing Date. Additionally, the purchase price will increase by an additional $200,000 per MW over 99 MW (gross) up to a maximum of $5 million if at least 99 MW (gross) are actually delivered, or Duke Energy provides an Electric Services Agreement for the provision of at least 99 MW (gross), within four years of the Closing Date. Separately, the Company entered into a Capacity Agreement with Duke Energy pursuant to which Duke Energy agreed to use commercially reasonable efforts to achieve 24 MW (gross) of service to the Property by September 1, 2025, 40 MW (gross) by April 1, 2026 and 99 MW (gross) within four years of May 16, 2025. Management believes based upon its review of the site and a Duke Energy preliminary transmission study, that the Property may receive and support up to 200 MW (gross) of total electrical supply over an extended period of time, subject to infrastructure upgrades, such as developing new substations and other conditions.

On June 18, 2025, the Company entered into a definitive credit agreement (the “Facility”) with the Royal Bank of Canada (“RBC”). The Facility provides for an aggregate of up to approximately CAD $60 million (approximately USD $43.8 million) of financing. The proceeds are to be used primarily to refinance the buildout of Tier-3 AI data center at 7300 Trans Canada Highway, Pointe-Claire, Quebec (“MTL-2”) as well as USD $5.8 million of revolving term financing (the “Revolver”). The Facility is non-recourse to the Company. The Company entered into a three-year USD $18.5 million non-revolving lease facility to finance equipment costs and building improvements to build out the site. The lease facility provides for straight-line amortization of six years and capital moratorium of six months after disbursement is complete. RBC may cancel any unutilized portion of the facility after March 31, 2026. The interest rate is fixed based on the rental rate determined by RBC for the three-year term of the lease.

As part of the Facility, the Company entered into a three-year USD $19.6 million non-revolving real estate term loan facility. The purpose of this facility is to refinance the Company’s purchase of MTL-2. The interest rate of the real estate term loan facility will be determined at the time of borrowing, or a floating interest rate ranging from RBP plus 0.75% to CORRA (“Canadian Overnight Repo Rate Average”) plus 250 bps. Payment of principal and interest is due 30 days after drawdown and is repayable in full on the last day of the three-year term.

The Revolver is being provided by RBC by way of Letters of Credit and Letters of Guaranty with fees to be determined on a transaction by transaction basis. This facility will be available for the 36 month term subject to the issuance of the EDC (Export and Development Canada) Performance Security Guaranty in the amount of USD $5.8 million and other related supporting documents. The Company agreed to certain financial covenants included maintaining on a combined basis between MTL-1 and MTL-2: fixed charge coverage of not less than 1.20:1 and a ratio of Net Funded Debt to EBITDA of not greater than 4.25:1 and decreasing to 3.50:1 from December 31, 2027.

Cloud Services

We provide specialized cloud services to support generative AI workstreams, especially training and inference, emphasizing cost-effective utility and tailor-made solutions for each client. We are an authorized NVIDIA Preferred Partner through the NVIDIA Partner Network (“NPN”), an authorized partner with SuperMicro Computer Inc.®, an authorized Communications Service Provider (“CSP”) with Dell (through Dell’s exclusive distributor in Iceland, Advania), an official partnership with Hewlett Packard Enterprise and a commercial relationship with Quanta Computer Inc. (“QCT”). Based on Management’s knowledge of the industry, we are proud to be among the first service providers to offer H200, B200, and GB200 servers. We provide a high-standard service lease with an Uptime percentage > 99.5%.

We expect to leverage a global network of data centers for hosting capacity for our GPU business, in many instances, by negotiating with third-party providers to seamlessly integrate our cloud services at data centers across key regions in Europe, North America and Asia. Our initial data center partnership through which we lease capacity is at Blönduós Campus, Iceland, offering a world-class operations team with certified technicians and reliable engineers. The facility has 45kW rack density and 6 MW (gross) total capacity. We have executed contracts for 5.5 MW at the data center. The center’s energy source is 100% renewable energy, mainly from Blanda Hydro PowerStation, the winner of an IHA Blue Planet Award in 2017.

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

In January 2025, the Company entered into a new agreement to supply its Initial Customer with an additional 464 GPUs for a period of eighteen months. This new agreement replaces the prior agreement whereby the Company was to provide the customer with an incremental 2,048 H100 GPUs. The contract represents approximately $15 million of annualized revenue and features a two-month prepayment from the customer. The customer has elected to defer the commencement date until August 20, 2025, which is the latest allowable date under the agreement.

In August 2024, we executed a binding term sheet with Boosteroid Inc. (“Boosteroid”), a global cloud gaming provider pursuant to which, we finalized initial orders of 489 GPUs, projected to generate approximately $7.9 million in contracted value in the aggregate through November 2029. The GPUs were delivered to respective data centers across the U.S. and Europe and began earning fees in November 2024. On October 9, 2024, we executed a Master Services and Lease Agreement (the “MSA”) with Boosteroid, pursuant to which Boosteroid may, from time to time, lease certain equipment, including GPUs, from the Company upon delivery of a purchase order. The MSA provides the general terms and conditions for such equipment leases. Pursuant to the MSA, we are granted a right of first refusal with respect to the next 5,000 servers that Boosteroid leases during the term of the MSA. The MSA provides Boosteroid with the option to expand in increments of 100 servers, up to 50,000 servers, representing a potential contract value of approximately $700 million over the five-year term assuming Boosteroid utilizes the GPUs and services at full capacity for the duration of the contract. Expansion depends upon the internal development roadmap of Boosteroid, Boosteroid has full discretion to decide when and the quantity to pursue separate source orders (for GPU servers) under the MSA. In the third quarter of 2025, the Company finalized additional purchase orders for 302, 120, and 279 GPUs, totaling approximately $10.4 million in contracted value over a five-year term.

On November 6, 2024, we entered into a Master Services Agreement (“MSA”) with a minimum purchase commitment of 16 GPUs, along with an associated purchase order, from a new customer. The purchase order provides for services utilizing a total of 16 H200 GPUs over a minimum of a six month period, representing total contracted value of approximately $160,000 for the term. The deployment commenced on November 7, 2024, using the Company’s existing inventory of H200 GPUs. The service under the purchase order concluded in May 2025. Between May and August 2025, the Company signed four additional agreements on a month-to-month basis for a total of 64 H200 GPUs.

On November 14, 2024, we entered into a Terms of Supply and Service Level Agreement (together, the “Agreement”) and an Order Form with a new customer. The order form provides for services utilizing a total of 64 H200 GPUs on a month-to-month basis, which either party may terminate upon at least 14 days’ written notice prior to any renewal date. It represents annual revenue of approximately $1.2 million. The deployment commenced and revenue generation began on November 15, 2024, using the Company’s existing inventory of H200 GPUs. The service under the purchase order concluded in December 2024.

On December 30, 2024, we entered into a Master Services Agreement (“MSA”) with a minimum purchase commitment of 32 GPUs, along with an associated purchase order, from a new customer, an AI Compute Fund managed by DNA Holdings Venture Inc. (“DNA Fund”). The purchase order provides for services utilizing a total of 576 H200 GPUs over a twenty-five month period and terminable by either party upon at least 90 days’ written notice prior to any renewal date. It represents an aggregate revenue opportunity of approximately $20.2 million. Concurrently, we placed a purchase order for 130 H200 servers for approximately $30 million. The deployment commenced in February 2025.

In April 2025, the Company signed two additional cloud services agreements with DNA Fund. The first agreement includes 104 NVIDIA H200 GPUs under a 23-month term and was deployed in May 2025. The second agreement includes 512 H200 GPUs under a 24-month term and was deployed in July 2025. With these additions, DNA Fund’s total contracted deployment increased to 1,192 GPUs. Combined, the agreements represent approximately $20.8 million of annualized revenue.

On January 6, 2025, we entered into a Master Services Agreement (“MSA”) with a minimum purchase commitment of 32 GPUs, along with an associated purchase order, from a new customer. The purchase order provided for services utilizing a total of 32 H200 GPUs over a minimum of six month period, representing total revenue of approximately $300,000 for the term. The deployment commenced and revenue generation began on January 8, 2025, using the Company’s existing inventory of H200 GPUs. The service under the purchase order concluded in April 2025 following a change in the customer’s ownership, and the customer paid the remaining contract value as an early termination penalty.

In January 2025, we entered into a Master Services Agreement (“MSA”), along with two associated purchase orders, from a new customer. The purchase orders provide for services utilizing a total of 24 H200 GPUs over a minimum twelve (12) month period, representing total revenue of approximately $450,000 for the term. The deployment commenced and revenue generation began on January 27, 2025, using the Company’s existing inventory of H200 GPUs. The service under the purchase order concluded in March 2025 after the customer ceased operations.

On January 30, 2025, we entered into a Master Services Agreement (“MSA”) with a minimum purchase commitment of 40 GPUs, along with an associated purchase order, from a new customer. The purchase orders provide for services utilizing a total of 40 H200 GPUs over a minimum of 12 month period, representing total revenue of approximately $750,000 for the term. The deployment commenced and revenue generation began on January 24, 2025, using the Company’s existing inventory of H200 GPUs. Between April and July 2025, the Company signed four additional agreements on a month-to-month basis for a total of 184 H200 GPUs including one purchase order for 32 GPUs that was terminated in August 2025.

In March 2025, we entered a strategic partnership with Shadeform, Inc., the premier multi-cloud GPU marketplaces, to bring on-demand NVIDIA B200 GPUs to customers beginning in May 2025.

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

In June of 2025, the Company announced that it had initiated a strategic transition to become a pure play ETH staking and treasury company. In connection with the transition, the Company intends to convert its BTC holdings into ETH over time and has commenced a strategic alternatives process for its bitcoin mining operations, which is expected to result in a sale or wind-down, with any net proceeds to be re-deployed into ETH.

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

Miner Deployments

During the three months ended June 30, 2025, we continued to work with our hosting partners to deploy our miners in North America and Iceland.

During the first quarter of 2025, the Company deployed an additional 1,441 miners at one of Soluna’s hosting facilities.

During the second quarter of 2025, the Company received an additional 1,720 miners, which were deployed in July 2025.

As of June 30, 2025, the Company’s active hash rate totals approximately 1.2 EH/s, with operations in North America and Iceland.

Power and Hosting Overview

During the three and six months ended June 30, 2025, our hosting partners continued to prepare sites to deliver our contracted hosting capacity, bringing additional power online for our miners.

The Company’s subsidiary, Bit Digital Canada, Inc., entered into a Mining Services Agreement effective September 1, 2022, for Blockbreakers, Inc. to provide five MW of incremental hosting capacity at its facility in Canada. The facility utilizes an energy source that is primarily hydroelectric.

On May 8, 2023, the Company entered into a Master Mining Services Agreement with Blockbreakers, pursuant to which Blockbreakers agreed to provide the Company with four (4) MW of additional mining capacity at its hosting facility in Canada. The agreement is for two (2) years automatically renewable for additional one (1) year terms unless either party gives at least 60 days’ advance written notice. The performance fee is 15% of the net profit. Additionally, Bit Digital has secured a side letter agreement with Blockbreakers, granting the Company the right of first refusal for any future mining hosting services offered by Blockbreakers in Canada. This agreement brought the Company’s total contracted hosting capacity with Blockbreakers to approximately 9 MW. Our service agreement with Blockbreakers expired in November 2024. A portion of the miners were transferred to other hosting facilities, and the inefficient units were sold.

On June 7, 2022, we entered into a Master Mining Services Agreement (the “MMSA”) with Coinmint LLC, pursuant to which Coinmint will provide the required mining colocation services for a one-year period automatically renewing for three-month periods unless earlier terminated. The Company paid Coinmint electricity costs, plus operating costs required to operate the Company’s mining equipment, as well as a performance fee equal to 27.5% of the net profit, subject to a 10% reduction if Coinmint fails to provide uptime of 98% or better for any period. We were not privy to the emissions rate at the Coinmint facility or at any other hosting facility. However, the Coinmint facility operated in an upstate New York region that reportedly utilized power that is 99% emissions-free, as determined based on the 2023 Load & Capacity Data Report published by the New York Independent System Operator, Inc. (“NYISO”).

On April 5, 2023, the Company entered into a letter agreement and MMSA Amendment with Coinmint pursuant to which Coinmint agreed to provide the Company with up to ten (10) MW of additional mining capacity to energize the Company’s mining equipment at Coinmint’s hosting facility in Plattsburgh, New York. The agreement was for two years automatically renewing for three (3) months unless terminated by either party on at least ninety (90) days prior written notice. The performance fees under this letter agreement range from 30% to 33% of the net profit. This agreement brought the Company’s total contracted hosting capacity with Coinmint to approximately 30 MW at this facility.

On April 27, 2023, the Company entered into a letter agreement and MMSA Amendment with Coinmint pursuant to which Coinmint agreed to provide the Company with up to 10 MW of additional mining capacity to energize the Company’s mining equipment at Coinmint’s hosting facility in Massena, New York. The agreement was for one year automatically renewing for three (3) months unless terminated by either party on at least 90 days prior written notice. The performance fees under this letter agreement are 33% of the net profit. This new agreement brought the Company’s total contracted hosting capacity with Coinmint to approximately 40 MW.

On January 26, 2024, the Company entered into a letter agreement and MMSA Amendment with Coinmint pursuant to which Coinmint agreed to provide the Company with up to six MW of additional mining capacity to energize the Company’s mining equipment at Coinmint’s hosting facility in Massena, New York. The agreement was for one year automatically renewing for three months unless terminated by either party on at least 90 days prior written notice. The performance fees under this letter agreement are 28% of the net profit. This agreement brought the Company’s total contracted hosting capacity with Coinmint to approximately 46 MW.

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

In June 2021, we entered into a strategic co-mining agreement with Digihost Technologies in North America. Pursuant to the terms of the agreement, Digihost provides certain premises to Bit Digital for the purpose of the operation and storage of a 20 MW bitcoin mining system to be delivered by Bit Digital. Digihost provides services to maintain the premises for a term of two years. Digihost shall also be entitled to 20% of the net profit generated by the miners.

In April 2023, we renewed the co-mining agreement with Digihost, previously executed in June 2021. Pursuant to the terms of the new agreement, Digihost provides certain premises to Bit Digital for the purpose of the operation and storage of an up to 20 MW bitcoin mining system to be delivered by Bit Digital. Digihost also provides services to maintain the premises for a term of two years, automatically renewing for a period of one (1) year. Digihost shall also be entitled to 30% of the net profit generated by the miners. As of June 30, 2025, Digihost provided approximately 6.0 MW of capacity for our miners at their facility.

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

On May 9, 2023, the Company entered into a Computation Capacity Services Agreement (the “Services Agreement”) with GreenBlocks. Pursuant to the Agreement, GreenBlocks will provide computational capacity services and other necessary ancillary services, such as operation, management, and maintenance, at the facility in Iceland for a term of two years. GreenBlocks will own and operate the miners financed through the Loan Agreement for the purpose of providing computational capacity of up to 8.25 MW. The Company will pay power costs of $0.05 per kilowatt hour, a pod fee of $22,000 per pod per month, and a depreciation fee equal to 1/36 of the facility size per month. The performance fees under this agreement are 20% of the net profit. The Company submitted to Greenblocks a deposit in the amount of $1,052,100, which was exclusively for the purpose of paying the landlord of the facility for hosting space.

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

In May 2025, we amended the Services Agreement with Greenblocks, originally executed in May 2023 and previously amended in June 2023. Pursuant to the terms of the amended agreement, Greenblocks shall provide services to support 8.9 MW of power capacity from March 1, 2025 through April 30, 2025 and 5 MW of computational capacity starting May 1, 2025 through December 31, 2025. The Company will pay power costs of $0.067 per kilowatt hour and a pod fee of $10,000 per pod per month, subject to pro rata adjustment if usage falls below 2 MW. All other provisions of the original agreement and previous appendices remain in effect. The amended terms may be modified by mutual agreement, and either party may terminate with one month’s notice. As of June 30, 2025, GreenBlocks provided approximately 5.0 MW of capacity for our miners at their facility.

In October 2023, we entered into a strategic co-location agreement with Soluna Computing, Inc. for a term of one year automatically renewing on a month-to-month basis unless terminated by either party. Pursuant to the terms of the agreement, Soluna provided certain required mining colocation services at their hosting facility in Murray, Kentucky to the Company for the purpose of the operation and storage of up to 4.4 MW bitcoin mining system to be delivered by Bit Digital. Soluna was also entitled to 42.5% of the net profit generated by the miners. This agreement expired at the end of October 2024.

In October 2024, we entered into a co-location agreement with Soluna SW, Inc. to continue our business relationship. Under this agreement, Soluna provides certain required mining colocation services to the Company at their hosting facility in Murray, Kentucky for the purpose of the operation and storage of bitcoin mining system to be delivered by the Company up to 6.6 MW (3.3 MW for terms of nine months and 3.3 MW for terms of one (1) year), automatically renewing on a month-to-month basis unless terminated by either party. Soluna shall also be entitled to 35% of the net profit generated by the miners.

In December 2024, we entered into two additional co-location agreements with Soluna DVSL ComputerCo, LLC. pursuant to which Soluna agreed to provide the Company with up to 11 MW (5.5 MW and 5.5 MW, respectively) at their hosting facility in Silverton, Texas. Both agreements are for one (1) year automatically renewing on a month-to-month basis unless terminated by either party on at least 60 days prior written notice. Soluna shall also be entitled to 35% and 27.5%, respectively, of the net profit generated by the miners. These new agreements bring the Company’s total contracted hosting capacity with Soluna to approximately 17.6 MW. As of June 30, 2025, Soluna provided approximately 15.8 MW of capacity for our miners at their facility.

In November 2023, we entered into a hosting services agreement, which was amended on March 7, 2024, with Dory Creek, LLC, a subsidiary of Bitdeer Technologies Group (“Bitdeer”), for a term of one year automatically renewing on an annual basis unless terminated by either party by giving a 30-day prior notice to the other Party in writing. Pursuant to the terms of the agreement, Bitdeer provides maintenance and operation services to the Company to support 17.5 MW of capacity. Bitdeer shall also be entitled to 30% of the net profit generated by the miners. the Company shall have the first right, but not obligation, to accept services for any extra capacity under the terms of this Agreement. As of June 30, 2025, Bitdeer provided approximately 15.5 MW of capacity for our miners at their facility.

In February 2025, we entered into two hosting services agreements with A.R.T. Digital Holdings Corp (“KaboomRacks”) for terms of nine (9) months and three years automatically renewing on an annual basis unless terminated by either party. Pursuant to the terms of the agreements, KaboomRacks provides maintenance and operation services to Bit Digital to support 6 MW and 13 MW of capacity. On July 1, 2025, we entered into the first amendment to the hosting service agreement for 13 MW of capacity. The amendment modified the existing agreement, identifying the two facilities that will provide maintenance and operations service to Bit Digital to support 5 MW and 8 MW of capacity. KaboomRacks shall also be entitled to respective 40%, 14.75% and 22.5% of the net profit generated by the miners. As of June 30, 2025, KaboomRacks provided approximately 4.5 MW of capacity for our miners at their facility.

In May 2022, our hosting partner Blockfusion advised us that the substation at its Niagara Falls, New York facility was damaged by an explosion and fire, and power was cut off to approximately 2,515 of the Company’s bitcoin miners and approximately 710 ETH miners that had been operating at the site immediately prior to the incident. The explosion and fire are believed to have been caused by faulty equipment owned by the power utility. Blockfusion and the Company have entered into a common interest agreement to jointly pursue any claims evolving from the explosion and fire. Prior to the incident, our facility with Blockfusion in Niagara Falls, provided approximately 9.4 MW to power our miners. Power was restored to the facility in September 2022. However, we received a notice dated October 4, 2022 (the “Notice”), from the City of Niagara Falls, which ordered the cease and desist from any cryptocurrency mining or related operations at the facility until such time as Blockfusion complies with Section 1303.2.8 of the City of Niagara Falls Zoning Ordinance (the “Ordinance”), in addition to all other City ordinances and codes. Blockfusion has advised us that the Ordinance came into effect on October 1, 2022, following the expiration of a related moratorium on September 30, 2022. Blockfusion has further advised that it has submitted applications for new permits based on the Ordinance’s new standards and that the permits may take several months to process. Pursuant to the Mining Services Agreement between Bit Digital and Blockfusion dated August 25, 2021, Blockfusion represents, warrants and covenants that it “possesses, and will maintain, all licenses, registrations, authorizations and approvals required by any governmental agency, regulatory authority or other party necessary for it to operate its business and engage in the business relating to its provision of the Services.” On October 5, 2022, Bit Digital further advised Blockfusion that it expects it to comply with the directives of the Notice. Our service agreement with Blockfusion ended in September 2023. On June 3, 2024, the Company filed suit in Delaware Superior Court against Blockfusion alleging claims for breach of contract, conversion, and related claims in connection with, among other things, certain deposits and advances paid to Blockfusion, the return of which is owed to the Company. The Company is seeking in excess of $4.3 million. On October 22, 2024, Blockfusion denied the Company’s claims and brought reciprocal breach of contract and related counterclaims. Following limited discovery, the court entered a stipulation and order on June 18, 2025, amending the Case Management Order to extend multiple discovery deadlines and vacate the previously scheduled trial date. On August 1, 2025, the Company moved for leave to file a Second Amended Complaint, which adds claims for fraud and related causes of action arising out of Blockfusion’s, conduct both at the inception of and during the parties’ relationship. The second Amended Complaint also names Blockfusion’s CEO, Alexander Martini-Lomanto, as an additional defendant. The Company continues to seek the recovery of its original investment, invoices payments, and unpaid late development fees and now seeks additional damages for the tort and equitable claims contained in the Second Amended Complaint pending Court approval, including punitive damages. If the Company’s Second Amended Complaint is ultimately accepted by the Court, the total amount of damages sought will be in excess of $5 million. Refer to Note 19. Commitments and Contingencies for further details.

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

On December 23, 2024, we entered into an agreement with an unaffiliated seller of bitcoin mining computers, from whom we acquired 4,300 S21+ miners. As of the date of this report, 2,630 miners were delivered.

For the three and six months ended June 30, 2025, the Company disposed of nil and 4,828 bitcoin miners. In July 2025, the Company disposed of 2,972 bitcoin miners.

As of June 30, 2025, we had 22,574 miners owned or operating (in Iceland) for bitcoin mining with a total maximum hash rate of 2.7 EH/s.

Bitcoin Production

From the inception of our bitcoin mining business in February 2020 to June 30, 2025, we earned an aggregate of 7,431.6 bitcoins.

The following table presents our bitcoin mining activities for the six months ended June 30, 2025:

	Number of bitcoins	Amount (1)
Balance at December 31, 2024	741.9	$69,319,731
Receipt of BTC from mining services	151.5	14,408,801
Exchange of BTC into USDC	(15.0)	(1,223,250)
Sales of and payments made in BTC	(598.0)	(55,204,163)
Change in fair value of BTC	-	2,750,481
Balance at June 30, 2025	280.4	$30,051,600

(1)	Receipt of digital assets from mining services are the product of the number of bitcoins received multiplied by the bitcoin price obtained from Coinbase, calculated on a daily basis. Sales of bitcoin represent the carrying value of bitcoin at the time of sale.

ETH Staking Business

In the fourth quarter of 2022, we formally commenced Ethereum staking operations. We delegate or stake our ETH holdings to an Ethereum validator node to help secure and strengthen the blockchain network. Stakers are compensated for this commitment in the form of a reward of the native network token.

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

We started participating in liquid staking via Liquid Collective protocol on the Coinbase platform in the first quarter of 2023. Liquid staking allows participants to achieve greater capital efficiency by utilizing their staked ETH as collateral and trading their staked ETH tokens on the secondary market. In the first quarter of 2024, we have reclaimed all the liquid staked ETH from Liquid Collective protocol. In July 2025, we resumed liquid staking through the Liquid Collective protocol with 5,120 ETH. This approach provides flexibility to engage in both staking and restaking through a broader range of strategies and platforms.

Results of operations

The following table summarizes the results of our operations during the three months ended June 30, 2025 and 2024, respectively, and provides information regarding the dollar increase or (decrease) during the period.

	For the Three Months Ended June 30,		Variance in
	2025	2024	Amount

Revenues
Digital asset mining	$6,631,838	$16,079,893	$(9,448,055)
Cloud services	16,595,315	12,497,197	4,098,118
Colocation services	1,729,004	-	1,729,004
ETH staking	365,332	373,812	(8,480)
Other	337,930	92,504	245,426
Total revenues	25,659,419	29,043,406	(3,383,987)

Operating costs and expenses
Cost of revenue (exclusive of depreciation shown below)
Digital asset mining	(6,075,585)	(10,537,841)	4,462,256
Cloud services	(6,391,120)	(4,595,301)	(1,795,819)
Colocation services	(687,880)	-	(687,880)
ETH staking	(29,633)	(24,456)	(5,177)
Depreciation and amortization expenses	(8,223,538)	(8,346,633)	123,095
General and administrative expenses	(19,667,364)	(5,480,519)	(14,186,845)
Gains (losses) on digital assets	27,154,706	(11,538,949)	38,693,655
Total operating expenses	(13,920,414)	(40,523,699)	26,603,285

Income (loss) from operations	11,739,005	(11,480,293)	23,219,298

Other income, net	4,726,754	68,974	4,657,780
Total other income, net	4,726,754	68,974	4,657,780

Income (loss) before income taxes	16,465,759	(11,411,319)	27,877,078

Income tax expenses	(1,591,557)	(541,781)	(1,049,776)
Net income (loss)	$14,874,202	$(11,953,100)	$26,827,302

Revenue

We generate revenues from cloud services, colocation services, digital asset mining, and ETH staking businesses.

Revenue from cloud services

In the fourth quarter of 2023, we initiated WhiteFiber, a new business line to provide cloud services to support generative AI workstreams. The Company commenced the cloud services in January 2024.

Our revenues from cloud services increased by $4.1 million, or 32.8%, to $16.6 million for the three months ended June 30, 2025 from $12.5 million for the three months ended June 30, 2024. The increase was primarily due to an increase in deployed GPU servers in the first quarter of 2025 and the $1.3 million service credit issued to the customer as compensation for decreased utilization during the initial deployment period, which included testing and optimization phases, in the first quarter of 2024.

Revenue from colocation services

In the fourth quarter of 2024, we acquired Enovum which provides customers with physical space, power, and cooling within the data center facility.

Our revenue from colocation services was $1.7 million and $nil for the three months ended June 30, 2025. We had no revenue from colocation services for the three months ended June 30, 2024.

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

For the three months ended June 30, 2025, we received 68.2 bitcoins from the Foundry mining pool. As of June 30, 2025, our maximum hash rate was at an aggregate of 2.7 EH/s for our bitcoin miners. For the three months ended June 30, 2025, we recognized revenue of $6.6 million from bitcoin mining services.

For the three months ended June 30, 2024, we received 244.2 bitcoins from the Foundry mining pool. As of June 30, 2024, our maximum hash rate was at an aggregate of 4.2 EH/s for our bitcoin miners. For the three months ended June 30, 2024, we recognized revenue of $16.1 million from bitcoin mining services.

Our revenues from digital asset mining services decreased by $9.4 million, or 58.8%, to $6.6 million for the three months ended June 30, 2025 from $16.1 million for the three months ended June 30, 2024. The decrease was primarily due to a decrease of 176.0 bitcoins generated from our mining business and partially offset by a higher average BTC price in the second quarter of 2025, compared to the same period in 2024.

Revenue from ETH staking

During the fourth quarter of 2022, we commenced ETH staking business, in both native staking and liquid staking.

For the ETH native staking business, we previously partnered with Blockdaemon, Marsprotocol and MarsLand. Currently, we stake ETH with Figment, using network-based smart contracts, on a node for the purpose of validating transactions and adding blocks to the network. Through these contracts, the Company stakes ETH on nodes for the purpose of validating transactions and adding blocks to the Ethereum blockchain network. The Company is able to withdraw staked ETH under contracted staking since April 12, 2023 when the announced Shanghai upgrade was completed. In exchange for staking the ETH and validating transactions on blockchain networks, the Company is entitled to block rewards and transaction fees for successfully validating or adding a block to the blockchain. These rewards are received by the Company directly from the Ethereum network and are calculated approximately based on the proportion of the Company’s stake to the total ETH staked by all validators.

In the fourth quarter of 2023, the Company terminated the native staking activities and reclaimed all staked Ethereum with Blockdaemon. Our native staking operations with Marsprotocol commenced in the first quarter of 2023 and concluded in July 2023. After ceasing operations with Marsprotocol, we initiated our native staking operations with MarsLand in August 2023. In the first quarter of 2024, we concluded our operations with MarsLand and initiated our native staking operations with Figment. As of December 31, 2024, all of our native staking operations are with Figment.

For the liquid staking business, the Company has deployed ETH into Portara protocol (formerly known as Harbour) supported by liquid staking solution provider under the consortium of Blockdaemon and Stakewise, and Liquid Collective protocol supported by Coinbase. By staking, we receive receipt tokens for the ETH staked which could be redeemed to ETH or can be traded or collateralized elsewhere, at any time. In addition, we receive rETH-h for rewards earned from Portara protocol. With the introduction of staked ETH withdrawals in April 2023, we have reassessed our Ethereum network staking approaches, weighing the advantages of traditional staking against liquid staking solutions. The withdrawal feature in native staking, coupled with yields that are on par with those of liquid staking, has encouraged us to expand our collaborations with other service providers in this domain. As a result, we terminated all liquid staking activities with StakeWise in the third quarter of 2023, reclaiming all staked Ethereum along with the accumulated rewards. In the first quarter of 2024, we ceased our liquid staking activities with Liquid Collective protocol and reclaimed all our staked Ethereum. In July 2025, we resumed liquid staking through the Liquid Collective protocol with 5,120 ETH.

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

For the three months ended June 30, 2025, we earned 166.8 ETH in native staking. For the three months ended June 30, 2025, we recognized revenues of $365,332 from native staking.

For the three months ended June 30, 2024, we earned 109.4 ETH in native staking. For the three months ended June 30, 2024, we recognized revenues of $373,812 from native staking.

Our revenues from ETH native staking decreased by $8,480, or 2.3%, to $365,332 for the three months ended June 30, 2025 from $373,812 for the three months ended June 30, 2024. The decrease was primarily due to an increase of 57.4 ETH earned from staking services partially offset by a decrease in the average price of ETH for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

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

The Company’s cost of revenue consists primarily of direct production costs associated with its core operations, excluding depreciation and amortization, which are separately stated in the Company’s consolidated statements of operations. Specifically, these costs consist of:

i.	cloud services operations - electricity costs, datacenter lease expense, GPU servers lease expense, and other relevant costs

ii.	colocation services - electricity costs, lease costs, data center employees’ wage expenses, and other relevant costs

iii.	mining operations - electricity costs, profit-sharing fees and other relevant costs

iv.	ETH staking business - service fee and reward-sharing fees to the service providers.

Cost of revenue - cloud services

For the three months ended June 30, 2025 and 2024, the cost of revenue from cloud services was comprised of the following:

	For the Three Months Ended June 30,
	2025	2024

Electricity costs	$601,655	$143,043
Datacenter lease expenses	1,365,599	605,220
GPU servers lease expenses	3,749,470	3,830,061
Other costs	674,396	16,977
Total	$6,391,120	$4,595,301

Electricity costs. These expenses were incurred by the data center for the high performance computing equipment and were closely correlated with the number of deployed GPU servers.

For the three months ended June 30, 2025, electricity costs increased by $0.5 million, or 321%, compared to the electricity costs incurred for the three months ended June 30, 2024. The increase primarily resulted from an increase in the number of deployed GPU servers.

Datacenter lease expenses. We entered into datacenter lease agreements for fixed monthly recurring costs.

For the three months ended June 30, 2025, datacenter lease expenses increased by $0.8 million, or 126%, compared to the datacenter lease expenses incurred for the three months ended June 30, 2024. The increase primarily resulted from two additional datacenter leases entered into after the second quarter of 2024.

GPU servers lease expenses. We entered into a GPU servers lease agreement to support our cloud services. The lease payment depends on the usage of the GPU servers.

For the three months ended June 30, 2025, GPU servers lease expenses were relatively consistent with the same period in 2024, with a slight decrease of $0.1 million, or 2%.

Cost of revenue - Colocation Services

In the fourth quarter of 2024, we acquired Enovum which provides colocation services. For the three months ended June 30, 2025 and 2024, the cost of revenue from colocation services was comprised of the following:

	For the Three Months Ended June 30,
	2025	2024

Electricity costs	$270,003	$-
Lease expenses	156,740	-
Wage expenses	169,543	-
Other costs	91,594	-
Total	$687,880	$-

Electricity costs. These expenses were closely correlated with the number of deployed servers hosted by the data center.

For the three months ended June 30, 2025, electricity costs totaled $0.3 million. We had no electricity costs for the three months ended June 30, 2024 as we acquired Enovum in the fourth quarter of 2024, which provides colocation services.

Lease expenses. These expenses were incurred by the data center for lease agreement for a fixed monthly recurring cost.

For the three months ended June 30, 2025 , data center lease expenses totaled $0.2 million. We had no data center lease expenses for the three months ended June 30, 2024 as we acquired Enovum in the fourth quarter of 2024, which provides colocation services.

Wage expenses. These expenses represent the salaries and benefits of data center employees involved in the operation of our facilities.

For the three months ended June 30, 2025, wage expenses totaled $0.2 million. We had no wage expenses for the three months ended June 30, 2024 as we acquired Enovum in the fourth quarter of 2024, which provides colocation services.

Cost of revenue - digital asset mining

For the three months ended June 30, 2025 and 2024, the cost of revenue from digital asset mining was comprised of the following:

	For the Three Months Ended June 30,
	2025	2024

Electricity costs	$4,334,282	$7,177,302
Profit-sharing fees	1,051,811	2,714,035
Other costs	689,492	646,504
Total	$6,075,585	$10,537,841

Electricity costs. These expenses were incurred by mining facilities for the miners in operation and were closely correlated with the number of deployed miners.

For the three months ended June 30, 2025, electricity costs decreased by $2.8 million, or 40%, compared to the electricity costs incurred for the three months ended June 30, 2024. The decrease primarily resulted from a decrease in the number of deployed miners.

Profit-sharing fees. We enter into hosting agreements with certain mining facilities, which included performance fees calculated as a fixed percentage of net profit generated by the miners. We refer to these fees as profit-sharing fees.

For the three months ended June 30, 2025, profit-sharing fees decreased by $1.7 million, or 61%, compared to profit-sharing fees incurred in the three months ended June 30, 2024. The decrease in profit-sharing fees was primarily due to a lower bitcoin production and partially offset by the higher average BTC price for three months ended June 30, 2025.

Cost of revenue - ETH staking

For the three months ended June 30, 2025, cost of revenue from ETH staking business increased by $5,177, or 21%, compared to the cost of revenue incurred for the three months ended June 30, 2024. The increase was primarily driven by an increased number of staked ETH from 17,184 ETH in the three months ended June 30, 2024 to 21,568 ETH in the three months ended June 30, 2025.

Depreciation and amortization expenses

For the three months ended June 30, 2025 and 2024, depreciation and amortization expenses were $8.2 million and $8.3 million, respectively, based on an estimated useful life of property, plant, and equipment.

Effective January 1, 2025, we changed our estimate of the useful lives for our cloud service equipment from three to five years. The change was made to better reflect the expected usage patterns and economic benefits of the assets. Refer to Note 2. Summary of Significant Accounting Policies.

General and administrative expenses

For the three months ended June 30, 2025, our general and administrative expenses, totaling $19.7 million, were primarily comprised of professional and consulting expenses of $7.9 million, shared-based compensation expenses of $6.9 million, salary and bonus expenses of $1.8 million, marketing expenses of $0.6 million, travel expenses of $0.3 million, and directors and officers insurance expenses of $0.2 million.

For the three months ended June 30, 2024, our general and administrative expenses, totaling $5.5 million, were primarily comprised of shared-based compensation expenses of $0.4 million, salary and bonus expenses of $1.0 million, professional and consulting expenses of $2.3 million, directors and officers insurance expenses of $0.2 million, marketing expenses of $0.4 million, and travel expenses of $0.3 million.

Gains (losses) on digital assets

For the three months ended June 30, 2025, a gain of $27.2 million was recognized, primarily attributable to the increase in the prices of bitcoin and ETH as of June 30, 2025.

For the three months ended June 30, 2024, a loss of $11.5 million was recognized, primarily attributable to the decreases in the prices of bitcoin and ETH as of June 30, 2024.

Income tax provisions

Provision for income taxes consists of federal, state and foreign income taxes. Our income tax provision for the three months ended June 30, 2025 is primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates, and the valuation allowance applied to the Company’s deferred tax assets in the United States, Singapore and Hong Kong. We continue to maintain a valuation allowance against the deferred tax assets in United States, Singapore and Hong Kong as the Company does not expect those deferred tax assets are “more likely than not” to be realized in the near future, particularly due to the uncertainty on macroeconomy, politics and profitability of the business.

Our income tax provision was $1.6 million and $0.5 million for the three months ended June 30, 2025 and 2024, respectively. The income tax provision was higher during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 primarily due to increase of $0.9 million in Canada due to the higher unrealized gain resulted from increased Bitcoin price and increase of $0.2 million in the United States due to higher taxable profits from digital assets sales.

Net income (loss) and earnings (loss) per share

For the three months ended June 30, 2025, our net income was $14.9 million, representing a change of $26.8 million from a net loss of $12.0 million for the three months ended June 30, 2024.

Basic and diluted earning per share was $0.07 and $0.07 for the three months ended June 30, 2025, respectively. Basic and diluted loss per share was $0.09 and $0.09 for the three months ended June 30, 2024, respectively.

Basic and diluted weighted average number of shares was 206,889,826 and 208,817,806 for the three months ended June 30, 2025, respectively. Basic and diluted weighted average number of shares was 128,053,586 and 128,053,586 for the three months ended June 30, 2024, respectively.

The following table summarizes the results of our operations during the six months ended June 30, 2025 and 2024, respectively, and provides information regarding the dollar increase or (decrease) during the period.

	For the Six Months Ended June 30,		Variance in
	2025	2024	Amount

Revenues
Digital asset mining	$14,408,801	$37,971,653	$(23,562,852)
Cloud services	31,437,601	20,566,781	10,870,820
Colocation services	3,367,413	-	3,367,413
ETH staking	925,973	699,558	226,415
Other	618,497	192,252	426,245
Total revenues	50,758,285	59,430,244	(8,671,959)

Operating costs and expenses
Cost of revenue (exclusive of depreciation shown below)
Digital asset mining	(12,199,474)	(23,522,773)	11,323,299
Cloud services	(12,479,120)	(7,752,628)	(4,726,492)
Colocation services	(1,199,882)	-	(1,199,882)
ETH staking	(62,201)	(40,889)	(21,312)
Depreciation and amortization expenses	(15,465,527)	(15,192,582)	(272,945)
General and administrative expenses	(27,937,121)	(11,436,259)	(16,500,862)
(Losses) gains on digital assets	(22,050,521)	34,193,628	(56,244,149)
Total operating expenses	(91,393,846)	(23,751,503)	(67,642,343)

(Loss) income from operations	(40,635,561)	35,678,741	(76,314,302)

Net loss from disposal of property and equipment	(333,620)	-	(333,620)
Other income, net	395,011	4,569,147	(4,174,136)
Total other income, net	61,391	4,569,147	(4,507,756)

(Loss) income before income taxes	(40,574,170)	40,247,888	(80,822,058)

Income tax expenses	(2,263,273)	(2,119,131)	(144,142)
Net (loss) income	$(42,837,443)	$38,128,757	$(80,966,200)

Revenue

We generate revenues from cloud services, colocation services, digital asset mining, and ETH staking businesses.

Revenue from cloud services

In the fourth quarter of 2023, we initiated WhiteFiber, a new business line to provide cloud services to support generative AI workstreams. The Company commenced the cloud services in January 2024.

Our revenues from cloud services increased by $10.9 million, or 52.9%, to $31.4 million for the six months ended June 30, 2025 from $20.6 million for the six months ended June 30, 2024. The increase was primarily due to an increase in deployed GPU servers for the six months ended June 30, 2025 and the $1.3 million service credit issued to the customer as compensation for decreased utilization during the initial deployment period, which included testing and optimization phases, in the first quarter of 2024.

Revenue from colocation services

Our revenue from colocation services was $3.4 million for the six months ended June 30, 2025. We had no revenue from colocation services for the six months ended June 30, 2024. In the fourth quarter of 2024, we acquired Enovum which provides customers with physical space, power, and cooling within the data center facility.

Revenue from digital asset mining

The Company enters in contracts with mining pool operators to provide computing power to digital asset mining pools. Providing computing power for digital asset transaction verification services is an output of the Company’s ordinary activities. The provision of such computing power is the only performance obligation in the Company’s contracts with mining pool operators.

For the six months ended June 30, 2025, we received 151.5 bitcoins from the Foundry USA Pool (“Foundry”) mining pool. As of June 30, 2025, our maximum hash rate was at an aggregate of 2.7 EH/s for our bitcoin miners. For the six months ended June 30, 2025, we recognized revenue of $14.4 million from bitcoin mining services.

For the six months ended June 30, 2024, we received 654.9 bitcoins from the Foundry mining pool. As of June 30, 2024, our maximum hash rate was at an aggregate of 4.3 EH/s for our bitcoin miners. For the six months ended June 30, 2024, we recognized revenue of $38.0 million from bitcoin mining services.

Our revenues from digital asset mining services decreased by $23.6 million, or 62.1%, to $14.4 million for the six months ended June 30, 2025 from $38.0 million for the six months ended June 30, 2024. The decrease was primarily due to a decrease of 503.4 bitcoins generated from our mining business and partially offset by a higher average BTC price for the six months ended June 30, 2025, compared to the same period in 2024.

Revenue from ETH staking

During the fourth quarter of 2022, we commenced ETH staking business, in both native staking and liquid staking.

For the ETH native staking business, we previously partnered with Blockdaemon, Marsprotocol and MarsLand. Currently, we stake ETH with Figment, using network-based smart contracts, on a node for the purpose of validating transactions and adding blocks to the network. Through these contracts, the Company stakes ETH on nodes for the purpose of validating transactions and adding blocks to the Ethereum blockchain network. The Company is able to withdraw staked ETH under contracted staking since April 12, 2023 when the announced Shanghai upgrade was completed. In exchange for staking the ETH and validating transactions on blockchain networks, the Company is entitled to block rewards and transaction fees for successfully validating or adding a block to the blockchain. These rewards are received by the Company directly from the Ethereum network and are calculated approximately based on the proportion of the Company’s stake to the total ETH staked by all validators.

In the fourth quarter of 2023, the Company terminated the native staking activities and reclaimed all staked Ethereum with Blockdaemon. Our native staking operations with Marsprotocol commenced in the first quarter of 2023 and concluded in July 2023. After ceasing operations with Marsprotocol, we initiated our native staking operations with MarsLand in August 2023. In the first quarter of 2024, we concluded our operations with MarsLand and initiated our native staking operations with Figment. As of December 31, 2024, all of our native staking operations are with Figment.

For the liquid staking business, the Company has deployed ETH into Portara protocol (formerly known as Harbour) supported by liquid staking solution provider under the consortium of Blockdaemon and Stakewise, and Liquid Collective protocol supported by Coinbase. By staking, we receive receipt tokens for the ETH staked which could be redeemed to ETH or can be traded or collateralized elsewhere, at any time. In addition, we receive rETH-h for rewards earned from Portara protocol. With the introduction of staked ETH withdrawals in April 2023, we have reassessed our Ethereum network staking approaches, weighing the advantages of traditional staking against liquid staking solutions. The withdrawal feature in native staking, coupled with yields that are on par with those of liquid staking, has encouraged us to expand our collaborations with other service providers in this domain. As a result, we terminated all liquid staking activities with StakeWise in the third quarter of 2023, reclaiming all staked Ethereum along with the accumulated rewards. In the first quarter of 2024, we ceased our liquid staking activities with Liquid Collective protocol and reclaimed all our staked Ethereum. Since the first quarter of 2024, the Company has no liquid staking activities. In July 2025, we resumed liquid staking through the Liquid Collective protocol with 5,120 ETH. This approach provides flexibility to engage in both staking and restaking through a broader range of strategies and platforms.

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

For the six months ended June 30, 2025, we earned 377.8 ETH in native staking and nil ETH in liquid staking, respectively. For the six months ended June 30, 2025, we recognized revenues of $925,973 and $0 from native staking and liquid staking, respectively.

For the six months ended June 30, 2024, we earned 220.5 ETH in native staking and 1.3 ETH in liquid staking, respectively. For the six months ended June 30, 2024, we recognized revenues of $695,055 and $4,503 from native staking and liquid staking, respectively.

Our revenues from ETH native staking increased by $230,918, or 33.2%, to $925,973 for the six months ended June 30, 2025 from $695,055 for the six months ended June 30, 2024. The increase was primarily due to an increase of 157.3 ETH earned from staking services partially offset by a decrease in the average price of ETH for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

Our revenues from ETH liquid staking decreased by $4,503, or 100%, to $0 for the six months ended June 30, 2025 from $4,503 for the six months ended June 30, 2024. The decrease was due to the termination of liquid staking activities in the first quarter of 2024.

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

The Company’s cost of revenue consists primarily of direct production costs associated with its core operations, excluding depreciation and amortization, which are separately stated in the Company’s consolidated statements of operations. Specifically, these costs consist of:

i.	cloud services operations - electricity costs, datacenter lease expense, GPU servers lease expense, and other relevant costs

ii.	colocation services - electricity costs, lease costs, data center employees’ wage expenses, and other relevant costs

iii.	mining operations - electricity costs, profit-sharing fees and other relevant costs

iv.	ETH staking business - service fee and reward-sharing fees to the service providers.

Cost of revenue - cloud services

For the six months ended June 30, 2025 and 2024, the cost of revenue from cloud services was comprised of the following:

	For the Six Months Ended June 30,
	2025	2024

Electricity costs	$1,171,592	$226,421
Datacenter lease expenses	2,639,653	1,306,110
GPU servers lease expenses	7,496,856	5,912,240
Other costs	1,171,019	307,857
Total	$12,479,120	$7,752,628

Electricity costs. These expenses were incurred by the data center for the high performance computing equipment and were closely correlated with the number of deployed GPU servers.

For the six months ended June 30, 2025, electricity costs increased by $0.9 million, or 417%, compared to the electricity costs incurred for the six months ended June 30, 2024. The increase primarily resulted from an increase in the number of deployed GPU servers.

Datacenter lease expenses. We entered into datacenter lease agreements for fixed monthly recurring costs.

For the six months ended June 30, 2025, datacenter lease expenses increased by $1.3 million, or 102%, compared to the datacenter lease expenses incurred for the six months ended June 30, 2024. The increase primarily resulted from two additional datacenter leases entered into after the second quarter of 2024.

GPU servers lease expenses. We entered into a GPU servers lease agreement to support our cloud services. The lease payment depends on the usage of the GPU servers.

For the six months ended June 30, 2025, GPU servers lease expenses increased by $1.6 million, or 27%, compared to the GPU servers lease expenses incurred for the six months ended June 30, 2024. The increase primarily resulted from a higher average number of GPU servers leased.

Cost of revenue - Colocation Services

In the fourth quarter of 2024, we acquired Enovum which provides colocation services. For the six months ended June 30, 2025 and 2024, the cost of revenue from colocation services was comprised of the following:

	For the Six Months Ended June 30,
	2025	2024

Electricity costs	$493,061	$-
Lease expenses	307,277	-
Wage expenses	169,543	-
Other costs	230,001	-
Total	$1,199,882	$-

Electricity costs. These expenses were closely correlated with the number of deployed servers hosted by the data center.

For the six months ended June 30, 2025, electricity costs totaled $0.5 million. We had no electricity costs for the six months ended June 30, 2024 as we acquired Enovum in the fourth quarter of 2024, which provides colocation services.

Lease expenses. These expenses were incurred by the data center for lease agreement for a fixed monthly recurring cost.

For the six months ended June 30, 2025, data center lease expenses totaled $0.3 million. We had no data center lease expenses for the six months ended June 30, 2024 as we acquired Enovum in the fourth quarter of 2024, which provides colocation services.

Wage expenses. These expenses represent the salaries and benefits of data center employees involved in the operation of our facilities.

For the six months ended June 30, 2025, wage expenses totaled $0.2 million. We had no wage expenses for the six months ended June 30, 2024 as we acquired Enovum in the fourth quarter of 2024, which provides colocation services.

Cost of revenue - digital asset mining

For the six months ended June 30, 2025 and 2024, the cost of revenue from digital asset mining was comprised of the following:

	For the Six Months Ended June 30,
	2025	2024

Electricity costs	$8,567,364	$15,264,702
Profit-sharing fees	2,242,111	6,977,443
Other costs	1,389,999	1,280,628
Total	$12,199,474	$23,522,773

Electricity costs. These expenses were incurred by mining facilities for the miners in operation and were closely correlated with the number of deployed miners.

For the six months ended June 30, 2025, electricity costs decreased by $6.7 million, or 44%, compared to the electricity costs incurred for the six months ended June 30, 2024. The decrease primarily resulted from a decrease in the number of deployed miners.

Profit-sharing fees. We enter into hosting agreements with certain mining facilities, which included performance fees calculated as a fixed percentage of net profit generated by the miners. We refer to these fees as profit-sharing fees.

For the six months ended June 30, 2025, profit-sharing fees decreased by $4.7 million, or 68%, compared to profit-sharing fees incurred in the six months ended June 30, 2024. The decrease in profit-sharing fees was primarily due to a lower bitcoin production and partially offset by the higher average BTC price for six months ended June 30, 2025.

Cost of revenue - ETH staking

For the six months ended June 30, 2025, cost of revenue from ETH staking business increased by $21,312, or 52%, compared to the cost of revenue incurred for the six months ended June 30, 2024. The increase was primarily driven by an increased number of staked ETH from 17,184 ETH in the six months ended June 30, 2024 to 21,568 ETH in the six months ended June 30, 2025.

Depreciation and amortization expenses

For the six months ended June 30, 2025 and 2024, depreciation and amortization expenses were $15.5 million and $15.2 million, respectively based on an estimated useful life of property, plant, and equipment.

Effective January 1, 2025, we changed our estimate of the useful lives for our cloud service equipment from three to five years. The change was made to better reflect the expected usage patterns and economic benefits of the assets. Refer to Note 2. Summary of Significant Accounting Policies.

General and administrative expenses

For the six months ended June 30, 2025, our general and administrative expenses, totaling $27.9 million, were primarily comprised of professional and consulting expenses of $12.2 million, shared-based compensation expenses of $7.1 million, salary and bonus expenses of $3.2 million, marketing expenses of $1.0 million, travel expenses of $0.5 million, and directors and officers insurance expenses of $0.4 million.

For the six months ended June 30, 2024, our general and administrative expenses, totaling $11.4 million, were primarily comprised of shared-based compensation expenses of $0.9 million, salary and bonus expenses of $2.0 million, professional and consulting expenses of $4.9 million, directors and officers insurance expenses of $0.4 million, marketing expenses of $0.7 million, and travel expenses of $0.5 million.

Gains (losses) on digital assets

For the six months ended June 30, 2025, a loss of $22.1 million was recognized, primarily attributable to the decreases in the price of ETH as of June 30, 2025, partially offset by an increase in the price of bitcoin as of June 30, 2025.

For the six months ended June 30, 2024, a gain of $34.2 million was recognized, primarily attributable to the increases in the prices of bitcoin and ETH as of June 30, 2024.

Income tax provisions

Provision for income taxes consists of federal, state and foreign income taxes. Our income tax provision for the six months ended June 30, 2025 is primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates, and the valuation allowance applied to the Company’s deferred tax assets in the United States, Singapore and Hong Kong. We continue to maintain a valuation allowance against the deferred tax assets in United States, Singapore and Hong Kong as the Company does not expect those deferred tax assets are “more likely than not” to be realized in the near future, particularly due to the uncertainty on macroeconomy, politics and profitability of the business.

Our income tax provision was $2.3 million and $2.1 million for the six months ended June 30, 2025 and 2024, respectively. The income tax provision did not change materially during the six months ended June 30, 2025 compared to the same period in 2024.

Net income (loss) and earnings (loss) per share

For the six months ended June 30, 2025, our net loss was $42.8 million, representing a change of $81.0 million from a net income of $38.1 million for the six months ended June 30, 2024.

Basic and diluted loss per share was $0.22 and $0.22 for the six months ended June 30, 2025, respectively. Basic and diluted earnings per share was $0.31 and $0.31 for the six months ended June 30, 2024, respectively.

Basic and diluted weighted average number of shares was 194,355,223 and 194,355,223 for the six months ended June 30, 2025, respectively. Basic and diluted weighted average number of shares was 121,362,883 and 122,374,103 for the six months ended June 30, 2024, respectively.

Discussion of Certain Balance Sheet Items

The following table sets forth selected information from our consolidated balance sheets as of June 30, 2025 and December 31, 2024. This information should be read together with our consolidated financial statements and related notes included elsewhere in this report.

	June 30,	December 31,	Variance in
	2025	2024	Amount
ASSETS
Current Assets
Cash and cash equivalents	$181,165,847	$95,201,335	$85,964,512
Restricted cash	3,732,792	3,732,792	-
Accounts receivable	6,491,562	5,267,863	1,223,699
USDC	515,242	411,413	103,829
Digital assets	91,214,450	161,377,344	(70,162,894)
Net investment in lease - current	3,517,921	2,546,519	971,402
Loans receivable	400,000	400,000	-
Other current assets	26,715,156	28,319,669	(1,604,513)
Total Current Assets	313,752,970	297,256,935	16,496,035

Non-Current Assets
Deposits for property, plant, and equipment	21,066,026	39,059,707	(17,993,681)
Property, plant, and equipment, net	253,920,936	107,302,458	146,618,478
Goodwill	20,190,268	19,383,291	806,977
Intangible Assets	13,210,056	13,028,730	181,326
Operating lease right-of-use assets	44,799,045	14,967,569	29,831,476
Net investment in lease - non-current	9,367,633	6,782,479	2,585,154
Investment securities	38,953,792	30,797,365	8,156,427
Deferred tax asset	92,962	89,246	3,716
Other non-current assets	8,065,349	9,579,884	(1,514,535)
Total Non-Current Assets	409,666,067	240,990,729	168,675,338

Total Assets	$723,419,037	$538,247,664	$185,171,373

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$2,087,887	$3,418,172	$(1,330,285)
Current portion of deferred revenue	11,640,667	30,698,458	(19,057,791)
Current portion of operating lease liability	5,487,628	4,529,291	958,337
Income tax payable	1,936,542	1,595,308	341,234
Dividend payable	-	800,000	(800,000)
Other payables and accrued liabilities	18,943,717	13,985,375	4,958,342
Total Current Liabilities	40,096,441	55,026,604	(14,930,163)

Non-Current Liabilities
Other long-term liabilities	392,686	785,372	(392,686)
Non-current portion of deferred revenue	28,046	73,494	(45,448)
Non-current portion of operating lease liability	38,257,665	9,276,926	28,980,739
Long-term income tax payable	3,196,204	3,196,204	-
Deferred tax liability	8,259,351	6,409,915	1,849,436
Total Non-Current Liabilities	50,133,952	19,741,911	30,392,041

Total Liabilities	$90,230,393	$74,768,515	$15,461,878

Cash and cash equivalents

Cash and cash equivalents primarily consist of funds deposited with banks, which are highly liquid and are unrestricted to withdrawal or use. The total balance of cash and cash equivalents were $181.2 million and $95.2 million as of June 30, 2025 and December 31, 2024, respectively. The increase in the balance of cash and cash equivalents was a result of net cash of $35.1 million provided by operating activities and net cash of $199.3 million provided by financing activities, partially offset by net cash of $148.2 million used in investing activities.

Accounts receivable, net

Accounts receivable consists of amounts due from our customers. The total balance of accounts receivable was $6.5 million and $5.3 million as of June 30, 2025 and December 31, 2024, respectively. The increase in the balance of accounts receivable is attributable to unpaid invoices from our customers.

USDC

USD Coin (“USDC”) is accounted for as a financial instrument; one USDC can be redeemed for one U.S. dollar on demand from the issuer. The balance of USDC was $0.5 million and $0.4 million as of June 30, 2025 and December 31, 2024, respectively. The increase in the balance of USDC was primarily due to the receipt of USDC from sales of other digital assets of $1.2 million and receipt of USDC from other income of $40,100, partially offset by the payment of other expenses of $1.2 million.

Digital assets

Digital assets primarily consist of BTC and ETH. For the three months ended June 30, 2025, we earned digital assets from mining services and ETH staking services. We exchanged BTC into ETH or USDC, exchanged BTC and ETH into cash, or used BTC and ETH to pay certain operating costs and other expenses. Digital assets held are accounted for as intangible assets measured at fair value, with changes in fair value recorded in net income in each reporting period.

As compared with the balance as of December 31, 2024, the balance of digital assets as of June 30, 2025 decreased by $70.2 million, which was primarily attributable to exchange of bitcoins of $54.0 million into cash, exchange of bitcoins of $1.2 million into USDC, payment of ETH to investment fund of $7.0 million, and change in fair value of $22.0 million, partially offset by the generation of bitcoins of $14.4 million from our mining business.

Loans Receivable

Loans receivable consist of a loan issued by the Company to a third party. The total balance of loans receivable was $0.4 million and $0.4 million as of June 30, 2025 and December 31, 2024, respectively.

Net investment in lease

Net investment in lease represents the present value of the lease payments not yet received from lessee. The current and non-current balance of net investment in lease was $3.5 million and $9.4 million, respectively as of June 30, 2025. The current and non-current balance of net investment in lease was $2.5 million and $6.8 million, respectively as of December 31, 2024.

Deposits for property, plant, and equipment

The deposits for property, plant, and equipment consists of advance payments for property, plant, and equipment. The balance was derecognized once the control of the property, plant, and equipment was transferred to and obtained by us.

Compared with December 31, 2024, the balance as of June 30, 2025 decreased $18.0 million, mainly due to the receipt of property and equipment of $97.3 million, offset by prepayment of $79.3 million for property, plant and equipment.

Property, plant, and equipment, net

Property, plant, and equipment primarily consisted of equipment used in our HPC business and digital asset business as well as construction in progress representing assets received but not yet put into service.

As of June 30, 2025, we had 22,574 bitcoin miners with net book value of $22.9 million, cloud service computing equipment with a net book value of $75.4 million, property, plant, and equipment for colocation service with a net book value of $82.9 million, and construction in progress of $70.0 million.

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

Operating lease right-of-use assets and operating lease liability

As of June 30, 2025, the Company’s operating lease right-of-use assets and total operating lease liability were $44.8 million and $43.7 million respectively. As of December 31, 2024, the Company’s operating lease right-of-use assets and total operating lease liability were $15.0 million and $13.8 million respectively

The increase in operating lease right-of-use assets and total operating lease liability of $29.8 million and $29.9 million respectively, were due to one additional data center lease entered in 2025, one additional capacity lease entered in 2025, one additional office lease entered in 2025, and one additional lease entered in 2025 for general and administrative purposes totaling $32.1 million, partially offset by the amortization of the operating lease right-of-use assets totaling $2.4 million for the six months ended June 30, 2025.

Investment Securities

As of June 30, 2025, our portfolio consists of investments in three funds, a privately held company via a simple agreement for future equity (“SAFE”), and four privately held companies over which the Company neither has control nor significant influence. The total balance of investment securities was $39.0 million and $30.8 million as of June 30, 2025, and December 31, 2024, respectively. The increase of $8.2 million in the value of our investment securities was mainly driven by an additional investment of $7.0 million in Innovation Fund I and an additional investment of $2.0 million in AI Innovation Fund I, which partially offset by downward fair value adjustments of $0.8 million.

Accounts payable

Accounts payable primarily consists of amounts due for costs related to our digital asset mining, cloud services, colocation services and ETH staking. Compared with December 31, 2024, the balance of accounts payable decreased by $1.3 million in the three months ended June 30, 2025, largely due to a higher volume of payments made.

Deferred revenue

Deferred revenue pertains to prepayments received from customers for HPC business.

As of June 30, 2025, the Company’s current and non-current portion of deferred revenue was $11.6 million and $28 thousand, respectively, compared to $30.7 million and $0.1 million, respectively, as of December 31, 2024. The decrease in deferred revenue of $19.1 million reflects the recognition of $22.5 million in revenue related to the successful fulfillment of performance obligations from our HPC services, partially offset by $3.4 million prepayments from customers for HPC services to be rendered in the future.

Long-term income tax payable

Compared with December 31, 2024, the balance as of June 30, 2025 did not change as no incremental penalty was accrued on the existing unrecognized tax benefits for the three months ended June 30, 2024. Refer to Note 15. Income Taxes, for more information.

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

Reconciliations of Adjusted EBITDA to the most comparable U.S. GAAP financial metric for historical periods are presented in the table below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

Reconciliation of non-GAAP income (loss) from operations:
Net income (loss)	$14,874,202	$(11,953,100)	$(42,837,443)	$38,128,757
Depreciation and amortization expenses	8,223,538	8,346,633	15,465,527	15,192,582
Income tax expenses	1,591,557	541,781	2,263,273	2,119,131
EBITDA	24,689,297	(3,064,686)	(25,108,643)	55,440,470

Adjustments:
Net loss from disposal of property and equipment	-	-	333,620	-
Share based compensation expenses	6,890,646	423,736	7,143,036	916,335
Changes in fair value of long-term investments	(3,816,856)	(1,182,792)	875,572	(1,637,497)
Adjusted EBITDA	$27,763,087	$(3,823,742)	$(16,756,415)	$54,719,308

Liquidity and capital resources

As of June 30, 2025, we had working capital of $273.7 million which includes USDC of $0.5 million and digital assets of $91.2 million as compared with working capital of $242.2 million as of December 31, 2024. Working capital is the difference between the Company’s current assets and current liabilities.

To date, we have financed our operations primarily through cash flows from operations, and equity financing through public and private offerings of our securities. We plan to support our future operations primarily from cash generated from our operations and equity financings. We may also consider debt, preferred and convertible financing on favorable terms.

We believe our existing cash will be sufficient to fund our anticipated operating cash requirements for at least twelve months following the date of this filing.

We have sold from time to time in one or more offerings at the market (ATM) at prices and on terms which the Company will then determine for an initial aggregate offering price of $500 million pursuant to a registration statement on Form F-3 declared effective by the SEC on May 4, 2022.

Between May and August 2023, the Company issued an aggregate of 6,747,663 ordinary shares to Ionic Ventures LLC for gross proceeds of $22.0 million. The Company received net proceeds of approximately $21.0 million after deducting commissions payable to the placement agent.

In 2023, the Company sold an aggregate of 14,744,026 ordinary shares in connection with the at-the-market offering. The Company received net proceeds of $45.3 million, net of offering costs.

In 2024, the Company sold an aggregate of 67,246,628 ordinary shares in connection with the at-the-market offering. The Company received net proceeds of $242.9 million, net of offering costs.

In the first quarter of 2025, the Company sold an aggregate of 3,149,887 ordinary shares in connection with the at-the-market offering. The Company received net proceeds of $10.2 million, net of offering costs.

In the second quarter of 2025, the Company sold an aggregate of 25,504,699 ordinary shares in connection with the at-the-market offering. The Company received net proceeds of $48.3 million, net of offering costs.

On October 11, 2024, the Company acquired all of the issued and outstanding capital stock of Enovum Data Centers Corp. in a transaction valued at approximately CAD 62.8 million (approximately 46.0 million).

On April 29, 2025, the Company filed a registration statement on Form S-3 (No. 333-286841) to register up to $500 million of its Ordinary Shares, preference shares, debt securities, warrants, units and subscription rights (the “Registration Statement”).

In June 2025, the Company completed an underwritten public offering of its ordinary shares registered under the Registration Statement. In accordance with the terms of the underwriting agreement entered into with B. Riley Securities, Inc., as representative of the several underwriters, the Company sold 75,000,000 ordinary shares at a price to the underwriters of $1.90 per share. The Company received net proceeds of approximately $141.6 million, after deducting the underwriting discount and offering expenses. On July 1, 2025, the underwriters related to this public offering fully exercised their option to purchase an additional 11,250,000 ordinary shares, resulting in additional net proceeds to the Company of $21.3 million, after deducting the underwriting discount and offering expenses.

On July 15, 2025, the Company entered into a registered direct offering with B. Riley Securities, Inc. relating to its ordinary shares. In accordance with the terms of the sales agreement, the Company agreed to issue and sell 22,000,000 ordinary shares having an aggregate purchase price of $63.6 million, net of offering costs. The registered direct offering closed on July 15, 2025. The Company intends to use the net proceeds from the registered direct offering to purchase Ethereum.

Revenue from Operations

Funding our operations on a going-forward basis will rely significantly on the revenue earned from our high performance computing business, as well as our ability to earn ETH rewards from ETH staking business and the spot or market price of ETH.

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

On October 9, 2024, we executed a Master Service Agreement (the “MSA”) with Boosteroid Inc. (“Boosteroid”), a global cloud gaming provider. Following execution of a binding term sheet with Boosteroid on August 19, 2024, we finalized initial orders of 489 GPUs, projected to generate approximately $7.9 million in contracted value in the aggregate through November 2029. The GPUs have been delivered to respective data centers across the U.S. and Europe and began earning fees in November 2024. The MSA provides Boosteroid with the option to expand in increments of 100 servers, up to 50,000 servers, representing a potential contract value of approximately $700 million over the five-year term assuming Boosteroid utilizes the GPUs and services at full capacity for the duration of the contract. Expansion depends upon the internal development roadmap of Boosteroid, Boosteroid has full discretion to decide when and the quantity to pursue separate source orders (for GPU servers) under the MSA. In the third quarter of 2025, the Company finalized additional purchase orders for 302, 120, and 279 GPUs, totaling approximately $10.4 million in contracted value over a five-year term.

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

Regardless of our ability to generate revenue from our high performance computing business, or our Ethereum staking business, we may need to raise additional capital in the form of equity or debt to fund our operations and pursue our business strategy. The ability to raise funds such as equity, debt or conversion of digital assets to maintain our operations is subject to many risks and uncertainties and, even if we are successful, future equity issuances would result in dilution to our existing stockholders and any future debt or debt securities may contain covenants that limit our operations or ability to enter into certain transactions. Our ability to realize revenue through conversion of digital assets into cash or fund overhead with digital assets is subject to a number of risks, including regulatory, financial and business risks, many of which are beyond our control. Additionally, the value of digital asset rewards has historically been extremely volatile, and future prices cannot be predicted.

If we are unable to generate sufficient revenue when needed or secure additional funding, it may become necessary to significantly reduce our current rate of expansion or to explore other strategic alternatives.

Cash flows

	For the Six Months Ended June 30,
	2025	2024
Net Cash Provided by (Used in) Operating Activities	$35,095,075	$(30,370,425)
Net Cash Used in Investing Activities	(148,240,379)	(6,660,262)
Net Cash Provided by Financing Activities	199,313,693	80,273,917
Net (decrease) increase in cash, cash equivalents and restricted cash	86,168,389	43,243,230
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(203,877)	-
Cash, cash equivalents and restricted cash, beginning of period	98,934,127	18,180,934
Cash, cash equivalents and restricted cash, end of period	$184,898,639	$61,424,164

Operating Activities

Net cash provided by operating activities was $35.1 million for the six months ended June 30, 2025, derived mainly from (i) a net loss of $42.8 million for the six months ended June 30, 2025 adjusted for digital assets mined of $14.4 million from our mining services, depreciation expenses and amortization expense of $15.5 million, losses on digital assets of $22.1 million, share based compensation expenses of $7.1 million, loss from disposal of property, plant, and equipment of $0.3 million, and changes in fair value of investment security of $0.9 million, and (ii) net changes in our operating assets and liabilities, principally comprising of a decrease in digital assets and stable coins of $54.0 million, decrease in deferred revenue of $19.0 million, an increase in accounts receivable of $1.2 million, an increase in other payable and accrued liabilities of $5.3 million, a decrease in net investment in lease of $1.3 million, a decrease in accounts payable of $0.3 million, a decrease in other current assets of $3.9 million, and a decrease in other non-current assets of $1.6 million.

Net cash used in operating activities was $30.4 million for the six months ended June 30, 2024, derived mainly from (i) a net income of $38.1 million for the six months ended June 30, 2024 adjusted for digital assets of $38.0 million from our mining services, depreciation expenses of property and equipment of $15.2 million, unrealized gain on digital assets held in fund of $2.7 million, and gains on digital assets of $34.2 million, and (ii) net changes in our operating assets and liabilities, principally comprising of a decrease in deferred revenue of $13.1 million, decrease in other payable and accrued liabilities of $3.7 million, and a decrease in net investment in lease of $2.9 million, offset by and an increase in accounts payable of $3.8 million and other current assets of $8.4 million.

Investing Activities

Net cash used in investing activities was $148.2 million for the six months ended June 30, 2025, primarily attributable to purchases of and deposits made for property, plant, and equipment of $147.1 million, investment in equity securities of $2.0 million, and proceeds from disposal of property, plant and equipment of $0.9 million.

Net cash used in investing activities was $6.7 million for the six months ended June 30, 2024, primarily attributable to purchases of and deposits made for property and equipment of $5.6 million, investment in a SAFE of $1.0 million and investment in one equity investee of $0.1 million.

Financing Activities

Net cash provided by financing activities was $199.3 million for the six months ended June 30, 2025, attributable to net proceeds of $58.5 million from the at-the-market offering, net proceeds of $141.6 million from the public offering, and offset by the payment of dividends of $0.8 million.

Net cash provided by financing activities was $80.3 million for the six months ended June 30, 2024, attributable to net proceeds of $80.3 million from the at-the-market offering.

Royal Bank of Canada Credit Facility

On June 18, 2025, the Company entered into a definitive credit agreement with the Royal Bank of Canada (“RBC”), the largest bank in Canada, to finance its data centers business. The facility provides up to CAD $60 million (approximately USD $43.8) in aggregate financing. Proceeds will be used to support the continued buildout of the Company’s HPC data center portfolio. Refer to Data Centers section above for further details.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements. These financial statements are prepared in accordance with U.S. GAAP, which requires the Company to make estimates and assumptions that affect the reported amounts of our assets, liabilities, revenues, and expenses, to disclose contingent assets and liabilities on the dates of the unaudited condensed consolidated financial statements, and to disclose the reported amounts of revenues and expenses incurred during the financial reporting periods. The most significant estimates and assumptions include, but are not limited to, the valuation of current assets, useful lives of property, plant, and equipment, impairment of long-lived assets, intangible assets and goodwill, valuation of assets and liabilities acquired in business combinations, provision necessary for contingent liabilities and realization of deferred tax assets. We continue to evaluate these estimates and assumptions that we believe to be reasonable under the circumstances. We rely on these evaluations as the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates as a result of changes in our estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We believe critical accounting policies as disclosed in this release reflect the more significant judgments and estimates used in preparation of our unaudited condensed consolidated financial statements. For a summary of significant accounting policies, refer to Note 2. Summary of Significant Accounting Policies in our Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere herein.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable. A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures.

Based on this evaluation, our management, with the participation of our Chief Executive Officer and our Principal Financial Officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in conducting a cost-benefit analysis of possible controls and procedures.

Changes in Internal Control over Financial Reporting

In October 2024, we acquired 100% of the equity interests of Enovum Data Centers Corp (“Enovum”). We are currently in the process of integrating Enovum’s operations, control processes, and information systems into our systems and control environment and expect to include them in scope of design and operation of our internal control over financial reporting for the year ending December 31, 2025. We believe that we have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during this integration. Other than changes made in connection with the acquisitions, there were no changes in our internal control over financial reporting during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Except as set forth herein, there have been no changes since the filing of the Company’s Form 10-K for the year ended December 31, 2024 and the Company’s Form 10-Q for the period ended March 31, 2025.

On June 3, 2024, the Company filed suit in Delaware Superior Court against Blockfusion, Inc. (“Blockfusion”) alleging claims for breach of contract, conversion, and related claims in connection with, among other things, certain deposits and advances paid to Blockfusion, the return of which is owed to Bit Digital. Bit Digital is seeking in excess of $4.3 million. On October 22, 2024, Blockfusion denied the Company’s claims and brought reciprocal breach of contract and related counterclaims. Following limited discovery, the Court entered a stipulation and order on June 18, 2025, amending the Case Management Order to extend multiple discovery deadlines and vacate the previously scheduled trial date. On August 1, 2025, the Company moved for leave to file a Second Amended Complaint, which adds claims for fraud and related causes of action arising out of Blockfusion’s conduct both at the inception of and during the parties’ relationship. The Second Amended Complaint also names Blockfusion’s CEO, Alexander Martini-Lomanto, as an additional defendant. The Company continues to seek the recovery of its original investment, invoice payments, and unpaid late development fees, and now seeks additional damages for the tort and equitable claims contained in the Second Amended Complaint pending Court approval, including punitive damages. If the Company’s Second Amended Complaint is ultimately accepted by the Court, the total amount of damages sought will be in excess of $5 million.

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

Please note in considering the “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 (Annual Report) that, notwithstanding the fact that Bit Digital, Inc. has not conducted operations in the PRC since September 30, 2021, we have previously disclosed under Risk Factors in our Annual Report. “We may be subject to fines and penalties for any noncompliance with or any liabilities in our former business in China in a certain period from now on.” Although the statute of limitations for non-compliance by our former business in the PRC is generally two years and the Company has been out of the PRC, for more than two years, the Authority may still find its prior bitcoin mining operations involved a threat to financial security. In such event, the two-year period would be extended to five years.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None. Previously reported on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

(a) Exhibits.

Exhibit No.	Document Description

2.1*	Section 351 Contribution Agreement, dated July 30, 2025, between WhiteFiber, Inc. and Bit Digital, Inc.

10.1	MTL-3 Lease Agreement dated April 10, 2025 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 15, 2025).

10.2	Purchase Agreement, dated as of April 10, 2025, by and between Enovum Data Centers Corp. and Unifi Manufacturing, Inc. Certain portions of the exhibit that include immaterial and confidential information have been omitted and are available upon request of the SEC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 16, 2025).

10.3+	Amendment to Real Estate Purchase and Sale Agreement dated as of May 19, 2025, by and between Enovum NC-1 Bidco, LLC and Unifi Manufacturing, Inc (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 23, 2025).

10.4*	Transition Services Agreement, dated July 30, 2025, between WhiteFiber, Inc. and Bit Digital, Inc.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS**	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).**

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith (unless otherwise noted as being furnished herewith).

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

+	Certain portions of this exhibit have been redacted in accordance with Item 601(b)(10) of Regulation S-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bit Digital, Inc.

Date: August 14, 2025	By:	/s/ Sam Tabar
Sam Tabar
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2025	By:	/s/ Erke Huang
Erke Huang
Chief Financial Officer
(Principal Accounting Officer)

Date: August 14, 2025	By:	/s/ Justin Zhu
Justin Zhu
Chief Accounting Officer and Senior Vice President of Finance
(Principal Financial Officer)