Form 10-Q
period 2025-09-30
Bit Digital, Inc
filed 2025-11-14
CIK 1710350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Ordinary Shares, $.01 par value	BTBT	Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Applicable only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date: 323,674,831 Ordinary Shares as of November 10, 2025.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.

We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. In particular, information included under “Risk Factors,” “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this report contain forward-looking statements. Where, in any forward-looking statement, an expectation or belief as to future results or events is expressed, such expectation or belief is based on the current plans and expectations of Bit Digital, Inc.’s (“Bit Digital”) management and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. Whether any such forward-looking statements are in fact achieved will depend on future events, some of which are beyond Bit Digital’s control. Except as may be required by law, Bit Digital undertakes no obligation to modify or revise any forward-looking statements to reflect new information, events or circumstances occurring after the date of this report. Comparisons of results for current and any prior periods are not intended to express any future trends, or indications of future performance, unless expressed as such, and should only be viewed as historical data.

Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”).

ii

Item 1. Financial Statements and Supplementary Data

BIT DIGITAL, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2025 and December 31, 2024

(Expressed in US dollars, except for the number of shares)

	September 30,	December 31,
	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$179,118,182	$95,201,335
Restricted cash	3,732,792	3,732,792
Accounts receivable, net	17,441,029	5,267,863
USDC	1,027,458	411,413
Digital assets	423,682,364	161,377,344
Digital intangible assets	17,257,172	-
Net investment in lease – current, net	4,126,623	2,546,519
Loans receivable	400,000	400,000
Other current assets, net	25,865,020	28,319,669
Total Current Assets	672,650,640	297,256,935

Non-Current Assets
Deposits for property, plant, and equipment	9,979,576	39,059,707
Property, plant, and equipment, net	271,305,168	107,302,458
Goodwill	19,848,419	19,383,291
Intangible assets, net	12,808,901	13,028,730
Operating lease right-of-use assets	42,773,580	14,967,569
Net investment in lease - non-current, net	10,798,088	6,782,479
Investment securities	86,676,878	30,797,365
Deferred tax asset	91,389	89,246
Other non-current assets, net	6,151,971	9,579,884
Total Non-Current Assets	460,433,970	240,990,729

Total Assets	$1,133,084,610	$538,247,664

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$6,301,907	$3,418,172
Current portion of deferred revenue	7,774,675	30,698,458
Current portion of operating lease liability	5,622,000	4,529,291
Dividend payable	-	800,000
Income tax payable	1,394,825	1,595,308
Other payables and accrued liabilities	17,274,634	13,985,375
Total Current Liabilities	38,368,041	55,026,604

Non-Current Liabilities
Non-current portion of deferred revenue	13,671	73,494
Non-current portion of operating lease liability	36,294,655	9,276,926
Long-term income tax payable	3,196,204	3,196,204
Deferred tax liability	9,434,308	6,409,915
Other long-term liabilities	196,345	785,372
Total Non-Current Liabilities	49,135,183	19,741,911

Total Liabilities	87,503,224	74,768,515

Commitments and Contingencies – Note 19

Bit Digital Shareholders’ Equity
Preferred shares, $0.01 par value, 10,000,000 and 10,000,000 shares authorized, 1,000,000 and 1,000,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	9,050,000	9,050,000
Ordinary shares, $0.01 par value, 1,000,000,000 and 340,000,000 shares authorized, 322,254,781 and 179,255,191 shares issued, 322,124,795 and 179,125,205 shares outstanding as of September 30, 2025 and December 31, 2024, respectively	3,222,548	1,792,548
Treasury stock, at cost, 129,986 and 129,986 shares as of September 30, 2025 and December 31, 2024, respectively	(1,171,679)	(1,171,679)
Additional paid-in capital	884,809,812	553,583,437
Retained earnings (Accumulated deficit)	9,836,608	(98,209,661)
Accumulated other comprehensive income (loss)	406,386	(1,565,496)
Total Bit Digital Shareholders’ Equity	906,153,675	463,479,149
Noncontrolling Interests	139,427,711	-
Total Equity	1,045,581,386	463,479,149
Total Liabilities and Equity	$1,133,084,610	$538,247,664

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIT DIGITAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
INCOME (LOSS)

For the Three and Nine Months Ended September 30, 2025 and 2024

(Expressed in US dollars, except for the number of shares)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Revenues
Digital asset mining	$7,415,702	$10,110,221	$21,824,503	$48,081,874
Cloud services	18,032,898	12,151,302	49,470,499	32,718,083
Colocation services	1,692,280	-	5,059,693	-
ETH staking	2,868,534	447,004	3,794,507	1,146,562
Other	454,588	130,144	1,073,085	322,396
Total Revenues	30,464,002	22,838,671	81,222,287	82,268,915

Operating costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown below)
Digital asset mining	(5,032,692)	(9,998,031)	(17,232,166)	(33,520,804)
Cloud services	(6,314,548)	(5,459,667)	(18,793,668)	(13,212,295)
Colocation services	(674,947)	-	(1,874,829)	-
ETH staking	(113,147)	(11,607)	(175,348)	(52,496)
Depreciation and amortization expenses	(9,636,039)	(8,383,055)	(25,101,566)	(23,575,637)
General and administrative expenses	(33,094,746)	(13,681,750)	(61,031,868)	(25,118,009)
Gains (losses) on digital assets	168,040,717	(21,916,244)	145,990,197	12,277,384
Impairment of digital intangible assets	(1,836,192)	-	(1,836,192)	-
Total operating income/ (expenses)	111,338,406	(59,450,354)	19,944,560	(83,201,857)

Income (loss) from operations	141,802,408	(36,611,683)	101,166,847	(932,942)

Net loss from disposal of property, plant and equipment	(539,378)	-	(872,998)	-
Other income (loss), net	6,159,448	(1,555,573)	6,554,459	3,013,574
Total other income (loss), net	5,620,070	(1,555,573)	5,681,461	3,013,574

Income (loss) before income taxes	147,422,478	(38,167,256)	106,848,308	2,080,632

Income tax expenses	(697,668)	(628,230)	(2,960,941)	(2,747,361)
Net income (loss)	146,724,810	(38,795,486)	103,887,367	(666,729)
Net loss attributable to noncontrolling interest	(4,158,903)	-	(4,158,903)	-
Net Income (loss) attributable to Bit Digital shareholders	$150,883,713	$(38,795,486)	$108,046,270	$(666,729)

Weighted average number of ordinary share outstanding
Basic	317,296,789	149,684,237	235,907,855	130,917,218
Diluted	318,896,222	149,684,237	236,336,822	130,917,218

Earnings (loss) per share
Basic	$0.48	$(0.26)	$0.46	$(0.01)
Diluted	$0.47	$(0.26)	$0.46	$(0.01)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIT DIGITAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

For the Three and Nine Months Ended September 30, 2025 and 2024

(Expressed in US dollars, except for the number of shares)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Net income (loss)	$146,724,810	$(38,795,486)	$103,887,367	$(666,729)

Other comprehensive income (loss)
Foreign currency translation adjustments	(951,649)	-	1,971,882	-
Comprehensive income (loss)	145,773,161	(38,795,486)	105,859,249	(666,729)
Comprehensive loss attributable to noncontrolling interests	(4,318,221)	-	(4,318,221)	-
Comprehensive income (loss) attributable to Bit Digital shareholders	$150,091,382	$(38,795,486)	$110,177,470	$(666,729)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIT DIGITAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three and Nine Months Ended September 30, 2025 and 2024

(Expressed in U.S. dollars, except for the number of shares)

	Preferred Shares		Common Shares		Treasury		Additional paid -in	Retained Earnings (Accumulated	Accumulated other comprehensive	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Par Value	Shares	Amount	capital	deficit)	(loss) income	interest	Equity
Balance, December 31, 2023	1,000,000	9,050,000	107,291,827	1,074,218	(129,986)	(1,171,679)	290,660,609	(146,909,292)	-	-	152,703,856
Share-based compensation expense	-	-	-	-	-	-	106,199	-	-	-	106,199
Issuance of ordinary shares/At-the-market offering, net of offering costs	-	-	12,871,934	128,719	-	-	38,523,688	-	-	-	38,652,407
Share-based compensation in connection with issuance of ordinary shares to employees	-	-	100,000	1,000	-	-	275,000	-	-	-	276,000
Share-based compensation in connection with issuance of ordinary shares to consultants	-	-	700,000	7,000	-	-	2,058,000	-	-	-	2,065,000
Share-based compensation in connection with issuance of ordinary shares to director	-	-	40,000	400	-	-	110,000	-	-	-	110,400
Cumulative effect upon adoption of ASU 2023-08	-	-	-	-	-	-	-	21,193,820	-	-	21,193,820
Net income	-	-	-	-	-	-	-	50,081,857	-	-	50,081,857
Balance, March 31, 2024	1,000,000	9,050,000	121,003,761	1,211,337	(129,986)	(1,171,679)	331,733,496	(75,633,615)	-	-	265,189,539
Share-based compensation expense	-	-	-	-	-	-	40,661	-	-	-	40,661
Issuance of ordinary shares/At-the-market offering, net of offering costs	-	-	16,237,292	162,373	-	-	41,459,137	-	-	-	41,621,510
Share-based compensation in connection with issuance of ordinary shares to employees	-	-	120,000	1,200	-	-	381,875	-	-	-	383,075
Net loss	-	-	-	-	-	-	-	(11,953,100)	-	-	(11,953,100)
Balance, June 30, 2024	1,000,000	9,050,000	137,361,053	1,374,910	(129,986)	(1,171,679)	373,615,169	(87,586,715)	-	-	295,281,685
Share-based compensation expense	-	-	-	-	-	-	76,568	-	-	-	76,568
Issuance of ordinary shares/At-the-market offering, net of offering costs	-	-	14,025,827	140,259	-	-	51,295,188	-	-	-	51,435,447
Share-based compensation in connection with issuance of ordinary shares to employees	-	-	1,622,500	16,225	-	-	4,902,225	-	-	-	4,918,450
Share-based compensation in connection with issuance of ordinary shares to consultants	-	-	500,000	5,000	-	-	2,095,000	-	-	-	2,100,000
Net loss	-	-	-	-	-	-	-	(38,795,486)	-	-	(38,795,486)
Balance, September 30, 2024	1,000,000	9,050,000	153,509,380	1,536,394	(129,986)	(1,171,679)	431,984,150	(126,382,201)	-	-	315,016,664

Balance, December 31, 2024	1,000,000	9,050,000	179,125,205	1,792,548	(129,986)	(1,171,679)	553,583,437	(98,209,661)	(1,565,496)	-	463,479,149
Share-based compensation expense	-	-	-	-	-	-	219,255	-	-	-	219,255
Issuance of ordinary shares/At-the-market offering, net of offering costs	-	-	3,149,887	31,499	-	-	10,145,739	-	-	-	10,177,238
Share-based compensation in connection with issuance of ordinary shares to employees	-	-	21,250	216	-	-	48,050	-	-	-	48,266
Share-based compensation in connection with issuance of ordinary shares to consultants	-	-	450,000	4,500	-	-	1,638,000	-	-	-	1,642,500
Share-based compensation in connection with issuance of ordinary shares to director	-	-	20,000	200	-	-	67,600	-	-	-	67,800
Other comprehensive loss	-	-	-	-	-	-	-	-	(504,670)	-	(504,670)
Net loss	-	-	-	-	-	-	-	(57,711,645)	-	-	(57,711,645)
Balance, March 31, 2025	1,000,000	9,050,000	182,766,342	1,828,963	(129,986)	(1,171,679)	565,702,081	(155,921,308)	(2,070,166)	-	417,417,891
Share-based compensation expense	-	-	-	-	-	-	5,819,232	-	-	-	5,819,232
Issuance of ordinary shares/At-the-market offering, net of offering costs	-	-	25,504,699	255,047	-	-	48,056,280	-	-	-	48,311,327
Issuance of common stock/public offering, net of offering costs	-	-	75,000,000	750,000	-	-	140,875,128	-	-	-	141,625,128
Share-based compensation in connection with issuance of ordinary shares to consultants	-	-	250,000	2500	-	-	545,000	-	-	-	547,500
Share-based compensation in connection with issuance of ordinary shares to employees	-	-	531,250	5,313	-	-	1,159,850	-	-	-	1,165,163
Other comprehensive income	-	-	-	-	-	-	-	-	3,428,201		3,428,201
Net income	-	-	-	-	-	-	-	14,874,202	-	-	14,874,202
Balance, June 30, 2025	1,000,000	9,050,000	284,052,291	2,841,823	(129,986)	(1,171,679)	762,157,571	(141,047,106)	1,358,035	-	633,188,644
Share-based compensation expense	-	-	-	-	-	-	(5,537,351)	-	-	-	(5,537,351)
Changes in ownership interests in a subsidiary - IPO	-	-	-	-	-	-	27,556,652	-	-	119,919,209	147,475,861
Changes in ownership interests in a subsidiary - underwriters’ over-allotment option exercise	-	-	-	-	-	-	4,133,498	-	-	18,197,708	22,331,206
Changes in ownership interests in a subsidiary - settlement of subsidiary RSUs	-	-	-	-	-	-	-	-	-	5,629,015	5,629,015
Issuance of ordinary shares/At-the-market offering, net of offering costs	-	-	22,000,000	220,000	-	-	62,597,489	-	-	-	62,817,489
Issuance of ordinary shares/public offering, net of offering costs	-	-	11,250,000	112,500	-	-	20,892,778	-	-	-	21,005,278
Share-based compensation in connection with issuance of ordinary shares to consultants	-	-	208,153	2,082	-	-	574,870	-	-	-	576,952
Share-based compensation in connection with issuance of ordinary shares to employees	-	-	4,614,351	46,144	-	-	12,434,305	-	-	-	12,480,449
Other comprehensive loss	-	-	-	-	-	-	-	-	(951,649)	(159,318)	(1,110,967)
Net income (loss)	-	-	-	-	-	-		150,883,713	-	(4,158,903)	146,724,810
Balance, September 30, 2025	1,000,000	9,050,000	322,124,795	3,222,548	(129,986)	(1,171,679)	884,809,812	9,836,608	406,386	139,427,711	1,045,581,386

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIT DIGITAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2025 and 2024

(Expressed in US dollars)

	For the Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$103,887,367	(666,729)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization expenses	25,101,566	23,575,637
Loss from disposal of property, plant, and equipment	872,998	-
Gains on digital assets	(145,990,197)	(12,277,384)
Share-based compensation expenses	22,379,636	5,911,352
Realized and unrealized gains on digital assets held within Investment Fund	-	(2,676,237)
Changes in fair value of investment security	(6,245,819)	1,502,688
Current expected credit losses	111,184	-
Digital assets mined	(21,824,503)	(48,081,874)
Digital assets earned from staking	(3,794,507)	(1,146,562)
Impairment of digital intangible assets	1,836,192	-
Changes in operating assets and liabilities:
Digital assets and stable coins	(141,867,759)	376,784
Digital intangible assets	(19,093,364)	-
Operating lease right-of-use assets	3,876,213	(5,090,587)
Deferred revenue	(23,002,130)	16,926,551
Lease liability	(3,543,926)	5,090,587
Other current assets	3,394,179	(6,184,651)
Other non-current assets	3,396,737	997,250
Accounts receivable	(12,160,009)	(3,910,976)
Accounts payable	4,159,062	5,057,595
Other payables and accrued liabilities	(788,305)	315,682
Net investment in lease	2,291,771	(3,748,527)
Other long-term liabilities	(589,028)	-
Income tax payable	(200,483)	1,285,204
Deferred tax liability	2,928,274	1,454,157
Loss from divestiture of a subsidiary	-	978,938
Net Cash Used in Operating Activities	(204,864,851)	(20,311,102)

Cash Flows from Investing Activities:
Purchases of and deposits made for property, plant and equipment	(164,018,096)	(7,168,679)
Investment in equity securities	(2,001,600)	(16,000,000)
Investment in SAFE	-	(1,000,000)
Proceeds from disposal of property, plant and equipment	1,959,079	176,000
Net Cash Used in Investing Activities	(164,060,617)	(23,992,679)

Cash Flows from Financing Activities:
Net proceeds from issuance of ordinary shares/public offering	162,630,406	-
Net proceeds from IPO over-allotment option exercise	22,189,232	-
Net proceeds from subsidiary IPO	147,369,859	-
Net proceeds from issuance of ordinary shares/registered direct offering	62,817,210	-
Net proceeds from issuance of ordinary shares/At-the-market offering	58,488,565	131,709,364
Payment of dividends	(800,000)	-
Net Cash Provided by Financing Activities	452,695,272	131,709,364

Net increase in cash, cash equivalents and restricted cash	83,769,804	87,405,583
Effect of exchange rate changes on cash, cash equivalents and restricted cash	147,043	-
Cash, cash equivalents and restricted cash, beginning of period	98,934,127	18,180,934
Cash, cash equivalents and restricted cash, end of period	$182,850,974	$105,586,517

Supplemental Cash Flow Information
Cash paid for income taxes, net of refunds	$225,000	$8,000

Non-cash Transactions of Investing and Financing Activities
Reclassification of deposits to property and equipment	$121,095,949	$11,329,194
Right of use assets exchanged for operating lease liability	$31,571,520	$6,833,407
Net investment in sales-type lease of equipment	$7,939,715	$6,425,329
Issuance of subsidiary shares to employees in settlement of RSUs	$5,876,992	-

Reconciliation of cash, cash equivalents and restricted cash

	September 30,	December 31,
	2025	2024
Cash and cash equivalents	$179,118,182	$95,201,335
Restricted cash	3,732,792	3,732,792
Cash, cash equivalents and restricted cash	$182,850,974	$98,934,127

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIT DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

Bit Digital, Inc. (“BTBT” or the “Company”), is a holding company incorporated on February 17, 2017, under the laws of the Cayman Islands. The Company is a digital asset platform focused on Ethereum (ETH)-native treasury, staking strategies and engaged in the digital asset mining business. Through our controlling majority equity stake in WhiteFiber Inc. (Nasdaq: WYFI), the Company also engages in high performance computing (“HPC”) business, including cloud services and HPC data center services.

On August 17, 2023, WhiteFiber Iceland ehf (f/k/a Bit Digital Iceland ehf) was incorporated to support the Company’s cloud services in Iceland.

On June 27, 2024, WhiteFiber HPC, Inc. (f/k/a Bit Digital HPC, Inc.) (“WF HPC”) was incorporated to support the Company’s cloud services in the United States. WhiteFiber HPC, Inc. is 100% owned by WhiteFiber AI, Inc. which is 100% owned by White Fiber, Inc.

On August 15, 2024, WhiteFiber, Inc. (f/k/a Celer, Inc.) (“WhiteFiber”) was incorporated to support the Company’s generative artificial intelligence (“AI”) workstreams. WhiteFiber was 100% owned by the Company until August 6, 2025 when the Contribution Agreement became effective (See Note 18. Related Parties).

On October 11, 2024, the Company completed the acquisition of Enovum Data Centers Corp (“Enovum”), a Montreal-based owner, operator, and developer of HPC data centers. Enovum is 100% owned by WhiteFiber.

On March 11, 2025, WhiteFiber Canada, Inc. (“WF Canada”) was incorporated to support the Company’s generative AI workstreams in Canada. WF Canada is 100% owned by WhiteFiber AI, Inc., which is 100% owned by WhiteFiber.

On May 7, 2025, Enovum NC-1 BIDCO, LLC (“Enovum NC”) was incorporated to support the HPC data centers workstreams in North Carolina. Enovum NC is 100% owned by WhiteFiber.

On May 22, 2025, WhiteFiber Japan GK (“WF Japan”) was incorporated to support the Company’s generative AI workstreams in Japan. WF Japan is 100% owned by WhiteFiber AI, Inc., which is 100% owned by WhiteFiber.

On August 8, 2025, WhiteFiber completed its initial public offering (“IPO”) of its ordinary shares. Prior to the consummation of the IPO, the Company entered into a contribution agreement (the “Contribution Agreement”) with WhiteFiber, pursuant to which the Company contributed (the “Contribution”) its HPC business through the transfer of 100% of the capital shares of its cloud services subsidiary, WhiteFiber AI, Inc. and its wholly-owned subsidiaries WhiteFiber HPC, Inc., WhiteFiber Canada, Inc., WhiteFiber Japan G.K. and WhiteFiber Iceland, ehf, to WhiteFiber in exchange for 27,043,749 ordinary shares of WhiteFiber (the “Reorganization”). Pursuant to the Contribution Agreement, the transfer will be accounted for as a common control transaction immediately prior to the IPO. The Contribution became effective on August 6, 2025, when the registration statement on Form S-1, as amended (File No. 333-288650), of WhiteFiber was declared effective by the SEC. WhiteFiber AI became a wholly-owned subsidiary of WhiteFiber and the Company became the direct shareholder of WhiteFiber after the Reorganization. As of the date of this Form 10-Q, the Company owns approximately 70.7% of WhiteFiber. (See Note 18. Related Parties).

The accompanying unaudited condensed consolidated financial statements reflect the activities of the Company and each of the following entities:

Name	Background		Ownership
Bit Digital USA, Inc. (“BT USA”)	●	A United States company	100% owned by Bit Digital, Inc.
	●	Incorporated on September 1, 2020
	●	Engaged in digital asset mining business

Bit Digital Canada, Inc. (“BT Canada”)	●	A Canadian company	100% owned by Bit Digital, Inc.
	●	Incorporated on February 23, 2021
	●	Engaged in digital asset mining business
	●	Dormant and previously engaged in digital asset mining-related business

Bit Digital Hong Kong Limited (“BT HK”)	●	A Hong Kong company	100% owned by Bit Digital, Inc.
	●	Acquired on April 8, 2020
	●	Dormant and previously engaged in digital asset mining-related business

Bit Digital Strategies Limited	●	A Hong Kong company	100% owned by Bit Digital, Inc.
(“BT Strategies”)	●	Incorporated on June 1, 2021
	●	Engaged in treasury management activities

Bit Digital Singapore Pte. Ltd.	●	A Singapore company	100% owned by Bit Digital, Inc.
(“BT Singapore”)	●	Incorporated on July 1, 2021
	●	Engaged in digital asset staking activities

Bit Digital Investment Management	●	A British Virgin Islands company	100% owned by Bit Digital Strategies Limited.
Limited (“BT IM”)	●	Incorporated on April 17, 2023
	●	Engaged in fund and investment management activities
	●	Disposed on July 1, 2024

Bit Digital Innovation Master Fund	●	A British Virgin Islands company	100% owned by Bit Digital Strategies Limited.
SPC Limited (“BT SPC”)	●	Incorporated on May 31, 2023
	●	A segregated portfolio company
	●	Disposed on July 1, 2024

WhiteFiber, Inc. (f/k/a Celer, Inc.)	●	A Cayman Islands exempted company	70.7% owned by Bit Digital, Inc.(1)
(“WhiteFiber”)	●	Incorporated on August 15, 2024
	●	Engaged in HPC business

WhiteFiber AI, Inc. (f/k/a Bit Digital	●	A United States company	100% owned by WhiteFiber, Inc.
AI, Inc.) (“WF AI”)	●	Incorporated on October 19, 2023
	●	Engaged in cloud services

WhiteFiber Iceland ehf (f/k/a Bit Digital	●	An Icelandic company	100% owned by WhiteFiber AI, Inc.
Iceland ehf) (“WF Iceland”)	●	Incorporated on August 17, 2023
	●	Engaged in cloud services

WhiteFiber HPC, Inc. (f/k/a Bit Digital	●	A United States company	100% owned by WhiteFiber AI, Inc.
HPC, Inc.) (“WF HPC”)	●	Incorporated on June 27, 2024
	●	Engaged in HPC business

Enovum Data Centers Corp (“Enovum”)	●	A Canadian company	100% owned by WhiteFiber, Inc.
	●	Acquired on October 11, 2024
	●	Engaged in HPC data center services

WhiteFiber Canada, Inc. (“WF Canada”)	●	A Canadian company	100% owned by WhiteFiber AI, Inc.
	●	Incorporated on March 11, 2025
	●	Engaged in cloud services

Enovum NC-1 BIDCO, LLC	●	A United States company	100% owned by WhiteFiber, Inc.
(“Enovum NC”)	●	Incorporated on May 7, 2025
	●	Engaged in HPC data center services

WhiteFiber Japan GK (“WF Japan”)	●	A Japanese company	100% owned by WhiteFiber AI, Inc.
	●	Incorporated on May 22, 2025
	●	Engaged in cloud services

(1)	Upon the completion of the WhiteFiber IPO, Bit Digital owned approximately 71.5% of the ordinary shares of WhiteFiber. The ownership percentage has decreased to approximately 70.7% as a result of ordinary shares issued upon conversion of WhiteFiber restricted share units.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The interim unaudited condensed consolidated financial statements are prepared and presented in accordance with accounting principles generally accepted in the United States (“US GAAP”).

The unaudited condensed consolidated financial information as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 has been prepared without audit, pursuant to the rules and regulations of the SEC and pursuant to Regulation S-X. Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with US GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim financial information should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended December 31, 2024, which was filed with the SEC on March 14, 2025.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which are necessary for a fair presentation of financial results for the interim periods presented. The Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements have been prepared using the same accounting policies as used in the preparation of the Company’s consolidated financial statements for the year ended December 31, 2024. The results of operations for the three and nine months ended September 30, 2025, and 2024 are not necessarily indicative of the results for the full years.

Initial Public Offering of WhiteFiber

On August 8, 2025, WhiteFiber closed its initial public offering (IPO) of 9,375,000 ordinary shares at a public offering price of $17.00 per share. The IPO generated aggregate gross proceeds of approximately $159.4 million, before deducting underwriting discounts, commissions, and offering expenses payable by WhiteFiber. After deducting underwriting discounts, commissions, and other related offering expenses, net proceeds were approximately $147.4 million. The Underwriters were also granted a 30-day option (“over-allotment option”) to purchase up to an additional 1,406,250 ordinary shares.

On September 2, 2025, the Underwriters fully exercised their option to purchase the additional 1,406,250 ordinary shares at the public offering price of $17.00 per share.

Following the IPO (including the underwriters’ exercise of their option to purchase additional ordinary shares), the Company owned approximately 71.5% of the outstanding ordinary shares of WhiteFiber and continues to consolidate the assets, liabilities, and results of operations of WhiteFiber in the Company’s condensed consolidated financial statements. The portion of equity interest in WhiteFiber that the Company does not own is reflected as noncontrolling interest in the Company’s condensed consolidated financial statements.

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

We review the useful lives of equipment on an ongoing basis, and effective January 1, 2025 we changed our estimate of the useful lives for our cloud service equipment from three to five years. The change was made to better reflect the expected usage patterns and economic benefits of the assets. The effect of this change in estimate for the third quarter of 2025, based on cloud service equipment that were included in “Property, plant and equipment, net” as of December 31, 2024 and those acquired during the three months ended March 31, 2025, was a reduction in depreciation and amortization expense of $2.5 million and a benefit to net income of $1.9 million, or $0.01 per basic share and $0.01 per diluted share. The effect of this change in estimate for the nine months ended September 30, 2025, was a reduction in depreciation and amortization expense of $7.5 million and a benefit to net income of $5.9 million, or $0.03 per basic share and $0.03 per diluted share.

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

Accounts receivable, net

Accounts receivable consist of amounts due from our customers. Receivables are recorded at the invoiced amount less current expected credit losses for any potentially uncollectable accounts under the current expected credit loss (“CECL”) impairment model and presents the net amount of the financial instrument expected to be collected. The CECL impairment model requires an estimate of expected credit losses, measured over the contractual life of an instrument, that considers forecasts of future economic conditions in addition to information about past events and current conditions. In accordance with ASC 326, Measurement of Credit Losses on Financial Instruments (“ASC 326”), the Company evaluates the collectability of outstanding accounts receivable balances to determine current expected credit losses that reflects its best estimate of the lifetime expected credit losses. Uncollectible accounts are written off against the current expected credit losses when collection does not appear probable.

Due to the short-term nature of the Company’s accounts receivable, the estimate of expected credit loss is based on the aging of accounts using an aging schedule as of period ends. In determining the amount of the current expected credit losses, the Company considers historical collection history based on past due status, the current aging of receivables, customer-specific credit risk factors, including their current financial condition, current market conditions, and probable future economic conditions which inform adjustments to historical loss patterns. Credit loss expense, inclusive of credit loss expense on all categories of financial assets, is recorded within general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Digital assets holdings

The Company’s digital assets primarily include bitcoin, ETH and Liquid Staked ETH (“LsETH”), which are included in current assets in the accompanying consolidated balance sheets. The Company distinguishes between digital assets which fall within the scope of ASC 350-60 and those which do not. The Company refers to digital assets which fall within the scope of ASC 350-60 (e.g., bitcoin and ETH) as “crypto assets.” Digital assets which do not fall within the scope of ASC 350-60, Accounting for and Disclosure of Crypto Assets, are referred to as “digital intangible assets.”

Digital intangible assets comprised of LsETH that are intangible assets outside the scope of ASC 350-60. A receipt token, in general and by design, entitles the holder to redeem the crypto intangible asset(s) for which it was exchanged. Therefore, it fails the ‘other goods and services criterion’ in paragraph 350-60-15-1(b), and thus is outside the scope of Subtopic 350-60. These digital intangible assets are recorded at cost, less impairment within digital intangible assets on the consolidated balance sheets in accordance with ASC 350-30. The Company tests digital intangible assets for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. The test for impairment consists of a comparison of the fair value of the digital intangible assets with their carrying amounts. Refer to Note 6, Digital Asset Holdings for additional information.

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

Below is the roll forward of the balance of deposits for PP&E for the nine months ended September 30, 2025 and for the year ended December 31, 2024, respectively.

	September 30,	December 31,
	2025	2024

Opening balance	$39,059,707	$4,227,371
Reclassification to PP&E	(121,095,949)	(28,129,082)
Addition of deposits for PP&E	92,015,818	64,042,703
Adjustment (a)	-	(1,081,285)
Ending balance	$9,979,576	$39,059,707

(a)	The adjustment represents a reimbursement from the customer for equipment purchased under an existing service agreement, resulting from the customer’s request to upgrade to a newer generation of GPUs for future deployment.

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

Investment securities

As of September 30, 2025 and December 31, 2024, investment securities represent the Company’s investments in three funds, a privately held company via a simple agreement for future equity (“SAFE”), and four privately held companies over which the Company neither has control nor significant influence through investments in ordinary shares or preferred shares.

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

Leases

The Company determines whether an arrangement contains a lease at the inception of the arrangement. If a lease is determined to exist, the term of such lease is assessed based on the date on which the underlying asset is made available for the Company’s use by the lessor. The Company’s assessment of the lease term reflects the non-cancellable term of the lease, inclusive of any rent-free periods and/or periods covered by early-termination options which the Company is reasonably certain of not exercising, as well as periods covered by renewal options which the Company is reasonably certain of exercising. The Company also determines lease classification as either operating or finance at lease commencement, which governs the pattern of expense recognition and the presentation reflected in the consolidated statements of operations over the lease term.

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

For the operating sublease where the Company is the lessor, the Company recognizes lease payments in income over the lease term on a straight-line basis and is included in “Other income, net”.

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

The Company capitalized lease expense incurred in December 2023 that are directly related to fulfilling its cloud services which commenced operations in January 2024. The lease expense is directly related to fulfilling customer contracts and is expected to be recovered. The capitalized lease expense was reclassified as lease expense in January 2024.

Deferred Revenue

Deferred revenue primarily pertains to prepayments received from customers for services that have not yet commenced as of September 30, 2025. Deferred revenues are recognized as revenue when recognition criteria have been met.

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

Operating segments

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. Our CODM is composed of the Chief Executive Officer and Chief Financial Officer, who use segment gross profit (loss) to assess the performance of the business of our reportable operating segments. Asset information is not used by the CODM to evaluate performance or allocate resources.

Income taxes

We account for current and deferred income taxes in accordance with the authoritative guidance, which requires income tax impact to be recognized in the period in which the law is enacted. Current income tax expense represents taxes paid or payable for the current period. Deferred tax assets and liabilities are recognized using enacted tax rates for the future tax impact of temporary differences between the financial statement and tax bases of recorded assets and liabilities. A valuation allowance is recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized based on historical and projected future taxable income over the periods in which the temporary differences are expected to be recovered or settled on each jurisdiction.

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

Share-based compensation

The Company expenses stock-based compensation to employees and non-employees over the requisite service period based on the grant-date fair value of the awards. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. These assumptions are the expected stock volatility, the risk-free interest rate, the expected life of the option, and the dividend yield on the underlying stock. Expected volatility is calculated based on the historical volatility of the Company’s ordinary shares over the expected term of the option. Risk-free interest rates are calculated based on risk–free rates for the appropriate term. The Company has elected to account for forfeitures of awards as they occur.

The Company has granted RSUs to certain employees and non-employees. Some of the RSUs contain a performance condition, and vesting is determined based on achievement of a performance metric. Compensation expense is recognized on a straight-line basis over the service period based on the expected attainment of a performance metric. At each reporting period, the Company reassesses the probability of the achievement of the performance metric, and any increase or decrease in share-based compensation expense resulting from an adjustment in the number of shares expected to vest is treated as a cumulative catch-up in the period of adjustment.

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

Reclassification

Certain items in the financial statements of the comparative period have been reclassified to conform to the financial statements for the current period. The reclassification has no impact on the total assets and total liabilities as of September 30, 2025 or on the statements of operations for the three and nine months ended September 30, 2025.

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

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 expands existing income tax disclosures for rate reconciliations by requiring disclosure of certain specific categories and additional reconciling items that meet quantitative thresholds and expands disclosures for income taxes paid by requiring disaggregation by certain jurisdictions. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact, if any, of the updated guidance on its disclosures for the year ending December 31, 2025.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 requires, in the notes to the financial statements, disclosures of specified information about certain costs and expenses specified in the updated guidance. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact the updated guidance will have on its disclosures.

In May 2025, FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, which amends the guidance for identifying the accounting acquirer in transactions involving the acquisition of a variable interest entity that meets the definition of a business. The new standard is effective for the Company for its annual periods beginning January 1, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard.

On September 18, 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Topic ASC 350-40) which amends certain aspects of the accounting for and disclosure of software costs under ASC 350-40. The ASU makes targeted improvements to ASC 350-40 but does not fully align the framework for accounting for internally developed software costs that are subject to ASC 350-40 with the framework applied to software to be sold or marketed externally that is subject to ASC 985-20. The ASU also does not amend the guidance on costs of software licenses that are within the scope of ASC 985-20. The amendments supersede the guidance on Web site development costs in ASC 350-50 and relocate that guidance, along with the recognition requirements for development costs specific to Web sites, to ASC 350-40. The new guidance will be effective for all entities for annual periods beginning after December 15, 2027. Early adoption is permitted as of the beginning of an annual reporting period. The guidance can be applied on a fully prospective basis, a modified basis for in-process projects, or a full retrospective basis. The Company has adopted this ASU as of July 1, 2025 and prospectively applied the updated ASU.

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

During the nine months ended September 30, 2025, the Company accrued an estimated service credit of approximately $2.0 million to a customer under the terms of the contract. During the nine months ended September 30, 2024, the Company issued a service credit of $1.9 million to a customer as compensation for decreased utilization during the initial deployment period, which included testing and optimization phases.

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

Revenues from recurring revenue streams are billed monthly and recognized ratably over the term of the contract, generally one to five years for data center colocation customers. Non-recurring installation fees, although generally paid upfront upon installation, are deferred and recognized ratably over the contract term.

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

Below table presents the Company’s revenues generated from digital asset mining business from Foundry USA Pool by country:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$5,821,711	$8,951,079	$17,441,125	$42,448,768
Iceland	1,593,991	879,626	4,383,378	3,691,176
Canada	-	279,516	-	1,941,930
	$7,415,702	$10,110,221	$21,824,503	$48,081,874

ETH staking business

The Company generates revenue through ETH staking rewards. The Company commenced both native staking business and liquid staking business in 2022. In the first quarter of 2024, the Company terminated its liquid staking business. During the nine months ended September 30, 2025, the Company participated in both native staking and liquid staking. In July 2025, we resumed liquid staking through the Liquid Collective protocol with 5,120 ETH.

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

As of September 30, 2025 and December 31, 2024, the Company had native staked 99,936 ETH and 21,568 ETH, respectively, on the Ethereum blockchain. For the three months ended September 30, 2025 and 2024, the Company earned 644.3 ETH valued at $2,649,831 and 161.9 ETH valued at $447,004, respectively, from such staking activities and recognized the ETH staking rewards as revenues. For the nine months ended September 30, 2025 and 2024, the Company earned 1022.1 ETH valued at $3,575,804 and 382.4 ETH valued at $1,142,059 respectively, from such staking activities and recognized the ETH staking rewards as revenues.

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

For the three months ended September 30, 2025 and September 30, 2024, the Company generated revenues of $218,703 and $nil, respectively, from the liquid staking. For the nine months ended September 30, 2025 and September 30, 2024, the Company generated revenues of $218,703 and $4,503, respectively, from the liquid staking.

Contract costs

The Company capitalizes commission expenses directly related to obtaining customer contracts, which would not have been incurred if the contract had not been obtained. As of September 30, 2025, capitalized costs to obtain a contract totaled $1.2 million, and the outstanding commission expense payable was $1.6 million. As of December 31, 2024, capitalized costs to obtain a contract totaled $2.0 million, and the outstanding commission expense payable was $1.6 million.

Contract Assets

Contract assets primarily consist of revenue allocated to complimentary services provided to customers as part of contractual arrangements. As of September 30, 2025 and December 31, 2024, contract assets were $1.1 million and $nil, respectively.

Contract Liabilities

The Company’s contract liabilities consist of deferred revenue and customer deposits. As of September 30, 2025 and December 31, 2024, contract liabilities were $7.8 million and $30.8 million, respectively.

During the three months ended September 30, 2025 and 2024, $3.8 million and $nil, respectively, and during the nine months ended September 30, 2025 and 2024, $26.3 million and $13.1 million, respectively, of the beginning balance of contract liabilities was recognized as revenue.

During the three months ended September 30, 2025 and 2024, $2.1 million and $nil, respectively, and during the nine months ended September 30, 2025 and 2024, $6.1 million and $nil, respectively, were recognized as revenue as a result of satisfying performance obligations in previous periods.

Remaining performance obligation

The following table presents estimated revenue expected to be recognized in the future related to the unsatisfied portion of the performance obligation as of September 30, 2025:

	2025	2026	2027	2028	2029	Total
Colocation Services	$1,670,626	$3,862,221	$611,353	$92,435	$-	$6,236,635
Other Revenue	423,741	1,352,323	918,966	612,206	$289,473	3,596,709
Total contract liabilities	$2,094,367	$5,214,544	$1,530,319	$704,641	$289,473	$9,833,344

The amounts presented in the table above exclude variable consideration allocated entirely to wholly unsatisfied performance obligations. Such amounts have been excluded from the disclosure of remaining performance obligations in accordance with ASC 606, as the consideration is not fixed and determinable.

4. Acquisitions

Enovum Data Centers Acquisition

On October 11, 2024, the Company acquired 100% of Enovum Data Centers Corp. (the “Acquiree” or “Enovum”), an owner, operator, and developer of high-performance computing data centers, located in Montreal, Quebec, Canada. The acquisition of Enovum provides the Company with a strong diversity of existing and prospective colocation customers, delivers a strong pipeline of expansion site opportunities and an experienced management team to lead the development processes, and enables the Company to offer new service offerings. The acquisition creates the potential for significant synergies, as the Company may capture additional margin from HPC customers, versus hosting them with third party data centers. Additionally, Enovum enhances the Company’s competitive positioning in the marketplace, enabling the Company to offer an integrated GPU cloud solution to customers. Finally, the Company will enjoy greater operating flexibility by collocating its owned GPU inventory in Enovum data centers, offering capacity to customers on a just-in-time basis.

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

Through September 30, 2025, the Company recognized $2.0 million of acquisition-related costs in the income statement line item “General and Administrative Expense”.

The following unaudited pro forma financial information represents the consolidated results of operations as if the acquisition had occurred on January 1, 2024:

	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024
Revenue	$24,175,317	$85,598,014
Net loss	$(38,804,217)	$(1,018,499)

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

The acquired set of assets did not meet the definition of a business as defined in ASC 805, Business Combinations, as no substantive processes or employees were acquired. The assets acquired consisted primarily of land, building and related equipment, which are included in Property, plant, and equipment, net on the consolidated balance sheets. The fair value of the tangible assets acquired was estimated to be $23.3 million. No identifiable intangible assets were acquired, no goodwill was recognized, and no liabilities were assumed in connection with the transaction.

Real estate Acquisition – Madison, North Carolina

On May 20, 2025, the Company, through WhiteFiber, acquired the building and land, together with all the related improvements owned by Unifi Manufacturing, Inc. (“Unifi Transaction”) that were located in Madison, North Carolina. The total consideration consisted of $45.0 million in cash, including the initial deposit of $2.2 million.

The acquired set of assets did not meet the definition of a business as defined in ASC 805, Business Combinations, as no substantive processes or employees were acquired. The assets acquired consisted primarily of land, building and related equipment, which are included in Property, plant, and equipment, net on the consolidated balance sheets. The fair value of the tangible assets acquired was estimated to be $45.0 million. No identifiable intangible assets were acquired, no goodwill was recognized, and no liabilities were assumed in connection with the transaction.

In connection with the agreement, additional contingent consideration may become payable to the seller based on the timing and availability of power at the site (see Note 19. Commitments and Contingencies).

5. USDC

	September 30, 2025	December 31, 2024
USDC	$1,027,458	$411,413

The following table presents additional information about USDC for the nine months ended September 30, 2025 and 2024, respectively:

	For the Nine Months Ended September 30,
	2025	2024

Opening balance	$411,413	$405,596
Receipt of USDC from sales of other digital assets	2,321,750	1,652,100
Payment of USDC for other expenses	(1,745,805)	(1,620,063)
Payment of USDC for service charges from mining facilities	-	(67,538)
Receipt of USDC from other income	-	31
Receipt of USDC from sales of property, plant, and equipment	40,100	-
Ending balance	$1,027,458	370,126

6. DIGITAL ASSETS HOLDINGS

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

The following table presents the Company’s significant digital assets holdings as of September 30, 2025:

	Quantity	Cost Basis	Fair Value
BTC	6.1	$679,409	$693,468
ETH	102,023.6	264,254,817	422,988,896
Total digital assets held as of September 30, 2025		$264,934,226	$423,682,364

The cost basis is equal to the post-impairment value of all BTC and ETH held as of the adoption of ASU 2023-08 on January 1, 2024. For BTC and ETH earned subsequent to the adoption of ASU 2023-08, the cost basis of the BTC and ETH represents the valuation at the time the Company determined for revenue recognition purposes.

The following table presents a roll-forward of BTC for the nine months ended September 30, 2025, based on the fair value model under ASU 2023-08:

Fair value
BTC as of December 31, 2024	$69,319,731
Receipt of BTC from mining services	21,824,503
Sales of BTC in exchange of cash	(54,950,404)
Sales of BTC in exchange of ETH	(34,582,781)
Sales of BTC in exchange of USDC	(2,321,750)
Payment of BTC for service charges from mining facilities	(1,365,252)
Payment of BTC for other expenses	(80,106)
Change in fair value of BTC	2,849,527
BTC fair value as of September 30, 2025	$693,468

For the additions of BTC generated by the Company’s mining business, see Note 3. Revenue from Contracts with Customers.

Bitcoin is sold on a FIFO basis. For the nine months ended September 30, 2025, gains from the sales of bitcoin are included in change in fair value of BTC which is included in the consolidated statements of operations under the caption “Gains (losses) on digital assets”.

The following table presents a roll-forward of ETH for the nine months ended September 30, 2025, based on the fair value model under ASU 2023-08:

Fair value
ETH as of December 31, 2024	$92,057,613
Receipt of ETH from native staking business	3,575,804
Receipt of ETH from liquid staking business	218,703
Receipt of ETH from exchange of BTC	104,252,985
Receipt of ETH from exchange of cash	148,733,783
Sales of ETH in exchange of LsETH	(18,988,032)
Investment of ETH in fund	(47,632,094)
Payment of ETH for other expenses	(289)
Change in fair value of ETH	140,770,423
ETH fair value at September 30, 2025	$422,988,896

For the additions of ETH generated by the Company’s ETH staking business, see Note 3. Revenue from Contracts with Customers.

ETH is sold on a FIFO basis. For the nine months ended September 30, 2025, gains from the sales of ETH are included in change in fair value of ETH which is included in the consolidated statements of operations under the caption “Gains (losses) on digital assets”.

Digital Intangible Assets

The following table sets forth the cost basis, impairment amount, and carrying amount of digital intangible assets held, as shown on the consolidated balance sheet as of September 30, 2025:

	Quantity	Cost	Impairment	Net
LsETH	4,719	$19,093,364	$1,836,192	$17,257,172
Total digital intangible assets held as of September 30, 2025		$19,093,364	$1,836,192	$17,257,172

The cost of LsETH was initially recorded at fair value of LsETH on the date of receipt. Following the receipt of LsETH in July 2025, the price of LsETH decreased, and the Company determined that the carrying amount of the LsETH exceeded its fair value during the period ending September 30, 2025. The fair value of the LsETH is determined in accordance with ASC 820, Fair Value Measurement. For the period ending September 30, 2025, the Company recorded an impairment loss of $1.8 million in the condensed consolidated statement of operations within impairment of digital intangible assets.

7. OTHER CURRENT ASSETS, NET

Other current assets were comprised of the following:

	September 30, 2025	December 31, 2024
Deposits (a)	$4,099,225	$1,704,785
Prepayments to mining facilities (b)	-	290,475
Prepaid director and officer insurance expenses	408,175	219,471
Prepaid consulting service expenses	3,503,032	3,016,460
Deposit for lease	76,906	63,586
Deferred contract costs	982,039	982,039
Contract assets	807,322	-
Prepayment to third parties	8,301,833	15,526,472
Receivable from third parties	7,256,336	6,305,652
Others	441,662	210,729
Less: Current expected credit losses	(11,510)	-
Total	$25,865,020	$28,319,669

(a)	As of September 30, 2025 and December 31, 2024, the balance of deposits represented the deposits made to our service providers, who paid utility charges in mining facilities on behalf of the Company. The deposits are refundable upon expiration of the agreement.

(b)	As of September 30, 2025 and December 31, 2024, the balance of prepayments to mining facilities represented the prepayments for service charges from the mining facilities.

8. LEASES

Lease as Lessee

For the year ended December 31, 2023, the Company entered into a capacity lease agreement for its cloud services designed to support generative AI workstreams. The initial lease term is three years, with automatic renewals for successive 12 month periods. The lease expense incurred in December 2023 is capitalized as deferred cost since it is directly related to fulfilling its cloud services which commenced operations in January 2024. The capitalized lease payment was expensed in January 2024.

On July 30, 2024, the Company entered into an office lease agreement for its headquarters office in New York. The initial lease term is three years with automatic renewals for successive terms equal in length to the initial term.

On August 1, 2024, the Company entered into an additional capacity lease agreement for its cloud services. The initial lease term is three years with automatic renewals for successive 12 month periods.

On October 11, 2024, the Company acquired 100% of Enovum Data Centers Corp, including a data center lease agreement in Montreal for its data center services. The remaining lease term on the date of acquisition was 12 years with two five-year renewal options.

On December 3, 2024, the Company entered into a lease agreement in Singapore for general and administrative purposes. The initial lease term is two years with option to renew for one year.

On February 11, 2025, the Company, through WhiteFiber, entered into an additional office lease agreement for its headquarters office in New York. The initial lease term is 27 months with automatic renewals on a month-to-month basis.

On March 1, 2025, the Company entered into an additional capacity lease agreement for its cloud services. The initial lease term is three years with automatic renewals for successive 12 month periods.

On April 1, 2025, the Company entered into a lease agreement for general and administrative purposes. The lease term is two years.

On April 11, 2025, the Company, through WhiteFiber, entered into a data center lease agreement in Saint-Jérôme for its data center colocation services. The initial lease term is for 20 years with two five-year extension options. The transaction also includes a fixed-price purchase option exercisable until December 31, 2025.

As of September 30, 2025 and December 31, 2024, operating right-of-use assets were $42.8 million and $15.0 million, respectively and operating lease liabilities were $41.9 million and $13.8 million, respectively. For the three months ended September 30, 2025 and 2024, the Company’s amortization on the operating lease right-of-use assets totaled $1.4 million and $0.8 million, respectively. For the nine months ended September 30, 2025 and 2024, the Company’s amortization on the operating lease right-of-use assets totaled $3.9 million and $1.7 million, respectively.

The following table presents the components of the Company’s lease expense. GPU lease expenses and data center lease expenses related to operational data centers are included in cost of revenue; data center lease expenses incurred during construction and office lease expenses are included in general and administrative expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease costs	$5,411,642	$4,913,369	$16,091,023	$12,025,609
Short-term lease costs	67,290	45,966	205,305	157,038
Sublease income	(6,534)	-	(19,300)	-
Total lease costs	5,472,397	4,959,335	16,277,027	12,182,647

Additional information regarding the Company’s leasing activities as a lessee is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Operating cash outflows from operating leases	$1,957,334	$1,038,617	$5,139,859	$2,238,617
Weighted average remaining lease term – operating lease	21.4	2.5	21.4	2.5
Weighted average discount rate – operating lease	6.4%	10.2%	6.4%	10.1%

The following table represents our future minimum operating lease payments as of September 30, 2025:

Year	Amount
2025	$1,957,531
2026	7,761,039
2027	3,801,727
2028	2,247,084
2029	2,037,351
2030 and thereafter	55,758,253
Total undiscounted lease payments	73,562,985
Less: present value discount	(31,646,330)
Present value of lease liability	$41,916,655

The Company entered into a GPU server lease agreement effective January 2024 for its cloud services designed to support generative AI workstreams. The lease payment depends on the usage of the GPU servers and the Company concludes that the lease payments are variable and will be recognized when they are incurred. For the three months ended September 30, 2025 and 2024, the GPU server lease expense amounted to $3.5 million and $3.9 million, respectively. For the nine months ended September 30, 2025 and 2024, the GPU server lease expense amounted to $11.0 million and $9.8 million, respectively.

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

During the quarter ended September 30, 2025, the Company entered into one sales-type lease agreement as a lessor for its cloud service equipment. The term of the lease is scheduled to expire in June 2030.

The components of lease income for the sales-type lease were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income related to net investment in lease	$454,588	$130,144	$1,073,085	$322,396

Interest income is included in the consolidated statements of operations under the caption “Revenue – Other”.

The components of net investment in sales-type leases were as follows:

	September 30, 2025	December 31, 2024
Net investment in lease - lease payment receivable	$14,924,711	$9,328,998

The following table illustrates the Company’s future minimum receipts for sales-type lease as of September 30, 2025:

Year	Sales-Type Lease
2025	$1,404,591
2026	5,618,362
2027	3,636,831
2028	3,636,831
2029	3,428,121
2030 and thereafter	848,915
Total future minimum receipts	18,573,651
Unearned interest income	(3,596,709)
Less: Current expected credit losses	(52,231)
Net investment in sales type lease	$14,924,711

The present value of minimum sales-type receipts of $14,924,711 is included in the consolidated balance sheets under the caption “Net investment in lease”.

The following table illustrates the future lease payments to be received from the Company’s sublease tenant as of September 30, 2025 were as follows:

Year	Operating Lease
2025	$6,468
2026	25,871
2027	25,871
2028	25,871
2029	25,871
2030 and thereafter	73,301
Total future receipts	$183,253

9. PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant and equipment, net was comprised of the following:

	September 30, 2025	December 31, 2024
Miners for Bitcoin	$48,789,488	$37,484,751
Cloud service equipment	144,557,095	63,360,624
Colocation service equipment	15,340,860	12,509,288
Purchased and internal-use software development costs	3,371,723	495,285
Land	6,456,862	3,502,539
Building	60,868,626	19,474,743
Leasehold Improvements	2,479,199	2,032,691
Vehicle	235,576	235,576
Other property and equipment	29,763	29,066

Less: Accumulated depreciation	(53,957,658)	(36,946,762)
	228,171,534	102,177,801
Construction in progress	43,133,634	5,124,657
Property, plant, and equipment, net	$271,305,168	$107,302,458

For the three months ended September 30, 2025 and 2024, depreciation expenses were $9.6 million and $8.4 million, respectively and for the nine months ended September 30, 2025 and 2024, depreciation and amortization expenses were $25.1 million and $23.6 million, respectively. Construction in progress represents assets received but not placed into service as of September 30, 2025 and December 31, 2024.

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

During the quarter ended September 30, 2024, we purchased data storage equipment totaling $1,254,248 and immediately thereafter, we entered into a sales-type lease agreement effective August 2024 for a portion of these assets valued at $1,184,937 with a third party. As a result, the leased data storage equipment was derecognized from our property, plant and equipment and recorded as a net investment in lease. Refer to Note 8. Leases for more information.

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

During the quarter ended September 30, 2025, the Company purchased servers and network equipment totaling $3,041,389 and almost immediately thereafter, we entered into one sales-type lease agreement effective July 2025 with a third party. As a result, the leased cloud service equipment was derecognized from our property, plant, and equipment and recorded as a net investment in lease. Refer to Note 8. Leases for more information.

Disposal of Property, Plant and Equipment

For the nine months ended September 30, 2025, the Company sold 7,900 bitcoin miners for a total consideration of $1,325,877. On the dates of the transaction, the total original cost and accumulated depreciation of these miners were $9,437,817 and $7,577,165, respectively. The Company recognized a loss of $534,775 from the sale of miners which was recorded in the account of “loss from disposal of property, plant and equipment”. As of the date of this report, the Company has collected cash consideration of $935,079.

For the nine months ended September 30, 2025, the Company sold 64 InfiniBand (IB) Switches for a total consideration of $ 1.0 million. On the date of the transaction, the carrying amount of these switches was $1.4 million. The Company recognized a loss of $338,222 from the sale which was recorded within Net loss from disposal of property, plant and equipment. As of the date of this report, the Company has collected the cash consideration of $1.0 million.

10. INVESTMENT SECURITIES

Investment securities were comprised of the following:

	September 30, 2025	December 31, 2024
Investment in Digital Future Alliance Limited (“DFA”) (a)	$94,534	$94,534
Investment in Nine Blocks Offshore Feeder Fund (“Nine Blocks”) (b)	3,036,667	3,036,403
Investment in Auros Global Limited (c)	1,999,987	1,999,987
Investment in Ingonyama Ltd (d)	100,000	100,000
Investment in Cysic Inc. (e)	100,000	100,000
Investment in a SAFE (f)	1,000,000	1,000,000
Investment in AI Innovation Fund I (“AI fund”) (g)	17,576,600	15,800,000
Investment in Innovation Fund I (“Innovation fund”) (h)	62,769,090	8,666,441
Total	$86,676,878	$30,797,365

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

For the three and nine months ended September 30, 2025 and 2024, the Company did not record upward adjustments or downward adjustments on the investment. The Company’s impairment analysis considers both qualitative and quantitative factors that may have a significant effect on the fair value of the equity security. As of September 30, 2025 and December 31, 2024, the Company did not recognize impairment against the investment security.

(b) Investment in Nine Blocks Offshore Feeder Fund (“Nine Blocks”)

On August 1, 2022, the Company entered into a subscription agreement with Nine Blocks for investment of $2.0 million. The investment includes a direct investment into the Nine Blocks Master Fund, a digital assets market neutral fund using basis trading, relative value, and special situations strategies.

As a practical expedient, the Company uses Net Asset Value (“NAV”) or its equivalent to measure the fair value of the investment in the fund. For the three months ended September 30, 2025 and 2024, the Company recorded cumulative upward adjustments of $102,359 and cumulative upward adjustments of $18,811, respectively, on the investment. For the nine months ended September 30, 2025 and 2024, the Company recorded cumulative upward adjustments of $264 and cumulative upward adjustments of $556,308, respectively, on the investment.

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

For the three and nine months ended September 30, 2025 and 2024, the Company did not record upward adjustments or downward adjustments on the investment. The Company’s impairment analysis considers both qualitative and quantitative factors that may have a significant effect on the fair value of the equity security. As of September 30, 2025 and December 31, 2024, the Company did not recognize impairment against the investment security.

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

For the three and nine months ended September 30, 2025 and 2024, the Company did not record upward adjustments or downward adjustments on the investment. The Company’s impairment analysis considers both qualitative and quantitative factors that may have a significant effect on the fair value of the equity security. As of September 30, 2025 and December 31, 2024, the Company did not recognize impairment against the investment security.

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

For the three and nine months ended September 30, 2025, the Company did not record upward adjustments or downward adjustments on the investment. The Company’s impairment analysis considers both qualitative and quantitative factors that may have a significant effect on the fair value of the equity security. As of September 30, 2025 and December 31, 2024, the Company did not recognize impairment against the investment security.

(f) Investment in a SAFE

On June 30, 2024 (the “Effective Date”), the Company entered into a simple agreement for future equity (“SAFE”) agreement for an initial investment amount of $1 million in exchange for a right to participate in a future equity financing of preferred stock to be issued by Canopy Wave Inc. (“Canopy”). Alternatively, upon a liquidity event such as a change in control, a direct listing or an initial public offering, the Company is entitled to receive the greater of (i) the SAFE investment amount plus 15% annual accrued interest (the “cash-out amount”) or (ii) the SAFE investment amount divided by a discount to the price per share of Canopy’s ordinary shares. In a dissolution event, such as a bankruptcy, the Company is entitled to receive the cash-out amount. If the SAFE is outstanding on the three-year anniversary of the Effective Date, then the SAFE will expire and the Company will be entitled to receive the cash-out amount. In the event of a qualifying equity financing, the number of shares of preferred stock received by the Company would be determined by dividing the SAFE investment amount by a discounted price per share of the preferred stock issued in the respective equity financing. The Company recorded an investment of $1 million as an investment in the SAFE on the consolidated balance sheets. Additionally, per the terms of the SAFE arrangement, the Company may be obligated to invest up to an additional $2 million into the SAFE arrangement if Canopy satisfies certain milestones prior to the expiration of the SAFE, or if an equity financing event occurs.

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

At September 30, 2025, the Company performed a qualitative assessment to identify if events or circumstances indicate that the investment is impaired or that an observable price change has occurred. We considered available information about Canopy’s operations and industry conditions. No events or circumstances were identified that would indicate the investment is impaired or that an observable price change occurred. As of September 30, 2025, the investment continues to be reported at its original cost of $1,000,000. For the three and nine months ended September 30, 2025, the Company did not record upward adjustments or downward adjustments on the investment.

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

As a practical expedient, the Company uses Net Asset Value (“NAV”) or its equivalent to measure the fair value of the investment in the fund. For the three months ended September 30, 2025, the Company recorded cumulative downward adjustments of $75,000 on the investment. For the nine months ended September 30, 2025, the Company recorded cumulative downward adjustments of $225,000 on the investment.

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

In March 2025, the Company invested an additional 3,400 ETH into the fund, equivalent to approximately $7.0 million based on the ETH-to-USD exchange rate at the time of investment.

In August 2025, the Company invested an additional 9,000 ETH into the fund, equivalent to approximately $40.6 million based on the ETH-to-USD exchange rate at the time of investment.

For the three months ended September 30, 2025 and 2024, the Company recorded cumulative upward adjustments of $7,094,032 and cumulative downward adjustments of $2,058,996, respectively, on the investment. For the nine months ended September 30, 2025 and 2024, the Company recorded cumulative upward adjustments of $6,470,555 and $617,241, respectively, on the investment.

11. OTHER NON-CURRENT ASSETS, NET

Other non-current assets were comprised of the following:

	September 30, 2025	December 31, 2024
Deposits (a)	$5,094,966	$7,103,560
Deferred contract costs	245,510	982,039
Contract assets	336,384	-
Others	516,450	1,494,285
Less: Current expected credit losses	(41,339)	-
Total	$6,151,971	$9,579,884

(a)	As of September 30, 2025 and December 31, 2024, the balance of deposits primarily consisted of the deposits made to a utility company related to our colocation services and to our service providers who paid utility charges in mining facilities on behalf of the Company. The deposits are refundable upon expiration of the agreement.

12. SHARE-BASED COMPENSATION

Share-based compensation such as restricted stock units (“RSUs”), incentive and non-statutory stock options, restricted shares, share appreciation rights and share payments may be granted to any directors, employees and consultants of the Company or affiliated companies under the 2021 Omnibus Equity Incentive Plan (“2021 Plan”), 2021 Second Omnibus Equity Incentive Plan (“2021 Second Plan”), 2023 Omnibus Equity Incentive Plan (“2023 Plan”), and 2025 Omnibus Equity Incentive Plan (“2025 Plan”). An aggregate of 2,415,293 RSUs were granted under the 2021 Plan and no ordinary shares remain reserved for issuance under the 2021 Plan. There are 5,000,000 ordinary shares reserved for issuance under the Company’s 2021 Second Plan, under which 4,211,372 RSUs and 395,000 share options have been granted as of September 30, 2025. There are 5,000,000 ordinary shares reserved for issuance under the Company’s 2023 Plan, under which 4,993,201 RSUs have been granted as of September 30, 2025. There are 8,000,000 ordinary shares reserved for issuance under the Company’s 2025 Plan, under which 5,987,455 RSUs have been granted as of September 30, 2025.

On February 6, 2025, the Board of Directors of WhiteFiber adopted the 2025 Omnibus Equity Incentive Plan (the “WhiteFiber 2025 Plan”). The WhiteFiber 2025 Plan provides share-based compensation such as restricted stock units (“RSUs”), incentive and non-statutory stock options, restricted shares, share appreciation rights and share payments may be granted to any directors, employees and consultants of the Company or affiliated companies and up to 4,000,000, as amended, Ordinary Shares. There have been 685,290 RSUs granted as of September 30, 2025.

From time to time, WhiteFiber grants equity awards under the WhiteFiber 2025 Plan to employees of the Company as consideration for services rendered to WhiteFiber. These awards are settled in shares of WhiteFiber’s ordinary shares and might be accounted for as share-based compensation to non-employee consultants and included within general and administrative expenses.

Restricted Stock Units (“RSUs”)

As of December 31, 2024, the Company had 1,025,968 awarded and unvested RSUs.

On January 14, 2025, the Company granted 20,000 RSUs to a non-executive director in accordance with his compensation arrangement. All of these RSUs were immediately vested.

On February 10, 2025, the Company granted 32,113 RSUs to an employee, which are subjected to a sixteen-quarter service vesting schedule.

On May 14, 2025, the Company granted 20,000 RSUs to an employee. All of these RSUs were immediately vested.

On June 17, 2025, the Company granted 2,599,198 RSUs to employees. All of these RSUs were vested on July 2, 2025, the effective date of the S-8 registration statement filed July 2, 2025.

On June 30, 2025, the Company granted 255,000 RSUs to each of the Company’s Chief Executive Officer and Chief Financial Officer in accordance with their compensation arrangements. All of these RSUs were immediately vested.

On July 25, 2025, the Company granted 1,287,619 RSUs to employees. All of these RSUs were immediately vested.

On July 25, 2025, the Company granted 543,873 RSUs to employees, which are subjected to a sixteen-quarter service vesting with a one-year cliff vesting schedule.

On July 25, 2025, the Company granted 20,000 RSUs to an employee, which are subjected to a fourteen-quarter service vesting schedule.

In August 2025, an employee left the Company and 166,667 RSUs were forfeited.

In August 2025, in connection with WhiteFiber’s initial public offering, 1,329,037 outstanding and unvested RSUs of the Company held by employees were cancelled and replaced with awards issued from the WhiteFiber 2025 Plan.

On September 30, 2025, the Company granted 325,000 RSUs to each of the Company’s Chief Executive Officer and Chief Financial Officer in accordance with their compensation arrangements. All of these RSUs were immediately vested.

For the three months ended September 30, 2025 and 2024, the Company recognized share-based compensation expenses of $6,941,175 and $4,953,839, respectively. For the nine months ended September 30, 2025 and 2024, the Company recognized share-based compensation expenses of $14,208,394 and $5,724,474, respectively. As of September 30, 2025, the Company had $279,310 unrecognized compensation costs related to the unvested RSUs.

As of September 30, 2025, the Company had 133,198 awarded and unvested RSUs.

Share Options

For the three months ended September 30, 2025 and 2024, the Company did not grant any options.

The Company recognizes compensation expenses related to options on a straight-line basis over the vesting periods. For the three months ended September 30, 2025 and 2024, the Company recognized share-based compensation expenses of $1,923 and $41,178, respectively. For the nine months ended September 30, 2025 and 2024, the Company recognized share-based compensation expenses of $54,420 and $186,878, respectively. As of September 30, 2025, the Company had no unrecognized compensation costs related to all outstanding share options.

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

In July 2025, the Company entered into separate one-year service agreements with a consultant and granted 180,000 RSUs, all of which vested immediately. Over the duration of the service agreement, the Company will recognize share-based compensation expenses aggregating $0.5 million based upon the closing price of the Company’s ordinary shares on date of agreement.

The Company recognized share-based compensation expense of $576,952 for three months ended September 30, 2025 and $2,766,952 for the nine months ended September 30, 2025 for RSUs granted to consultants.

For the three months ended September 30, 2025, WhiteFiber recognized share based compensation expense of $3,932,926 related to awards granted to its employees and director under WhiteFiber 2025 Plan. In September 2025, WhiteFiber granted 235,294 RSUs to consultants under WhiteFiber 2025 Plan, all of which vested immediately, resulting in additional share-based compensation expense of $4,839,998.

13. SHARE CAPITAL

Ordinary shares

As of December 31, 2024, there were 179,255,191 ordinary shares issued and 179,125,205 ordinary shares outstanding.

In May 2022, the Company entered into an At-the-Market Offering Agreement with H.C. Wainwright & Co., LLC relating to the Company’s ordinary shares. In accordance with the terms of the sales agreement, the Company may offer and sell ordinary shares having an aggregate offering price of up to $500,000,000. During the nine months ended September 30, 2025, the Company sold 28,654,586 ordinary shares for an aggregate purchase price of $58.5 million net of offering costs pursuant to this at-the-market offering.

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

In July, 2025, the Company entered into a placement agency agreement (the “Placement Agent Agreement”) with B. Riley Securities, Inc. (the “Placement Agent”), pursuant to which the Placement Agent agreed to serve as the sole placement agent for the Company in connection with a registered direct offering (the “Registered Direct Offering”) of an aggregate of 22,000,000 ordinary shares of the Company at an offering price of $3.06 per share. The gross proceeds to the Company from the Registered Direct Offering were approximately $67.3 million before deducting placement agent fees and other estimated offering expenses.

On September 29, 2025, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Barclays Capital Inc., Cantor Fitzgerald & Co. and B. Riley Securities, Inc. as representatives of the several underwriters named in Schedule I thereto, in connection with the issuance and sale of $150 million aggregate principal amount of the Company’s 4.00% Convertible Senior Notes due 2030 (the “Notes”), including the exercise in full on September 30, 2025 of the underwriters’ option to purchase an additional $15 million aggregate principal amount of Notes. The Notes were offered and sold in an offering registered under the Securities Act pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-286841).

On October 2, 2025, the Company issued the Notes. The Notes were issued pursuant to, and are governed by, an indenture (the “Base Indenture”), dated as of October 2, 2025, between the Company and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”), as supplemented by a supplemental indenture (the “Supplemental Indenture,” and the Base Indenture, as supplemented by the Supplemental Indenture, the “Indenture”), dated as of October 2, 2025, between the Company and the Trustee.

During the nine months ended September 30, 2025, 6,095,004 ordinary shares were issued to the Company’s employees, directors, and consultants in settlement of an equal number of fully vested restricted share units awarded to such individuals and companies by the Company pursuant to grants made under the Company’s 2023 Plan and 2025 Plan.

As of September 30, 2025, there were 322,254,781 ordinary shares issued and 322,124,795 ordinary shares outstanding.

Preferred shares

As of September 30, 2025 and December 31, 2024, there were 1,000,000 preferred shares issued and outstanding.

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

Treasury stock

The Company treats ordinary shares withheld for tax purposes on behalf of employees in connection with the vesting of restricted share grants as ordinary share repurchases because they reduce the number of ordinary shares that would have been issued upon vesting. For the nine months ended September 30, 2025 and 2024, the Company withheld nil ordinary shares that were surrendered to the Company for withholding taxes related to restricted stock vesting valued at $nil, based on fair value of the withheld shares on the vesting date.

As of September 30, 2025 and December 31, 2024, the Company had treasury stock of $1,171,679 and $1,171,679, respectively.

Warrants

As of September 30, 2025 and December 31, 2024, the Company had outstanding 10,118,046 private placement warrants to purchase an aggregate of 10,118,046 ordinary shares at an exercise price of $7.91 per whole share. These warrants expired on July 25, 2025 and were not extended.

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

14. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The components of goodwill as of September 30, 2025 are as follows:

As of September 30, 2025

Enovum Data Centers Corp.	$19,848,419
Total goodwill	$19,848,419

The Company recorded goodwill in the amount of $19.8 million in connection with its acquisition of the Enovum Data Centers Corp. (“Enovum”) on October 11, 2024. Refer to Note 4. Acquisitions for further information.

Finite-lived intangible assets

In addition to goodwill, in connection with the acquisition of Enovum, the Company recorded an identified intangible asset, customer relationships, with a definite useful life of 19 years in the amount of $13.5 million. Refer to Note 4. Acquisitions for further information.

The following table presents the Company’s finite-lived intangible assets as of September 30, 2025:

	As of September 30, 2025
	Cost	Accumulated amortization	Net
Customer relationships	$13,489,281	$(680,380)	$12,808,901
Total	$13,489,281	$(680,380)	$12,808,901

The following table presents the Company’s finite-lived intangible assets as of December 31, 2024:

	As of December 31, 2024
	Cost	Accumulated amortization	Net
Customer relationships	$13,486,184	$(457,454)	$13,028,730
Total	$13,486,184	$(457,454)	$13,028,730

The following table presents the Company’s estimated future amortization of finite-lived intangible assets as of September 30, 2025:

2025	$173,331
2026	693,325
2027	693,325
2028	693,325
2029	693,325
Thereafter	9,862,270
Total	$12,808,901

The Company did not identify any impairment of its finite-lived intangible assets during the nine months ended September 30, 2025.

15. INCOME TAXES

The following table provides details of income taxes:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Income (loss) before income taxes	$147,422,478	$(38,167,256)	$106,848,308	$2,080,632
Provision for income taxes	$697,668	$628,230	$2,960,941	$2,747,361
Effective tax rate	0.5%	(1.6)%	2.8%	132.0%

Our income tax provision was $0.7 million and $0.6 million for the three months ended September 30, 2025 and 2024, respectively. The income tax provision was higher during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily due to increase of $1.2 million in Iceland due to the higher operation profits during the three months ended September 30, 2025 compared to the same period in 2024 and decrease of $0.3 million in the United States due to the rapid investment in infrastructures in Iceland, which results in a lower GILTI tax in the United States, during the three months ended September 30, 2025 compared to the same period in 2024 and decrease of $0.7 million due to the operating loss from Enovum during the three months ended September 30, 2025 compared to the same period in 2024.

Our provision for income taxes remained relatively flat during the nine months ended September 30, 2025, compared to the same period in 2024.

Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income, the amount of our pre-tax income as business activities fluctuate, non-deductible expenses, non-taxable book gain in certain jurisdiction, change of valuation allowance and the effectiveness of our tax planning strategies.

With the enactment of the One Big Beautiful Bill Act (“OBBBA”) on July 4, 2025, the Company anticipates a reduction in our U.S. federal cash tax payments for the remainder of 2025 as the 100% bonus depreciation on qualified assets is permanently restored. There are several alternative ways of implementing the provisions of the OBBBA, which we are currently evaluating. The impacts of OBBBA were not material to the income tax provision for the three months ended September 30, 2025.

We also continue to monitor the adoption of Pillar Two relating to the global minimum tax in each of our tax jurisdictions to evaluate its impact on our effective income tax rate. For the three months ended September 30, 2025, the Company is not subject to Pillar Two global minimum tax.

16. EARNINGS (LOSS) PER SHARE

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Net income (loss)	$150,883,713	$(38,795,486)	$108,046,270	$(666,729)
Weighted average number of ordinary share outstanding
Basic	317,296,789	149,684,237	235,907,855	130,917,218
Diluted	318,896,222	149,684,237	236,336,822	130,917,218

Earnings (loss) per share
Basic	$0.48	$(0.26)	$0.46	$(0.01)
Diluted	$0.47	$(0.26)	$0.46	$(0.01)

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. The computation of diluted net loss per share does not include dilutive ordinary share equivalents in the weighted average shares outstanding, as they would be anti-dilutive.

For the three and nine months ended September 30, 2025, 133,198 unvested RSUs, 360,000 stock options and 1,000,000 shares of convertible preferred shares were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

For the three and nine months ended September 30, 2024, 467,636 unvested RSUs, 365,000 stock options and 1,000,000 shares of convertible preferred shares were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

17. SEGMENT REPORTING

The Company has four reportable segments digital asset mining, cloud services, colocation services, and ETH Staking. The reportable segments are identified based on the types of service performed.

Gross profit is the segment performance measure the chief operating decision maker (“CODM”) uses to assess the Company’s reportable segments.

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

Colocation services generate revenue by providing customers with physical space, power and cooling within the data center facility. Cost of revenue consists of direct production costs related to our HPC data center services, including electricity costs, lease costs, data center employees’ wage expenses and other relevant costs, but excluding depreciation and amortization.

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

All Other revenue is generated from equipment leases with external customers.

The following tables present segment revenue and segment gross profit reviewed by the CODM:

Three Months Ended September 30, 2025

	Digital asset mining	Cloud services	Colocation services	ETH staking	Total
Revenue from external customers	$7,415,702	$18,032,898	$1,692,280	$2,868,534	$30,009,414

Reconciliation of revenue
Other revenue (a)					454,588
Total consolidated revenue					30,464,002

Less:
Electricity costs	3,625,625	631,099	288,797	-	4,545,520
Profit sharing fees	993,277	-	-	-	993,277
Datacenter lease expense	-	1,380,553	166,114	-	1,546,667
GPU lease expense	-	3,454,308	-	-	3,454,308
Wage expense	-	-	92,494	-	92,494
Service costs - ETH staking	-	-	-	113,147	113,147
Other segment items (b)	413,790	848,588	127,542	-	1,389,921

Segment gross profit	$2,383,010	$11,718,350	$1,017,333	$2,755,387	$17,874,080

(a)	Other revenue is primarily attributable to Equipment Leasing revenue and is therefore not included in the total for segment gross profit.

(b)	All amounts included within Other segment items are individually insignificant.

Three Months Ended September 30, 2024

	Digital asset mining	Cloud services	ETH staking	Total
Revenue from external customers	$10,110,221	$12,151,302	$447,004	$22,708,527

Reconciliation of revenue
Other revenue (a)				130,144
Total consolidated revenue				22,838,671

Less:
Electricity costs	8,508,918	210,200	-	8,719,118
Profit sharing fees	902,494	-	-	902,494
Datacenter lease expense	-	1,021,758	-	1,021,758
GPU lease expense	-	3,874,752	-	3,874,752
Service costs - ETH staking	-	-	11,607	11,607
Other segment items (b)	586,619	352,957	-	939,576

Segment gross profit	$112,190	$6,691,635	$435,397	$7,239,222

(a)	Other revenue is primarily attributable to Equipment Leasing revenue and is therefore not included in the total for segment gross profit.

(b)	All amounts included within Other segment items are individually insignificant.

Nine Months Ended September 30, 2025

	Digital asset mining	Cloud services	Colocation services	ETH staking	Total
Revenue from external customers	$21,824,503	$49,470,499	$5,059,693	$3,794,507	$80,149,202

Reconciliation of revenue
Other revenue (a)					1,073,085
Total consolidated revenue					81,222,287

Less:
Electricity costs	12,192,989	1,802,691	781,857	-	14,777,537
Profit sharing fees	3,235,388	-	-	-	3,235,388
Data center lease expense	-	4,020,206	473,391	-	4,493,597
GPU lease expense	-	10,951,164	-	-	10,951,164
Wage expense	-	-	262,037	-	262,037
Service costs - ETH staking	-	-	-	175,348	175,348
Other segment items (b)	1,803,789	2,019,607	357,544	-	4,180,940

Segment gross profit	$4,592,337	$30,676,831	$3,184,864	$3,619,159	$42,073,191

(a)	Other revenue is primarily attributable to Equipment Leasing and is therefore not included in the total for segment gross profit.

(b)	All amounts included within Other segment items are individually insignificant.

Nine Months Ended September 30, 2024

	Digital asset mining	Cloud services	ETH staking	Total
Revenue from external customers	$48,081,874	$32,718,083	$1,146,562	$81,946,519

Reconciliation of revenue
Other revenue (a)				322,396
Total consolidated revenue				82,268,915

Less:
Electricity costs	23,773,620	436,621	-	24,210,241
Profit sharing fees	7,879,937	-	-	7,879,937
Data center lease expense	-	2,327,868	-	2,327,868
GPU lease expense	-	9,786,992	-	9,786,992
Service costs - ETH staking	-	-	39,825	39,825
Other segment items (b)	1,867,247	660,814	12,671	2,540,732

Segment gross profit	$14,561,070	$19,505,788	$1,094,066	$35,160,924

(a)	Other revenue is primarily attributable to Equipment Leasing and is therefore not included in the total for segment gross profit.

(b)	All amounts included within Other segment items are individually insignificant.

The following table presents the reconciliation of segment gross profit to net (loss) income before taxes:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Segment gross profit	$17,874,080	$7,239,222	$42,073,191	$35,160,924

Reconciling Items:
Other profit (a)	454,588	130,144	1,073,085	322,396
Depreciation and amortization expenses	(9,636,039)	(8,383,055)	(25,101,566)	(23,575,637)
General and administrative expenses	(33,094,746)	(13,681,750)	(61,031,868)	(25,118,009)
Gains (losses) on digital assets	168,040,717	(21,916,244)	145,990,197	12,277,384
Impairment of digital intangible assets	(1,836,192)	-	(1,836,192)	-
Net loss from disposal of property, plant and equipment	(539,378)	-	(872,998)	-
Other income, net	6,159,448	(1,555,573)	6,554,459	3,013,574
Net income (loss) before taxes	147,422,478	(38,167,256)	106,848,308	2,080,632

(a)	Other profit is primarily attributable to Equipment Leasing and is therefore not included in the total for segment gross profit.

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

Bit Digital Iceland ehf appointed Daniel Jonsson as its part-time Chief Executive Officer starting November 7, 2023, for a six-month term with a three-month probation. His compensation includes a monthly salary of $8,334, a $6,440 signing bonus, and eligibility for performance-based RSU. Concurrently, Daniel Jonsson is part of the management team at GreenBlocks ehf which not only provides bitcoin mining hosting services but also benefits from a facility loan agreement extended by Bit Digital USA Inc., an affiliate of WhiteFiber Iceland ehf. Additionally, WhiteFiber Iceland ehf has contracted with GreenBlocks ehf for consulting services pertaining to our high performance computing services in Iceland. As of December 31, 2023, the Company owed $21,592 to Daniel Jonsson for salary and bonus, and $160,000 to GreenBlocks ehf for services rendered. By the end of the first quarter of 2024, we had settled these outstanding amounts with both Daniel Jonsson and GreenBlocks ehf.

On August 8, 2025, WhiteFiber, a subsidiary of the Company, completed its initial public offering (the “Offering”) of 9,375,000 ordinary shares, at a public offering price of $17.00 per share. All ordinary shares in the Offering were sold by WhiteFiber. The gross proceeds to WhiteFiber from the Offering were $159,375,000, before deducting underwriting discounts and commissions and offering expenses payable by WhiteFiber. On September 2, 2025, the Underwriters fully exercised their option to purchase the additional 1,406,250 Ordinary Shares at the public offering price of $17.00 per share. Prior to the consummation of the Offering, the Company held all of the issued and outstanding ordinary shares of WhiteFiber. After giving effect to the Offering, and the underwriters’ exercise of their over-allotment option in full, the Company held approximately 71.5% of the issued and outstanding ordinary shares of WhiteFiber.

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

In addition, prior to the consummation of the Offering, the Company entered into a transition services agreement (the “Transition Services Agreement”) with WhiteFiber, pursuant to which the Company will provide certain services to WhiteFiber, on a transitional basis which will generally be up to 24 months following the effective date of WhiteFiber’s IPO registration statement. The Transition Services Agreement provides for the performance of certain services by the Company for the benefit of WhiteFiber, or in some cases certain services provided by WhiteFiber for the benefit of the Company, for a limited period of time after the Offering, including certain services provided by Sam Tabar, our Chief Executive Officer, and Erke Huang, our Chief Financial Officer and a Director. During such transition period, Messrs. Tabar and Huang will continue to hold the same position with the Company as well as WhiteFiber. Messrs. Tabar and Huang have committed to provide the requisite time and effort to fulfil their responsibilities as a full-time officer of WhiteFiber, supervising a full staff and are expected to provide certain services, representing not more than approximately 30% of their working time, in respect of the Company’s operations. The services to be provided will include financial reporting, tax, legal, human resources, information technology, insurance and other general and administrative functions. All services are to be provided at cost, except if otherwise agreed to. For the three months ended September 30, 2025, the fees payable, by WhiteFiber to Bit Digital are $314,460 for August 2025 and September 2025, exclusive of recharged share-based compensation of $1,483,584.

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

Bit Digital USA, Inc. v. Blockfusion USA, Inc., C.A. No. N24C-05-306 PRW (CCLD)

On June 3, 2024, the Company filed suit in the Superior Court of the State of Delaware, Complex Commercial Litigation Division, against Blockfusion USA, Inc. (“Blockfusion”) alleging claims for breach of contract and related causes of action arising out of a terminated mining services relationship. The Company initially sought in excess of $4.3 million, including: (i) the return of a $3.75 million investment made under the parties’ Mining Services Agreement; (ii) approximately $576,000 in payments made in reliance on invoices the Company later determined to be fraudulent; and (iii) unpaid late development fees accruing at $9,375 per week. On October 22, 2024, Blockfusion denied the Company’s claims and filed counterclaims for reciprocal breach of contract and related relief. Bit Digital denied Blockfusion’s claims.

Following limited discovery, on June 18, 2025, the Court entered a stipulation and order amending the Case Management Order to extend multiple discovery deadlines and vacate the previously scheduled trial date. On August 1, 2025, the Company moved for leave to file a Second Amended Complaint, which adds claims for fraud and related causes of action arising out of Blockfusion’s conduct both at the inception of and during the parties’ relationship. The Second Amended Complaint also names Blockfusion’s CEO, Alexander Martini-Lomanto, as an additional defendant. The Company continues to seek the recovery of its original investment, invoice payments, and unpaid late development fees, and now seeks additional damages for the tort and equitable claims contained in the Second Amended Complaint, including punitive damages. The total amount of damages sought exceeds $5 million.

Blockfusion has filed a motion to dismiss the Second Amended Complaint and a hearing on the motion has been scheduled for January 6, 2026. The Company cannot yet estimate a reasonably possible range of loss or recovery.

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

Royal Bank of Canada Facility Agreement

On June 18, 2025, the Company entered into a definitive credit agreement with the Royal Bank of Canada (“RBC”), to finance its data center business. The credit agreement provides for an aggregate amount of up to approximately USD $43.8 million of financing. The agreement is non-recourse and comprised of three separate facilities:

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

Electric Service Agreement with Duke Energy

An existing Electric Service Agreement (“ESA”) with Duke Energy Carolinas, LLC (“Duke Energy”) for the provision of electric power to the facility located at 805 Island Drive, Madison, North Carolina was assigned to the Company’s wholly owned subsidiary, Enovum NC-1 Bidco LLC, from Unifi as of August 4, 2025.

The ESA establishes a minimum monthly bill for electric service, based on Duke Energy’s Rate of $8,754, irrespective of actual usage levels. In addition to standard service, Duke Energy has installed and maintains “Extra Facilities” (including overhead lines, substations, transformers, breakers, and metering equipment). The cost of these Extra Facilities totals approximately $1,137,975, for which the Company pays a monthly facilities charge of $11,405.

The ESA represents a continuing commitment to purchase power at or above the established minimum levels throughout the contract term. As such, the Company is obligated to pay the minimum monthly charges regardless of operational activity.

Under the termination clause, either party may cancel the ESA with at least 60 days’ written notice. In the event of early termination, the Company remains liable for all amounts due under the ESA through the termination date and may incur additional charges associated with the Extra Facilities if service is discontinued prior to the expiration of the facilities term.

As of September 30, 2025 management has no present intention to reduce operations at Madison or terminate the ESA. Accordingly, no liability has been recognized in the financial statements in connection with the ESA.

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

Bit Digital Innovation Master Fund SPC Limited was incorporated on May 31, 2023 and is a segregated portfolio company. Bit Digital Innovation Master Fund SPC Limited did not have any net assets as of September 30, 2024. The Company recorded a gain of $100 from the disposal under “other income (loss), net” in the consolidated statements of operations.

Management believes that the disposition of Bit Digital Investment Management Limited and Bit Digital Innovation Master Fund SPC Limited does not represent a strategic shift that has (or will have) a major effect on the Company’s operations and financial results. The disposition is not accounted for discontinued operations in accordance with ASC 205-20.

21. SUBSEQUENT EVENTS

On October 31, 2025, the Company entered into an amendment to its At The Market Offering Agreement, originally dated April 29, 2025, with H.C. Wainwright & Co., LLC, to reflect the effectiveness of its new shelf registration statement on Form S-3. On the same date, the registration statement on Form S-3 (File No. 333-291205) was automatically effective upon its filing with the U.S. Securities and Exchange Commission, allowing the Company to offer and sell up to $2.5 billion of its Ordinary Shares under the at-the-market offering program.

Subsequent to September 30, 2025, the Company sold 1,534,575 ordinary shares for aggregate proceeds of approximately $5.0 million pursuant to the at-the-market offering agreement with H.C. Wainwright & Co., LLC. The Company received net proceeds of $4.9 million, net of offering costs.

MTL-3 Colocation agreement with Cerebras

The Company began generating revenue in early October 2025 and, effective November 1, 2025, commenced billing its customer the full monthly contractual amount of CAD 1.4 million (approximately USD $979 thousand) for 5 MW of capacity at the MTL-3 facility pursuant to the terms of the five-year agreement.

Forward Looking Statements

The discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included elsewhere in this report. Except for the statements of historical fact, this report contains “forward-looking information” and “forward-looking statements reflecting our current expectations that involve risks and uncertainties (collectively, “forward-looking information”) that is based on expectations, estimates and projections as at the date of this report. All statements, other than statements of historical fact, included herein are “forward-looking statements.” These forward-looking statements are often identified by the use of forward-looking terminology such as “believes,” “intends,” “expects,” or similar expressions, involving known and unknown risks and uncertainties. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, they do involve assumptions, risks and uncertainties, and these expectations may prove to be incorrect. Investing in our securities involves a high degree of risk. Before making an investment decision, you should carefully consider the risks, uncertainties and forward-looking statements described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 (Annual Report) and any subsequently filed Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K. Investors should not place undue reliance on these forward-looking statements, which speak only as of the date of this report.

The following discussion may contain forward-looking statements that reflect the Company’s plans, estimates and beliefs. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those discussed in the Company’s periodic reports that are filed with the Securities and Exchange Commission and available on its website at http://www.sec.gov. If any material risk were to occur, our business, financial condition or results of operations would likely suffer. In that event, the value of our securities could decline and you could lose part of all of your investment. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. In addition, our past financial performance may not be a reliable indicate of future performance, and historical trends should not be used to anticipate results in the future. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these factors. Other than as required under the securities laws, the company does not assume a duty to update these forward-looking statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our interim Condensed Consolidated Financial Statements and the related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q for the period ended September 30, 2025 as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2024 (“Form 10-K”).

Overview

Bit Digital, Inc. or the “Company”, is a global platform for high performance computing (“HPC”) business including cloud services and HPC data center services and digital asset business, including Ethereum (ETH) staking business, with headquarters in New York City. On June 25, 2025, the Company announced that it has initiated a strategic transition to become a pure play Ethereum staking and treasury company. The Company began accumulating ETH and operating staking infrastructure in 2022 and has steadily increased its holdings since that time.

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

Colocation/Data center services

We design, develop, and operate data centers, through which we offer our hosting and colocation services. Our operational data centers meet the requirements of the Tier-3 standard, including N+1 redundancy architecture, concurrent maintainability, uninterruptible power supply, advanced and highly reliable cooling systems, strict monitoring and management systems, 9.982% uptime and no more than 1.6 hours of downtime annually, service organization control, SOC 2 Type 2, differentiated software supporting AI workloads, high density and robust bandwidth, and infrastructure to support AI workloads.

On July 30, 2025, we entered into a Contribution Agreement with WhiteFiber, pursuant to which we agreed to contribute our HPC business through the transfer of 100% of the capital shares of our cloud services subsidiary, WhiteFiber AI, Inc. and its wholly-owned subsidiaries WhiteFiber HPC, Inc., WhiteFiber Canada, Inc., WhiteFiber Japan G.K. and WhiteFiber Iceland, ehf, to WhiteFiber, upon the effectiveness of WhiteFiber’s registration statement on Form S-1,  as amended (File No. 333-288650) (the “Registration Statement”) on August 6, 2025 in connection with WhiteFiber’s initial public offering (the “IPO”).

We acquired Enovum Data Centers Corp (“Enovum”) on October 11, 2024. The transaction included the lease to MTL-1, a fully operational and fully leased to customers 4 MW (gross) Tier-3 data center headquartered in Montreal, Canada.

On December 27, 2024, we acquired the real estate and building for a build-to-suit 5 MW (gross) Tier-3 data center (“MTL-2”) expansion project near Montreal, Canada which we refer to as MTL-2. MTL-2 is a 160,000 square foot site that was previously used as an encapsulation manufacturing facility, is located in Pointe-Claire, Quebec. We initially funded the purchase of CAD $33.5 million (approximately USD $23.3) million with cash on hand. We expect to invest approximately USD $23.6 million to develop the site to Tier-3 standards with an initial load of 5 MW (gross). However, we have prioritized other builds and preserved capital for more time sensitive projects.

On April 11, 2025, we entered into a lease for a new data center site in Saint-Jerome, Quebec, a suburb of Montreal, MTL-3. The MTL-3 facility spans approximately 202,000 square feet on 7.7 acres and is being developed as a 7 MW (gross) Tier-3 data center. It will support current contracted capacity, with Cerebras (5 MW IT Load), with future expansion potential subject to utility approvals. The transaction was executed under a lease-to-own structure, which includes a fixed-price purchase option of CAD 24.2 million (approximately $17.3 million) exercisable by December 2025. The lease term is 20 years, with two 5-year extensions at the Company’s option. Subject to our receipt of all required permits, the facility is being retrofitted to Tier-3 standards, with development costs expected to total approximately $41 million. Construction at the site was substantially completed by October 2025. The site has commenced billing Cerebras as of November 1, 2025, in the amount of CAD 1.4 million (approximately $979 thousand) monthly for the duration of the five-year contract.

On May 20, 2025 (the “Closing Date”), we completed the purchase of a former industrial/manufacturing building from Unifi Manufacturing, Inc. (“UMI”). Pursuant to the Purchase Agreement we agreed to purchase from UMI, an industrial/manufacturing building together with the underlying land (“NC-1”) located in Madison, North Carolina, as well as certain machinery and equipment located thereon for a cash purchase price of $45 million. The purchase price will increase by (i) $8 million, if Duke Energy actually provides, or provides an Electric Services Agreement providing for, at least 99 MW (gross) within two years of the Closing Date or (ii) $5 million, if Duke Energy actually provides, or provides an Electric Services Agreement providing for, at least 99 MW (gross) more than two years but less than three years after the Closing Date. Additionally, the purchase price will increase by an additional $200,000 per MW over 99 MW (gross) up to a maximum of $5 million if at least 99 MW (gross) are actually delivered, or Duke Energy provides an Electric Services Agreement for the provision of at least 99 MW (gross), within four years of the Closing Date. Separately, the Company entered into a Capacity Agreement with Duke Energy pursuant to which Duke Energy agreed to use commercially reasonable efforts to achieve 24 MW (gross) of service to the Property by September 1, 2025, 40 MW (gross) by April 1, 2026 and 99 MW (gross) within four years of May 16, 2025. Management believes based upon its review of the site and a Duke Energy preliminary transmission study, that the Property may receive and support up to 200 MW (gross) of total electrical supply over an extended period of time, subject to infrastructure upgrades, such as developing new substations and other conditions. On August 4, 2025, Enovum NC-1 Bidco LLC, a subsidiary of the Company, entered into an Assignment and Assumption Agreement with Unifi Manufacturing and Duke Energy Carolinas, LLC, pursuant to which Enovum assumed Unifi’s rights and obligations under certain electric service agreements for facilities located in North Carolina. Duke Energy consented to the assignment. Refer to Note 19. Commitments and contingencies for further detail.

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

As of the reporting date, the related credit facilities have not been authorized for use by the lender, as both parties are in the process of negotiating revisions to the existing agreement. These negotiations are intended to result in an amendment to the current credit facility, providing the Company with access to a potential additional non-revolving term loan facility of up to CAD 55 million (approximately $39.5 million). Accordingly, no amounts had been drawn, and no borrowings were available under the credit agreement as at the reporting date.

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

We expect to leverage a global network of data centers for hosting capacity for our GPU business, in many instances, by negotiating with third-party providers to seamlessly integrate our cloud services at data centers across key regions in Europe, North America and Asia. Our initial data center partnership through which we lease capacity is at Blönduós Campus, Iceland, offering a world-class operations team with certified technicians and reliable engineers. The facility has 45kW rack density and 6 MW (gross) total capacity. We have executed contracts for 5.5 MW IT load at the data center. The center’s energy source is 100% renewable energy, mainly from Blanda Hydro PowerStation, the winner of an IHA Blue Planet Award in 2017.

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

In January 2025, the Company entered into a new agreement to supply its Initial Customer with an additional 464 GPUs for a period of 18 months. This new agreement replaces the prior agreement whereby the Company was to provide the customer with an incremental 2,048 H100 GPUs. The contract represents approximately $15 million of annualized revenue and features a two-month prepayment from the customer. The customer elected to defer the commencement date until August 20, 2025, which is the latest allowable date under the agreement. Deployment commenced on August 20, 2025, using the Company’s inventory of B200 GPUs.

In October 2025, the Company’s existing parent guaranty arrangement with the Initial Customer was scheduled to expire. Beginning in November 2025, the customer will provide a service deposit to the Company in lieu of the parent guaranty. The deposit will be funded through fifteen consecutive monthly payments of approximately $0.24 million each, totaling $3.6 million, payable from November 2025 through January 2027. The deposit will serve as security for the customer’s performance obligations under the amended service agreements. Each monthly payment is expected to be invoiced on the first day of the month and paid within thirty days. The Company will be required to return the deposit in cash upon termination or expiration of the service agreements, provided that all obligations have been fully satisfied and no payment defaults or material breaches exist.

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

On November 6, 2024, we entered into a Master Services Agreement (“MSA”) with a minimum purchase commitment of 16 GPUs, along with an associated purchase order, from a new customer. The purchase order provides for services utilizing a total of 16 H200 GPUs over a minimum of a six month period, representing total contracted value of approximately $160,000 for the term. The deployment commenced on November 7, 2024, using the Company’s existing inventory of H200 GPUs. The service under the purchase order concluded in May 2025. Between May 2025 and September 2025, the Company signed six additional agreements on a month-to-month basis for a total of 88 H200 GPUs, of which 80 remained in deployment as of the date of this report.

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

On December 30, 2024, we entered into a Master Services Agreement (“MSA”) with a minimum purchase commitment of 32 GPUs, along with an associated purchase order, from a new customer, an AI Compute Fund managed by DNA Holdings Venture Inc. (“DNA Fund”). The purchase order provides for services utilizing a total of 576 H200 GPUs over a 25 month period and terminable by either party upon at least 90 days’ written notice prior to any renewal date. It represents an aggregate revenue opportunity of approximately $20.2 million. Concurrently, we placed a purchase order for 130 H200 servers for approximately $30 million. The deployment commenced in February 2025.

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

In January 2025, we entered into a Master Services Agreement (“MSA”), along with two associated purchase orders, from a new customer. The purchase orders provide for services utilizing a total of 24 H200 GPUs over a minimum 12 month period, representing total revenue of approximately $450,000 for the term. The deployment commenced and revenue generation began on January 27, 2025, using the Company’s existing inventory of H200 GPUs. The service under the purchase order concluded in March 2025 after the customer ceased operations.

On January 30, 2025, we entered into a Master Services Agreement (“MSA”) with a minimum purchase commitment of 40 GPUs, along with an associated purchase order, from a new customer. The purchase orders provide for services utilizing a total of 40 H200 GPUs over a minimum of 12 month period, representing total revenue of approximately $750,000 for the term. The deployment commenced and revenue generation began on January 24, 2025, using the Company’s existing inventory of H200 GPUs. In October 2025, the purchase order was amended to reduce the number of H200 GPUs from 40 to 8 and to extend the term of service through May 2027. Between April and July 2025, the Company signed four additional agreements on a month-to-month basis for a total of 184 H200 GPUs which were terminated in August 2025.

In March 2025, we entered a strategic partnership with Shadeform, Inc., the premier multi-cloud GPU marketplaces, to bring on-demand NVIDIA B200 GPUs to customers beginning in May 2025.

In August and September 2025, we entered into three service orders with a new customer. Each order form provides for services utilizing a total of 64 B200 GPUs on a weekly basis, which either party may terminate by not extending it with mutual written agreement. In September, the customer renewed one order form for an additional week for services utilizing a total of 64 B200 GPUs. As of the reporting date, no additional renewals have occurred.

In September 2025, we entered into a service order with a new customer, which provides services utilizing a total of 16 B200 GPUs on a monthly basis, automatically renewing for an additional one month period unless and until otherwise terminated upon at least seven days’ prior written notice. The deployment commenced and revenue generation began on September 23, 2025.

In October 2025, we entered into a service order with a new customer to provide services utilizing a total of 48 H200 GPUs. The service order has an initial term of 36 months representing total contracted value of approximately $2.2 million, after which it automatically renews for successive one-month periods unless terminated by either party. The deployment commenced and revenue generation began on October 21, 2025.

In November 2025, we entered into a service order with a new customer to provide services utilizing a total of 128 B200 GPUs. The service order has an initial term of 12 months, representing total contracted value of approximately $3.0 million, after which it automatically renews for successive one-month periods unless terminated by either party. Deployment and revenue generation is scheduled to begin on December 1, 2025.

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

Miner Deployments

During the three months ended September 30, 2025, we continued to work with our hosting partners to deploy our miners in North America and Iceland.

During the first quarter of 2025, the Company deployed an additional 1,441 miners at one of Soluna’s hosting facilities.

During the second quarter of 2025, the Company received an additional 1,720 miners, which were deployed in July 2025.

During the third quarter of 2025, the Company received an additional 1,855 miners, of which 410 miners were deployed in July 2025 and 1,445 miners were deployed in August 2025.

As of September 30, 2025, the Company’s active hash rate totals approximately 1.9 EH/s, with operations in North America and Iceland.

Power and Hosting Overview

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

In April 2023, we renewed the co-mining agreement with Digihost, previously executed in June 2021. Pursuant to the terms of the new agreement, Digihost provides certain premises to Bit Digital for the purpose of the operation and storage of an up to 20 MW bitcoin mining system to be delivered by Bit Digital. Digihost also provides services to maintain the premises for a term of two years, automatically renewing for a period of one (1) year. Digihost shall also be entitled to 30% of the net profit generated by the miners. As of September 30, 2025, Digihost provided approximately 6.0 MW of capacity for our miners at their facility.

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

In May 2025, we amended the Services Agreement with Greenblocks, originally executed in May 2023 and previously amended in June 2023. Pursuant to the terms of the amended agreement, Greenblocks shall provide services to support 8.9 MW of power capacity from March 1, 2025 through April 30, 2025 and 5 MW of computational capacity starting May 1, 2025 through December 31, 2025. The Company will pay power costs of $0.067 per kilowatt hour and a pod fee of $10,000 per pod per month, subject to pro rata adjustment if usage falls below 2 MW. All other provisions of the original agreement and previous appendices remain in effect. The amended terms may be modified by mutual agreement, and either party may terminate with one month’s notice. As of September 30, 2025, GreenBlocks provided approximately 9.1 MW of capacity for our miners at their facility.

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

In December 2024, we entered into two additional co-location agreements with Soluna DVSL ComputerCo, LLC. pursuant to which Soluna agreed to provide the Company with up to 11 MW (5.5 MW and 5.5 MW, respectively) at their hosting facility in Silverton, Texas. Both agreements are for one (1) year automatically renewing on a month-to-month basis unless terminated by either party on at least 60 days prior written notice. Soluna shall also be entitled to 35% and 27.5%, respectively, of the net profit generated by the miners. These new agreements bring the Company’s total contracted hosting capacity with Soluna to approximately 17.6 MW. As of September 30, 2025, Soluna provided approximately 15.8 MW of capacity for our miners at their facility.

In November 2023, we entered into a hosting services agreement, which was amended on March 7, 2024, with Dory Creek, LLC, a subsidiary of Bitdeer Technologies Group (“Bitdeer”), for a term of one year automatically renewing on an annual basis unless terminated by either party by giving a 30-day prior notice to the other Party in writing. Pursuant to the terms of the agreement, Bitdeer provides maintenance and operation services to the Company to support 17.5 MW of capacity. Bitdeer shall also be entitled to 30% of the net profit generated by the miners. the Company shall have the first right, but not obligation, to accept services for any extra capacity under the terms of this Agreement. As of September 30, 2025, Bitdeer provided approximately 15.5 MW of capacity for our miners at their facility.

In February 2025, we entered into two hosting services agreements with A.R.T. Digital Holdings Corp (“KaboomRacks”) for terms of nine (9) months and three years automatically renewing on an annual basis unless terminated by either party. Pursuant to the terms of the agreements, KaboomRacks provides maintenance and operation services to Bit Digital to support 6 MW and 13 MW of capacity. In accordance with the agreements, we paid a refundable advance of $1.3 million, which will be applied against monthly hosting charges over an 18-month period.

On July 1, 2025, we entered into the first amendment to the hosting service agreement for 13 MW of capacity. The amendment modified the existing agreement, identifying the two facilities that will provide maintenance and operations service to Bit Digital to support 5 MW and 8 MW of capacity. KaboomRacks shall also be entitled to respective 40%, 14.75% and 22.5% of the net profit generated by the miners. As of September 30, 2025, KaboomRacks provided approximately 16.8 MW of capacity for our miners at their facility. On November 12, 2025, we received communication regarding a change in the contracting entity under its existing hosting arrangements. Effective immediately, Digital Energy Partners LLC (“DEP”) replaced KaboomRacks as the sole contracting counterparty. Under the updated terms, KaboomRacks will return all deposits previously held by it, and we will remit a one-month deposit related to electricity costs to DEP. In connection with the transition, DEP assumed the remaining portion of the $1.3 million loan, with an outstanding balance of approximately $1.1 million as of November 13, 2025.

In May 2022, our hosting partner Blockfusion advised us that the substation at its Niagara Falls, New York facility was damaged by an explosion and fire, and power was cut off to approximately 2,515 of the Company’s bitcoin miners and approximately 710 ETH miners that had been operating at the site immediately prior to the incident. The explosion and fire are believed to have been caused by faulty equipment owned by the power utility. Blockfusion and the Company have entered into a common interest agreement to jointly pursue any claims evolving from the explosion and fire. Prior to the incident, our facility with Blockfusion in Niagara Falls, provided approximately 9.4 MW to power our miners. Power was restored to the facility in September 2022. However, we received a notice dated October 4, 2022 (the “Notice”), from the City of Niagara Falls, which ordered the cease and desist from any cryptocurrency mining or related operations at the facility until such time as Blockfusion complies with Section 1303.2.8 of the City of Niagara Falls Zoning Ordinance (the “Ordinance”), in addition to all other City ordinances and codes. Blockfusion has advised us that the Ordinance came into effect on October 1, 2022, following the expiration of a related moratorium on September 30, 2022. Blockfusion has further advised that it has submitted applications for new permits based on the Ordinance’s new standards and that the permits may take several months to process. Pursuant to the Mining Services Agreement between Bit Digital and Blockfusion dated August 25, 2021, Blockfusion represents, warrants and covenants that it “possesses, and will maintain, all licenses, registrations, authorizations and approvals required by any governmental agency, regulatory authority or other party necessary for it to operate its business and engage in the business relating to its provision of the Services.” On October 5, 2022, Bit Digital further advised Blockfusion that it expects it to comply with the directives of the Notice. Our service agreement with Blockfusion ended in September 2023. On June 3, 2024, the Company filed suit in Delaware Superior Court against Blockfusion alleging claims for breach of contract, conversion, and related claims in connection with, among other things, certain deposits and advances paid to Blockfusion, the return of which is owed to the Company. The Company is seeking in excess of $4.3 million. On October 22, 2024, Blockfusion denied the Company’s claims and brought reciprocal breach of contract and related counterclaims. Following limited discovery on June 18, 2025, the court entered a stipulation and order amending the Case Management Order to extend multiple discovery deadlines and vacate the previously scheduled trial date. On August 1, 2025, the Company moved for leave to file a Second Amended Complaint, which adds claims for fraud and related causes of action arising out of Blockfusion’s, conduct both at the inception of and during the parties’ relationship. The second Amended Complaint also names Blockfusion’s CEO, Alexander Martini-Lomanto, as an additional defendant. The Company continues to seek the recovery of its original investment, invoices payments, and unpaid late development fees and now seeks additional damages for the tort and equitable claims contained in the Second Amended Complaint, including punitive damages. The total amount of damages sought exceeds of $5 million. Blockfusion has filed a motion to dismiss the Second Amended Complaint and a hearing on the motion has been scheduled for January 6, 2026. Refer to Note 19. Commitments and Contingencies for further details.

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

For the three and nine months ended September 30, 2025, the Company disposed of 3,072 and 7,900 bitcoin miners.

As of September 30, 2025, we had 21,357 miners owned or operating (in Iceland) for bitcoin mining with a total maximum hash rate of 2.8 EH/s.

Bitcoin Production

From the inception of our bitcoin mining business in February 2020 to September 30, 2025, we earned an aggregate of 7,496.5 bitcoins.

The following table presents our bitcoin mining activities for the nine months ended September 30, 2025:

	Number of bitcoins	Amount (1)
Balance at December 31, 2024	741.9	$69,319,731
Receipt of BTC from mining services	216.4	21,824,503
Exchange of BTC into ETH	(318.4)	(34,582,781)
Exchange of BTC into USDC	(25.0)	(2,321,750)
Sales of and payments made in BTC	(608.8)	(56,395,762)
Change in fair value of BTC	-	2,849,527
Balance at September 30, 2025	6.1	$693,468

(1)	Receipt of digital assets from mining services are the product of the number of bitcoins received multiplied by the bitcoin price obtained from Coinbase, calculated on a daily basis. Sales of bitcoin represent the carrying value of bitcoin at the time of sale.

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

We started participating in liquid staking via Liquid Collective protocol on the Coinbase platform in the first quarter of 2023. Liquid staking allows participants to achieve greater capital efficiency by utilizing their staked ETH as collateral and trading their staked ETH tokens on the secondary market. In the first quarter of 2024, we have reclaimed all the liquid staked ETH from Liquid Collective protocol. In July 2025, we resumed liquid staking through the Liquid Collective protocol with 5,120 ETH. This approach provides flexibility to engage in both staking and restaking through a broader range of strategies and platforms. Subsequently, we ceased our liquid staking activities with Liquid Collective protocol in October 2025.

Results of operations

The following table summarizes the results of our operations during the three months ended September 30, 2025 and 2024, respectively, and provides information regarding the dollar increase or (decrease) during the period. This information should be read together with our condensed consolidated financial statements and related notes included elsewhere in this report.

	For the Three Months Ended September 30,		Variance in
	2025	2024	Amount

Revenues
Digital asset mining	$7,415,702	$10,110,221	$(2,694,519)
Cloud services	18,032,898	12,151,302	5,881,596
Colocation services	1,692,280	-	1,692,280
ETH staking	2,868,534	447,004	2,421,530
Other	454,588	130,144	324,444
Total revenues	30,464,002	22,838,671	7,625,331

Operating costs and expenses
Cost of revenue (exclusive of depreciation shown below)
Digital asset mining	(5,032,692)	(9,998,031)	4,965,339
Cloud services	(6,314,548)	(5,459,667)	(854,881)
Colocation services	(674,947)	-	(674,947)
ETH staking	(113,147)	(11,607)	(101,540)
Depreciation and amortization expenses	(9,636,039)	(8,383,055)	(1,252,984)
General and administrative expenses	(33,094,746)	(13,681,750)	(19,412,996)
Gains (losses) on digital assets	168,040,717	(21,916,244)	189,956,961
Impairment on digital intangible assets	(1,836,192)	-	(1,836,192)
Total operating expenses	111,338,406	(59,450,354)	170,788,760

Income (loss) from operations	141,802,408	(36,611,683)	178,414,091

Net loss from disposal of property, plant and equipment	(539,378)	-	(539,378)
Other income (loss), net	6,159,448	(1,555,573)	7,715,021
Total other income (loss), net	5,620,070	(1,555,573)	7,175,643

Income (loss) before income taxes	147,422,478	(38,167,256)	185,589,734

Income tax expenses	(697,668)	(628,230)	(69,438)
Net income (loss)	$146,724,810	$(38,795,486)	$185,520,296

Revenue

We generate revenues from cloud services, colocation services, digital asset mining, and ETH staking businesses.

Revenue from cloud services

In the fourth quarter of 2023, we established our cloud-based HPC graphics processing unit services, which we term cloud services, a new business line to provide services to support generative AI workstreams. The Company commenced offering cloud services to customers in January 2024.

Our revenue from cloud services increased by $5.9 million, or 48.4%, to $18.0 million for the three months ended September 30, 2025 from $12.2 million for the three months ended September 30, 2024. The increase was primarily due to an increase in deployed GPU servers to new and existing customers in the third quarter of 2025, offset by a $2.0 million service credit accrued and expected to be issued to a customer under the terms of the contract.

Revenue from colocation services

In the fourth quarter of 2024, we acquired Enovum which holds our data center business that provides customers with physical space, power, and cooling within data center facilities.

Our revenue from colocation services was $1.7 million and $nil for the three months ended September 30, 2025 and 2024, respectively.

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

For the three months ended September 30, 2025, we received 64.9 bitcoins from the Foundry mining pool. As of September 30, 2025, our maximum hash rate was at an aggregate of 2.8 EH/s for our bitcoin miners. For the three months ended September 30, 2025, we recognized revenue of $7.4 million from bitcoin mining services.

For the three months ended September 30, 2024, we received 165.4 bitcoins from the Foundry mining pool. As of September 30, 2024, our maximum hash rate was at an aggregate of 4.3 EH/s for our bitcoin miners. For the three months ended September 30, 2024, we recognized revenue of $10.1 million from bitcoin mining services.

Our revenues from digital asset mining services decreased by $2.7 million, or 26.7%, to $7.4 million for the three months ended September 30, 2025 from $10.1 million for the three months ended September 30, 2024. The decrease was primarily due to a lower BTC generated from our mining business and partially offset by a higher average BTC price in the third quarter of 2025, compared to the same period in 2024.

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

For the liquid staking business, the Company has deployed ETH into Portara protocol (formerly known as Harbour) supported by liquid staking solution provider under the consortium of Blockdaemon and Stakewise, and Liquid Collective protocol supported by Coinbase. By staking, we receive receipt tokens for the ETH staked which could be redeemed to ETH or can be traded or collateralized elsewhere, at any time. In addition, we receive rETH-h for rewards earned from Portara protocol. With the introduction of staked ETH withdrawals in April 2023, we have reassessed our Ethereum network staking approaches, weighing the advantages of traditional staking against liquid staking solutions. The withdrawal feature in native staking, coupled with yields that are on par with those of liquid staking, has encouraged us to expand our collaborations with other service providers in this domain. As a result, we terminated all liquid staking activities with StakeWise in the third quarter of 2023, reclaiming all staked Ethereum along with the accumulated rewards. In the first quarter of 2024, we ceased our liquid staking activities with Liquid Collective protocol and reclaimed all our staked Ethereum. In July 2025, we resumed liquid staking through the Liquid Collective protocol with 5,120 ETH. Subsequently, we ceased our liquid staking activities with Liquid Collective protocol in October 2025.

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

For the three months ended September 30, 2025, we earned 644.3 ETH and 52.9 ETH in native staking and liquid staking, respectively. For the three months ended September 30, 2025, we recognized revenues of $2,649,831 and $218,703 from native staking and liquid staking, respectively.

For the three months ended September 30, 2024, we earned 161.9 ETH and nil ETH in native staking and liquid staking, respectively. For the three months ended September 30, 2024, we recognized revenues of $447,004 and $nil from native staking and liquid staking, respectively.

Our revenues from ETH native staking increased by $2,202,827, or 492.8%, to $2,649,831 for the three months ended September 30, 2025 from $447,004 for the three months ended September 30, 2024. The increase was primarily due to an increase of 482.4 ETH earned from staking services and the increase in the average price of ETH for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

Our revenues from ETH liquid staking increased by $218,703, or 100%, to $218,703 for the three months ended September 30, 2025 from $nil for the three months ended September 30, 2024. The increase was due to the resume of liquid staking activities in the third quarter of 2025.

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

The Company’s cost of revenue consists primarily of direct production costs associated with its core operations, excluding depreciation and amortization, which are separately stated in the Company’s consolidated statements of operations. Specifically, these costs consist of:

i.	cloud services operations - electricity costs, data center lease expense, GPU servers lease expense, and other relevant costs

ii.	colocation services - electricity costs, lease costs, data center employees’ wage expenses, and other relevant costs

iii.	mining operations - electricity costs, profit-sharing fees and other relevant costs

iv.	ETH staking business - service fee and reward-sharing fees to the service providers.

Cost of revenue - cloud services

For the three months ended September 30, 2025 and 2024, the cost of revenue from cloud services was comprised of the following:

	For the Three Months Ended September 30,
	2025	2024

Electricity costs	$631,099	$210,200
Data center lease expenses	1,380,553	1,021,758
GPU servers lease expenses	3,454,308	3,874,752
Other costs	848,588	352,957
Total	$6,314,548	$5,459,667

Electricity costs. These expenses were incurred by the data center for the high-performance computing equipment and were closely correlated with the number of deployed GPU servers.

For the three months ended September 30, 2025, electricity costs increased by $0.4 million, or 200%, compared to the electricity costs incurred for the three months ended September 30, 2024. The increase primarily resulted from an increase in the number of deployed GPU servers.

Data center lease expenses. We entered into data center lease agreements for fixed monthly recurring costs.

For the three months ended September 30, 2025, data center lease expenses increased by $0.4 million, or 35%, compared to the data center lease expenses incurred for the three months ended September 30, 2024. The increase primarily resulted from one additional data center lease entered after the third quarter of 2024.

GPU servers lease expenses. We entered into a GPU servers lease agreement to support our cloud services. The lease payment depends on the usage of the GPU servers.

For the three months ended September 30, 2025, GPU servers lease expenses decreased by $0.4 million, or 11%. The decrease primarily resulted from the application of a previously issued credit in connection with downtime that occurred in prior periods.

Cost of revenue - Colocation Services

In the fourth quarter of 2024, we acquired Enovum which provides colocation services. For the three months ended September 30, 2025 and 2024, the cost of revenue from colocation services was comprised of the following:

	For the Three Months Ended September 30,
	2025	2024

Electricity costs	$288,797	$-
Lease expenses	166,114	-
Wage expenses	92,494	-
Other costs	127,542	-
Total	$674,947	$-

Electricity costs. These expenses were closely correlated with the number of deployed servers hosted by the data center.

For the three months ended September 30, 2025, electricity costs totaled $0.3 million. We had no electricity costs for the three months ended September 30, 2024 as we acquired Enovum in the fourth quarter of 2024, which provides colocation services.

Lease expenses. These expenses were incurred by the data center for lease agreement for a fixed monthly recurring cost.

For the three months ended September 30, 2025, data center lease expenses totaled $0.2 million. We had no data center lease expenses for the three months ended September 30, 2024 as we acquired Enovum in the fourth quarter of 2024, which provides colocation services.

Wage expenses. These expenses represent the salaries and benefits of data center employees involved in the operation of our facilities.

For the three months ended September 30, 2025, wage expenses totaled $0.1 million. We had no wage expenses for the three months ended September 30, 2024 as we acquired Enovum in the fourth quarter of 2024, which provides colocation services.

Cost of revenue - digital asset mining

For the three months ended September 30, 2025 and 2024, the cost of revenue from digital asset mining was comprised of the following:

	For the Three Months Ended September 30,
	2025	2024

Electricity costs	$3,625,625	$8,508,918
Profit-sharing fees	993,277	902,494
Other costs	413,790	586,619
Total	$5,032,692	$9,998,031

Electricity costs. These expenses were incurred by mining facilities for the miners in operation and were closely correlated with the number of deployed miners.

For the three months ended September 30, 2025, electricity costs decreased by $4.9 million, or 57%, compared to the electricity costs incurred for the three months ended September 30, 2024. The decrease primarily resulted from a decrease in the number of deployed miners.

Profit-sharing fees. We enter into hosting agreements with certain mining facilities, which included performance fees calculated as a fixed percentage of net profit generated by the miners. We refer to these fees as profit-sharing fees.

For the three months ended September 30, 2025, profit-sharing fees increased by $0.1 million, or 10%, compared to profit-sharing fees incurred in the three months ended September 30, 2024. The increase in profit-sharing fees was primarily due to the higher average BTC price and partially offset by the lower bitcoin production for three months ended September 30, 2025

Cost of revenue - ETH staking

For the three months ended September 30, 2025, cost of revenue from ETH staking business increased by $101,540, or 875%, compared to the cost of revenue incurred for the three months ended September 30, 2024. The increase was primarily driven by an increased number of staked ETH from 21,568 ETH in the three months ended September 30, 2024 to 99,936 ETH in the three months ended September 30, 2025.

Depreciation and amortization expenses

For the three months ended September 30, 2025 and 2024, depreciation and amortization expenses were $9.6 million and $8.4 million, respectively, based on an estimated useful life of property, plant, and equipment.

Effective January 1, 2025, we changed our estimate of the useful lives for our cloud service equipment from three to five years. The change was made to better reflect the expected usage patterns and economic benefits of the assets. Refer to Note 2. Summary of Significant Accounting Policies to our condensed consolidated financial statements.

General and administrative expenses

For the three months ended September 30, 2025, our general and administrative expenses, totaling $33.1 million, were primarily comprised of professional and consulting expenses of $11.1 million, shared-based compensation expenses of $10.9 million, salary and bonus expenses of $4.9 million, marketing expenses of $1.6 million, travel expenses of $0.2 million, and directors and officers insurance expenses of $0.3 million.

For the three months ended September 30, 2024, our general and administrative expenses, totaling $13.7 million, were primarily comprised of shared-based compensation expenses of $5.0 million, salary and bonus expenses of $1.8 million, professional and consulting expenses of $4.8 million, directors and officers insurance expenses of $0.2 million, marketing expenses of $0.6 million, and travel expenses of $0.2 million.

Gains (losses) on digital assets

For the three months ended September 30, 2025, a gain of $168 million was recognized, primarily attributable to the increase in the prices of bitcoin and ETH as of September 30, 2025.

For the three months ended September 30, 2024, a loss of $21.9 million was recognized, primarily attributable to the decreases in the prices of bitcoin and ETH as of September 30, 2024.

Income tax provisions

Provision for income taxes consists of federal, state and foreign income taxes. Our income tax provision for the three months ended September 30, 2025 is primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates, and the valuation allowance applied to the Company’s deferred tax assets in the United States, Singapore and Hong Kong. We continue to maintain a valuation allowance against the deferred tax assets in United States, Singapore and Hong Kong as the Company does not expect those deferred tax assets are “more likely than not” to be realized in the near future, particularly due to the uncertainty on macroeconomics, politics and profitability of the business.

Our income tax provision was $0.7 million and $0.6 million for the three months ended September 30, 2025 and 2024, respectively. The income tax provision was higher during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily due to increase of $1.2 million in Iceland due to the higher operation profits during the three months ended September 30, 2025 compared to the same period in 2024 and decrease of $0.3 million in the United States due to the rapid investment in infrastructures in Iceland, which results in a lower GILTI tax in the USA, during the three months ended September 30, 2025 compared to the same period in 2024 and decrease of $0.7 million due to the operating loss from Enovum during the three months ended September 30, 2025 compared to the same period in 2024.

Net income (loss) and earnings (loss) per share

For the three months ended September 30, 2025, our net income was $146.7 million, representing a change of $185.5 million from a net loss of $38.8 million for the three months ended September 30, 2024.

Basic and diluted earning per share was $0.48 and $0.47 for the three months ended September 30, 2025, respectively. Basic and diluted loss per share was $0.26 and $0.26 for the three months ended September 30, 2024, respectively.

Basic and diluted weighted average number of shares was 317,296,789 and 318,896,222 for the three months ended September 30, 2025, respectively. Basic and diluted weighted average number of shares was 149,684,237 and 149,684,237 for the three months ended September 30, 2024, respectively.

The following table summarizes the results of our operations during the nine months ended September 30, 2025 and 2024, respectively, and provides information regarding the dollar increase or (decrease) during the period.

	For the Nine Months Ended September 30,		Variance in
	2025	2024	Amount

Revenues
Digital asset mining	$21,824,503	$48,081,874	$(26,257,371)
Cloud services	49,470,499	32,718,083	16,752,416
Colocation services	5,059,693	-	5,059,693
ETH staking	3,794,507	1,146,562	2,647,945
Other	1,073,085	322,396	750,689
Total revenues	81,222,287	82,268,915	(1,046,628)

Operating costs and expenses
Cost of revenue (exclusive of depreciation shown below)
Digital asset mining	(17,232,166)	(33,520,804)	16,288,638
Cloud services	(18,793,668)	(13,212,295)	(5,581,373)
Colocation services	(1,874,829)	-	(1,874,829)
ETH staking	(175,348)	(52,496)	(122,852)
Depreciation and amortization expenses	(25,101,566)	(23,575,637)	(1,525,929)
General and administrative expenses	(61,031,868)	(25,118,009)	(35,913,859)
Gains on digital assets	145,990,197	12,277,384	133,712,813
Impairment of digital intangible assets	(1,836,192)	-	(1,836,192)
Total operating expenses	19,944,560	(83,201,857)	103,146,417

Income (loss) from operations	101,166,847	(932,942)	102,099,789

Net loss from disposal of property, plant and equipment	(872,998)	-	(872,998)
Other income, net	6,554,459	3,013,574	3,540,885
Total other income, net	5,681,461	3,013,574	2,667,887

Income before income taxes	106,848,308	2,080,632	104,767,676

Income tax expenses	(2,960,941)	(2,747,361)	(213,580)
Net Income (loss)	$103,887,367	$(666,729)	$104,554,096

Revenue

We generate revenues from cloud services, colocation services, digital asset mining, and ETH staking businesses.

Revenue from cloud services

In the fourth quarter of 2023, we established our cloud-based HPC graphics processing units services, which we term cloud services, a new business line to provide cloud services to support generative AI workstreams. The Company commenced offering cloud services to customers in January 2024.

Our revenue from cloud services increased by $16.8 million, or 51.2%, to $49.5 million for the nine months ended September 30, 2025 from $32.7 million for the nine months ended September 30, 2024. The increase was primarily due to an increase in deployed GPU servers to new and existing customers during the first nine months ended September 30, 2025.

Revenue from colocation services

In the fourth quarter of 2024, we acquired Enovum which provides customers with physical space, power, and cooling within data center facilities.

Our revenue from colocation services was $5.1 million and $nil for the nine months ended September 30, 2025 and 2024, respectively.

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

For the nine months ended September 30, 2025, we received 216.4 bitcoins from the Foundry USA Pool (“Foundry”) mining pool. As of September 30, 2025, our maximum hash rate was at an aggregate of 2.8 EH/s for our bitcoin miners. For the nine months ended September 30, 2025, we recognized revenue of $21.8 million from bitcoin mining services.

For the nine months ended September 30, 2024, we received 820.3 bitcoins from the Foundry mining pool. As of September 30, 2024, our maximum hash rate was at an aggregate of 4.3 EH/s for our bitcoin miners. For the nine months ended September 30, 2024, we recognized revenue of $48.1 million from bitcoin mining services.

Our revenues from digital asset mining services decreased by $26.3 million, or 54.6%, to $21.8 million for the nine months ended September 30, 2025 from $48.1 million for the nine months ended September 30, 2024. The decrease was primarily due to a decrease of 603.9 bitcoins generated from our mining business and partially offset by a higher average BTC price for the nine months ended September 30, 2025, compared to the same period in 2024.

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

For the liquid staking business, the Company has deployed ETH into Portara protocol (formerly known as Harbour) supported by liquid staking solution provider under the consortium of Blockdaemon and Stakewise, and Liquid Collective protocol supported by Coinbase. By staking, we receive receipt tokens for the ETH staked which could be redeemed to ETH or can be traded or collateralized elsewhere, at any time. In addition, we receive rETH-h for rewards earned from Portara protocol. With the introduction of staked ETH withdrawals in April 2023, we have reassessed our Ethereum network staking approaches, weighing the advantages of traditional staking against liquid staking solutions. The withdrawal feature in native staking, coupled with yields that are on par with those of liquid staking, has encouraged us to expand our collaborations with other service providers in this domain. As a result, we terminated all liquid staking activities with StakeWise in the third quarter of 2023, reclaiming all staked Ethereum along with the accumulated rewards. In the first quarter of 2024, we ceased our liquid staking activities with Liquid Collective protocol and reclaimed all our staked Ethereum. Since the first quarter of 2024, the Company has no liquid staking activities. In July 2025, we resumed liquid staking through the Liquid Collective protocol with 5,120 ETH. This approach provides flexibility to engage in both staking and restaking through a broader range of strategies and platforms. Subsequently, we ceased our liquid staking activities with Liquid Collective protocol in October 2025.

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

For the nine months ended September 30, 2025, we earned 1,022.1 ETH in native staking and 52.9 ETH in liquid staking, respectively. For the nine months ended September 30, 2025, we recognized revenues of $3,575,804 and $218,703 from native staking and liquid staking, respectively.

For the nine months ended September 30, 2024, we earned 382.4 ETH in native staking and 1.3 ETH in liquid staking, respectively. For the nine months ended September 30, 2024, we recognized revenues of $1,142,059 and $4,503 from native staking and liquid staking, respectively.

Our revenues from ETH native staking increased by $2,433,745, or 213.1%, to $3,575,804 for the nine months ended September 30, 2025 from $1,142,059 for the nine months ended September 30, 2024. The increase was primarily due to an increase of 639.7 ETH earned from staking services and the increase in the average price of ETH for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

Our revenues from ETH liquid staking increased by $214,200, or 4,756.8%, to $218,703 for the nine months ended September 30, 2025 from $4,503 for the nine months ended September 30, 2024. The increase was due to the resume of liquid staking activities in the third quarter of 2025.

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

The Company’s cost of revenue consists primarily of direct production costs associated with its core operations, excluding depreciation and amortization, which are separately stated in the Company’s consolidated statements of operations. Specifically, these costs consist of:

i.	cloud services operations - electricity costs, data center lease expense, GPU servers lease expense, and other relevant costs

ii.	colocation services - electricity costs, lease costs, data center employees’ wage expenses, and other relevant costs

iii.	mining operations - electricity costs, profit-sharing fees and other relevant costs

iv.	ETH staking business - service fee and reward-sharing fees to the service providers.

Cost of revenue - cloud services

For the nine months ended September 30, 2025 and 2024, the cost of revenue from cloud services was comprised of the following:

	For the Nine Months Ended September 30,
	2025	2024

Electricity costs	$1,802,691	$436,621
Data center lease expenses	4,020,206	2,327,868
GPU servers lease expenses	10,951,164	9,786,992
Other costs	2,019,607	660,814
Total	$18,793,668	$13,212,295

Electricity costs. These expenses were incurred by the data center for the high performance computing equipment and were closely correlated with the number of deployed GPU servers.

For the nine months ended September 30, 2025, electricity costs increased by $1.4 million, or 317%, compared to the electricity costs incurred for the nine months ended September 30, 2024. The increase primarily resulted from an increase in the number of deployed GPU servers.

Data center lease expenses. We entered into data center lease agreements for fixed monthly recurring costs.

For the nine months ended September 30, 2025, data center lease expenses increased by $1.7 million, or 73%, compared to the data center lease expenses incurred for the nine months ended September 30, 2024. The increase primarily resulted from two additional data center leases entered into after the second quarter of 2024.

GPU servers lease expenses. We entered into a GPU servers lease agreement to support our cloud services. The lease payment depends on the usage of the GPU servers.

For the nine months ended September 30, 2025, GPU servers lease expenses increased by $1.2 million, or 12%, compared to the GPU servers lease expenses incurred for the nine months ended September 30, 2024. The increase primarily resulted from a higher average number of GPU servers leased.

Cost of revenue - Colocation Services

In the fourth quarter of 2024, we acquired Enovum which provides colocation services. For the nine months ended September 30, 2025 and 2024, the cost of revenue from colocation services was comprised of the following:

	For the Nine Months Ended September 30,
	2025	2024

Electricity costs	$781,857	$-
Lease expenses	473,391	-
Wage expenses	262,037	-
Other costs	357,544	-
Total	$1,874,829	$-

Electricity costs. These expenses were closely correlated with the number of deployed servers hosted by the data center.

For the nine months ended September 30, 2025, electricity costs totaled $0.8 million. We had no electricity costs for the nine months ended September 30, 2024 as we acquired Enovum in the fourth quarter of 2024, which provides colocation services.

Lease expenses. These expenses were incurred by the data center for lease agreement for a fixed monthly recurring cost.

For the nine months ended September 30, 2025, data center lease expenses totaled $0.5 million. We had no data center lease expenses for the nine months ended September 30, 2024 as we acquired Enovum in the fourth quarter of 2024, which provides colocation services.

Wage expenses. These expenses represent the salaries and benefits of data center employees involved in the operation of our facilities.

For the nine months ended September 30, 2025, wage expenses totaled $0.3 million. We had no wage expenses for the nine months ended September 30, 2024 as we acquired Enovum in the fourth quarter of 2024, which provides colocation services.

Cost of revenue - digital asset mining

For the nine months ended September 30, 2025 and 2024, the cost of revenue from digital asset mining was comprised of the following:

	For the Nine Months Ended September 30,
	2025	2024

Electricity costs	$12,192,989	$23,773,620
Profit-sharing fees	3,235,388	7,879,937
Other costs	1,803,789	1,867,247
Total	$17,232,166	$33,520,804

Electricity costs. These expenses were incurred by mining facilities for the miners in operation and were closely correlated with the number of deployed miners.

For the nine months ended September 30, 2025, electricity costs decreased by $11.6 million, or 49%, compared to the electricity costs incurred for the nine months ended September 30, 2024. The decrease primarily resulted from a decrease in the number of deployed miners.

Profit-sharing fees. We enter into hosting agreements with certain mining facilities, which included performance fees calculated as a fixed percentage of net profit generated by the miners. We refer to these fees as profit-sharing fees.

For the nine months ended September 30, 2025, profit-sharing fees decreased by $4.6 million, or 59%, compared to profit-sharing fees incurred in the nine months ended September 30, 2024. The decrease in profit-sharing fees was primarily due to a lower bitcoin production and partially offset by the higher average BTC price for nine months ended September 30, 2025.

Cost of revenue - ETH staking

For the nine months ended September 30, 2025, cost of revenue from ETH staking business increased by $122,852, or 234%, compared to the cost of revenue incurred for the nine months ended September 30, 2024. The increase was primarily driven by an increased number of staked ETH from 21,568 ETH in the nine months ended September 30, 2024 to 99,936 ETH in the nine months ended September 30, 2025.

Depreciation and amortization expenses

For the nine months ended September 30, 2025 and 2024, depreciation and amortization expenses were $25.1 million and $23.6 million, respectively based on an estimated useful life of property, plant, and equipment.

Effective January 1, 2025, we changed our estimate of the useful lives for our cloud service equipment from three to five years. The change was made to better reflect the expected usage patterns and economic benefits of the assets. Refer to Note 2. Summary of Significant Accounting Policies.

General and administrative expenses

For the nine months ended September 30, 2025, our general and administrative expenses, totaling $61.0 million, were primarily comprised of professional and consulting expenses of $23.3 million, shared-based compensation expenses of $18.0 million, salary and bonus expenses of $8.1 million, marketing expenses of $2.6 million, travel expenses of $0.7 million, and directors and officers insurance expenses of $0.8 million.

For the nine months ended September 30, 2024, our general and administrative expenses, totaling $25.1 million, were primarily comprised of shared-based compensation expenses of $5.9 million, salary and bonus expenses of $3.8 million, professional and consulting expenses of $9.6 million, directors and officers insurance expenses of $0.6 million, marketing expenses of $1.3 million, and travel expenses of $0.7 million.

Gains on digital assets

For the nine months ended September 30, 2025, a gain of $146 million was recognized, primarily attributable to the increase in the prices of bitcoin and ETH as of September 30, 2025.

For the nine months ended September 30, 2024, a gain of $12.3 million was recognized, primarily attributable to the increases in the prices of bitcoin and ETH as of September 30, 2024.

Income tax provisions

Provision for income taxes consists of federal, state and foreign income taxes. Our income tax provision for the nine months ended September 30, 2025 is primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates, and the valuation allowance applied to the Company’s deferred tax assets in the United States, Singapore and Hong Kong. We continue to maintain a valuation allowance against the deferred tax assets in United States, Singapore and Hong Kong as the Company does not expect those deferred tax assets are “more likely than not” to be realized in the near future, particularly due to the uncertainty on macroeconomics, politics and profitability of the business.

Our income tax provision was $3.0 million and $2.7 million for the nine months ended September 30, 2025 and 2024, respectively. The income tax provision did not change materially during the nine months ended September 30, 2025 compared to the same period in 2024.

Net income (loss) and earnings (loss) per share

For the nine months ended September 30, 2025, our net income was $103.9 million, representing a change of $104.6 million from a net loss of $0.7 million for the nine months ended September 30, 2024.

Basic and diluted earnings per share was $0.46 and $0.46 for the nine months ended September 30, 2025, respectively. Basic and diluted loss per share was $0.01 and $0.01 for the nine months ended September 30, 2024, respectively.

Basic and diluted weighted average number of shares was and 235,907,855 and 236,336,822, respectively, for the nine months ended September 30, 2025, respectively. Basic and diluted weighted average number of shares was 130,917,218 and 130,917,218 for the nine months ended September 30, 2024, respectively.

Discussion of Certain Balance Sheet Items

The following table sets forth selected information from our condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024. This information should be read together with our condensed consolidated financial statements and related notes included elsewhere in this report.

	September 30,	December 31,	Variance in
	2025	2024	Amount
ASSETS
Current Assets
Cash and cash equivalents	$179,118,182	$95,201,335	$83,916,847
Restricted cash	3,732,792	3,732,792	-
Accounts receivable, net	17,441,029	5,267,863	12,173,166
USDC	1,027,458	411,413	616,045
Digital assets	423,682,364	161,377,344	262,305,020
Digital intangible assets	17,257,172	-	17,257,172
Net investment in lease – current, net	4,126,623	2,546,519	1,580,104
Loans receivable	400,000	400,000	-
Other current assets, net	25,865,020	28,319,669	(2,454,649)
Total Current Assets	672,650,640	297,256,935	375,393,705

Non-Current Assets
Deposits for property, plant, and equipment	9,979,576	39,059,707	(29,080,131)
Property, plant, and equipment, net	271,305,168	107,302,458	164,002,710
Goodwill	19,848,419	19,383,291	465,128
Intangible Assets, net	12,808,901	13,028,730	(219,829)
Operating lease right-of-use assets	42,773,580	14,967,569	27,806,011
Net investment in lease - non-current, net	10,798,088	6,782,479	4,015,609
Investment securities	86,676,878	30,797,365	55,879,513
Deferred tax asset	91,389	89,246	2,143
Other non-current assets, net	6,151,971	9,579,884	(3,427,913)
Total Non-Current Assets	460,433,970	240,990,729	219,443,241

Total Assets	$1,133,084,610	$538,247,664	$594,836,946

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$6,301,907	$3,418,172	$2,883,735
Current portion of deferred revenue	7,774,675	30,698,458	(22,923,783)
Current portion of operating lease liability	5,622,000	4,529,291	1,092,709
Income tax payable	1,394,825	1,595,308	(200,483)
Dividend payable	-	800,000	(800,000)
Other payables and accrued liabilities	17,274,634	13,985,375	3,289,259
Total Current Liabilities	38,368,041	55,026,604	(16,658,563)

Non-Current Liabilities
Other long-term liabilities	196,345	785,372	(589,029)
Non-current portion of deferred revenue	13,671	73,494	(59,823)
Non-current portion of operating lease liability	36,294,655	9,276,926	27,017,729
Long-term income tax payable	3,196,204	3,196,204	-
Deferred tax liability	9,434,308	6,409,915	3,024,393
Total Non-Current Liabilities	49,135,183	19,741,911	29,393,270

Total Liabilities	$87,503,224	$74,768,515	$12,734,709

Cash and cash equivalents

Cash and cash equivalents primarily consist of funds deposited with banks, which are highly liquid and are unrestricted to withdrawal or use. The total balance of cash and cash equivalents were $179.1 million and $95.2 million as of September 30, 2025 and December 31, 2024, respectively. The increase in the balance of cash and cash equivalents was a result of net cash of $452.7 million provided by financing activities, partially offset by net cash of $189.5 million used in operating activities and net cash of $179.4 million used in investing activities.

Accounts receivable, net

Accounts receivable consists of amounts due from our customers. The total balance of accounts receivable was $17.4 million and $5.3 million as of September 30, 2025 and December 31, 2024, respectively. The increase in the balance of accounts receivable is attributable to unpaid invoices from our customers.

USDC

USD Coin (“USDC”) is accounted for as a financial instrument; one USDC can be redeemed for one U.S. dollar on demand from the issuer. The balance of USDC was $1.0 million and $0.4 million as of September 30, 2025 and December 31, 2024, respectively. The increase in the balance of USDC was primarily due to the receipt of USDC from sales of other digital assets of $2.3 million and receipt of USDC from other income of $40,100, partially offset by the payment of other expenses of $1.7 million.

Digital assets

Digital assets primarily consist of BTC and ETH. For the three months ended September 30, 2025, we earned digital assets from mining services and ETH staking services. We exchanged BTC into ETH or USDC, exchanged BTC and ETH into cash, or used BTC and ETH to pay certain operating costs and other expenses. Digital assets held are accounted for as intangible assets measured at fair value, with changes in fair value recorded in net income in each reporting period.

As compared with the balance as of December 31, 2024, the balance of digital assets as of September 30, 2025 increased by $262.3 million, which was primarily attributable to exchange of cash of $148.7 million into ETH, generation of bitcoins of $21.8 million from our mining business, generation of ETH of $3.6 million from our native staking business, gain from exchange of BTC to ETH of $69.7 million and change in fair value of $143.5 million, partially offset by the exchange of bitcoins of $55.0 million into cash, the exchange of ETH of $19.0 million into LsETH, and payment of ETH to investment fund of $47.6 million.

Loans Receivable

Loans receivable consist of a loan issued by the Company to a third party. The total balance of loans receivable was $0.4 million and $0.4 million as of September 30, 2025 and December 31, 2024, respectively.

Net investment in lease

Net investment in lease represents the present value of the lease payments not yet received from lessee. The current and non-current balance of net investment in lease was $4.1 million and $10.8 million, respectively as of September 30, 2025. The current and non-current balance of net investment in lease was $2.5 million and $6.8 million, respectively as of December 31, 2024.

Deposits for property, plant, and equipment

The deposits for property, plant, and equipment consists of advance payments for property, plant, and equipment. The balance was derecognized once the control of the property, plant, and equipment was transferred to and obtained by us.

Compared with December 31, 2024, the balance as of September 30, 2025 decreased $29.1 million, mainly due to the receipt of property and equipment of $121.1 million, offset by prepayment of $92.0 million for property, plant and equipment.

Property, plant, and equipment, net

Property, plant, and equipment primarily consisted of equipment used in our HPC business and digital asset business as well as construction in progress representing assets received but not yet put into service.

As of September 30, 2025, we had 21,357 bitcoin miners with net book value of $27.1 million, cloud service computing equipment with a net book value of $114.8 million, property, plant, and equipment for colocation service with a net book value of $83.0 million, and construction in progress of $43.1 million.

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

Operating lease right-of-use assets and operating lease liability

As of September 30, 2025, the Company’s operating lease right-of-use assets and total operating lease liability were $42.8 million and $41.9 million respectively. As of December 31, 2024, the Company’s operating lease right-of-use assets and total operating lease liability were $15.0 million and $13.8 million respectively

The increase in operating lease right-of-use assets and total operating lease liability of $27.8 million and $28.1 million respectively, were due to one additional data center lease entered in 2025, one additional capacity lease entered in 2025, one additional office lease entered in 2025, and one additional lease entered in 2025 for general and administrative purposes totaling $32.1 million, partially offset by the amortization of the operating lease right-of-use assets totaling $3.9 million for the nine months ended September 30, 2025.

Investment Securities

As of September 30, 2025, our portfolio consists of investments in three funds, a privately held company via a simple agreement for future equity (“SAFE”), and four privately held companies over which the Company neither has control nor significant influence. The total balance of investment securities was $86.7 million and $30.8 million as of September 30, 2025, and December 31, 2024, respectively. The increase of $55.9 million in the value of our investment securities was mainly driven by an additional investment of $47.6 million in Innovation Fund I and an additional investment of $2.0 million in AI Innovation Fund I and an upward fair value adjustments of $6.2 million.

Accounts payable

Accounts payable primarily consists of amounts due for costs related to our digital asset mining, cloud services, colocation services and ETH staking. Compared with December 31, 2024, the balance of accounts payable increased by $2.9 million in the nine months ended September 30, 2025, largely due to the unpaid bills for our digital asset mining, ETH staking and cloud services in the nine months ended September 30, 2025.

Deferred revenue

Deferred revenue pertains to prepayments received from customers for HPC business.

As of September 30, 2025, the Company’s current and non-current portion of deferred revenue was $7.8 million and $14,000, respectively, compared to $30.7 million and $0.1 million, respectively, as of December 31, 2024. The decrease in deferred revenue of $23.0 million reflects the recognition of $26.3 million in revenue related to the successful fulfilment of performance obligations from our HPC services, partially offset by $3.3 million prepayments from customers for HPC services to be rendered in the future.

Long-term income tax payable

Compared with December 31, 2024, the balance as of September 30, 2025 did not change as no incremental penalty was accrued on the existing unrecognized tax benefits for the three months ended September 30, 2024. Refer to Note 15. Income Taxes, for more information.

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

Reconciliations of Adjusted EBITDA to the most comparable U.S. GAAP financial metric for historical periods are presented in the table below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Reconciliation of non-GAAP income (loss) from operations:
Net income (loss)	$146,724,810	$(38,795,486)	$103,887,367	$(666,729)
Depreciation and amortization expenses	9,636,039	8,383,055	25,101,566	23,575,637
Income tax expenses	697,668	628,230	2,960,941	2,747,361
EBITDA	157,058,517	(29,784,201)	131,949,874	25,656,269

Adjustments:
Net loss from disposal of property, plant and equipment	539,378	-	872,998	-
Share based compensation expenses	16,292,948	7,095,017	25,802,664	10,076,352
Changes in fair value of long-term investments	(7,121,391)	2,040,185	(6,245,819)	(1,173,549)
Loss from divesture of a subsidiary	-	978,938	-	978,938
Adjusted EBITDA	$166,769,452	$(19,670,061)	$152,379,717	$35,538,010

Liquidity and capital resources

As of September 30, 2025, we had working capital of $634.3 million which includes USDC of $1.0 million, digital assets of $423.7 million and digital intangible assets of $17.3 million as compared with working capital of $242.2 million as of December 31, 2024. Working capital is the difference between the Company’s current assets and current liabilities.

To date, we have financed our operations primarily through cash flows from operations, sales of our equity securities and the issuance of convertible notes. We plan to support our future operations primarily from cash generated from our operations and equity financings. We may also consider debt, preferred and convertible financing on favorable terms.

We believe our existing cash will be sufficient to fund our anticipated operating cash requirements for at least 12 months following the date of this filing.

Between May and August 2023, the Company issued an aggregate of 6,747,663 ordinary shares to Ionic Ventures LLC for gross proceeds of $22.0 million. The Company received net proceeds of approximately $21.0 million after deducting commissions payable to the placement agent.

In 2023, the Company sold an aggregate of 14,744,026 ordinary shares in connection with its at-the-market offering pursuant to a registration statement on Form F-3 declared effective by the SEC on May 4, 2022, which registered up to $500 million of the Company’s ordinary shares, preference shares, debt securities, warrants, units and subscription rights (the “F-3 Registration Statement”). The Company received net proceeds of $45.3 million, net of offering costs.

In 2024, the Company sold an aggregate of 67,246,628 ordinary shares in connection with its at-the-market offering pursuant to the F-3 Registration Statement. The Company received net proceeds of $242.9 million, net of offering costs.

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

On April 29, 2025, the Company filed a registration statement on Form S-3 (No. 333-286841) with the SEC to register up to $500 million of its ordinary shares, preference shares, debt securities, warrants, units and subscription rights (the “Registration Statement”), which included a sales agreement prospectus covering the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $500 million of the Company’s ordinary shares that may be issued and sold under an At The Market Offering Agreement we entered into with H.C. Wainwright & Co., LLC, as sales agent (as amended from time to time, the “Sales Agreement”).

In the second quarter of 2025, the Company sold an aggregate of 25,504,699 ordinary shares in connection with the at-the-market offering pursuant to the Registration Statement. The Company received net proceeds of $48.3 million, net of offering costs.

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

On September 29, 2025, the Company entered into an underwriting agreement with certain financial institutions (collectively the “Underwriters”), pursuant to which the Company agreed to sell $135 million aggregate principal amount of its 4.00% Convertible Notes due 2030. Subsequently, the greenshoe option was exercised under which additional $15 million was sold to the Underwriters, making a total of $150 million aggregate principal amount of the Convertible Notes. The Convertible Notes closed on October 1, 2025 and will mature on October 1, 2030, unless earlier converted, redeemed or repurchased in accordance with their terms as stipulated in the Agreement.

On October 31, 2025, the Company filed an automatically effective shelf registration statement on Form S-3 (File No. 333-291205) with the SEC to register an indeterminate amount of its ordinary shares, which included a sales agreement prospectus supplement covering the offering, issuance and sale by the Company of up to a maximum aggregate offering price of up to $2.5 billion of the Company’s ordinary shares that may be issued and sold from time to time pursuant to the Sales Agreement.

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

In January 2025, the Company entered into a new agreement to supply its Initial Customer with an additional 464 GPUs for a period of eighteen months. This new agreement replaces the prior agreement whereby the Company was to provide the customer with an incremental 2,048 H100 GPUs. The contract represents approximately $15 million of annualized revenue and features a two-month prepayment from the customer. The customer has elected to defer the commencement date until August 20, 2025, which is the latest allowable date under the agreement. Deployment commenced on August 20, 2025, using the Company’s inventory of B200 GPUs.

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

On December 30, 2024, we entered into a Master Services Agreement (“MSA”) with a minimum purchase commitment of 32 GPUs, along with an associated purchase order, from a new customer, an AI Compute Fund managed by DNA Holdings Venture Inc. (“DNA Fund”). The purchase order provides for services utilizing a total of 576 H200 GPUs over a 25 month period, terminable by either party upon at least 90 days’ written notice prior to any renewal date. It represents an aggregate revenue opportunity of approximately $20.2 million. Concurrently, we placed a purchase order for 130 H200 servers for approximately $30 million. The deployment commenced in February 2025. In April 2025, the Company signed two additional cloud services agreements with DNA Fund. The first agreement, commencing in early May, includes 104 NVIDIA H200 GPUs under a 23-month term. The second, commencing mid-May, includes 512 H200 GPUs under a 24-month term. With these additions, DNA Fund’s total contracted deployment increased to 1,192 GPUs. Combined, the agreements represent approximately $41.6 million of annualized revenue.

In October 2025, we entered into a service order with a new customer to provide services utilizing a total of 48 H200 GPUs. The service order has an initial term of 36 months, representing total contracted value of approximately $2.2 million, after which it automatically renews for successive one-month periods unless terminated by either party. The deployment commenced and revenue generation began on October 21, 2025.

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

Cash flows

	For the Nine Months Ended September 30,
	2025	2024
Net Cash Used in Operating Activities	$(204,864,851)	$(20,311,102)
Net Cash Used in Investing Activities	(164,060,617)	(23,992,679)
Net Cash Provided by Financing Activities	452,695,272	131,709,364
Net increase in cash, cash equivalents and restricted cash	83,769,804	87,405,583
Effect of exchange rate changes on cash, cash equivalents and restricted cash	147,043	-
Cash, cash equivalents and restricted cash, beginning of period	98,934,127	18,180,934
Cash, cash equivalents and restricted cash, end of period	$182,850,974	$105,586,517

Operating Activities

Net cash used in operating activities was $204.9 million for the nine months ended September 30, 2025, derived mainly from (i) a net income of $103.9 million for the nine months ended September 30, 2025 adjusted for digital assets mined of $21.8 million from our mining services, depreciation expenses and amortization expense of $25.1 million, loss from disposal of property, plant and equipment of $0.9 million, gain on digital assets of $146.0 million, share based compensation expenses of $22.4 million, impairment of digital intangible asset of $1.8 million, changes in fair value of investment security of $6.2 million, current expected credit losses of $0.1 million, digital assets earned from staking of $3.8 million and (ii) net changes in our operating assets and liabilities, principally comprising of a decrease in digital assets and stable coins of $141.9 million, a decrease in digital intangible assets of $19.1, decrease in deferred revenue of $23.0 million, a decrease in accounts receivable of $12.2 million, a decrease in other payable and accrued liabilities of $0.8 million, an increase in other current assets of $3.4 million, an increase in other non-current assets of $3.4 million, an increase in net investment in lease of $2.3 million, an increase in account payable of $4.2 million, an increase in operating lease right-of-use assets of $3.9 million, a decrease in lease liability of $3.5 million.

Net cash used in operating activities was $20.3 million for the nine months ended September 30, 2024, derived mainly from (i) a net loss of $0.7 million for the nine months ended September 30, 2024 adjusted for digital assets of $48.1 million from our mining services, depreciation expenses of property and equipment of $23.6 million, and gains on digital assets of $12.3 million, and (ii) net changes in our operating assets and liabilities, principally comprising of an increase in deferred revenue of $16.9 million, increase in accounts receivable of $3.9 million, increase in other payable and accrued liabilities of $0.3 million, an increase in net investment in lease of $3.7 million, an increase in accounts payable of $5.1 million, an increase in other current assets of $6.2 million, and an decrease in other non-current assets of $1.0 million.

Investing Activities

Net cash used in investing activities was $164.1 million for the nine months ended September 30, 2025, primarily attributable to purchases of and deposits made for property, plant, and equipment of $164.0 million, investment in equity securities of $2.0 million, and partially offset by proceeds from disposal of property, plant and equipment of $2.0 million.

Net cash used in investing activities was $24.0 million for the nine months ended September 30, 2024, primarily attributable to purchases of and deposits made for property and equipment of $7.2 million, investment in a SAFE of $1.0 million and investment in two equity investees of $16.0 million.

Financing Activities

Net cash provided by financing activities was $452.7 million for the nine months ended September 30, 2025, attributable to net proceeds of $58.5 million from the at-the-market offering, net proceeds of $162.6 million from the public offering, net proceeds of $62.8 from registered direct offering, net proceeds of $147.4 million from changes in ownership interests in subsidiary via IPO, net proceeds of $22.2 million from changes in ownership interests in subsidiary via over-allotment option and offset by the payment of dividends of $0.8 million.

Net cash provided by financing activities was $131.7 million for the nine months ended September 30, 2024, attributable to net proceeds of $131.7 million from the at-the-market offering.

Royal Bank of Canada Credit Facility

On June 18, 2025, the Company entered into a definitive credit agreement with the Royal Bank of Canada (“RBC”), the largest bank in Canada, to finance its data centers business. The facility provides up to CAD $60 million (approximately USD $43.8) in aggregate financing. Proceeds will be used to support the continued buildout of the Company’s HPC data center portfolio. As of the reporting date, the facility had not yet been authorized for use, as the Company and RBC are negotiating amendments to the existing agreement, including a potential additional non-revolving term loan of up to CAD $55 million (approximately USD $39.5 million). Refer to Colocation/Data Centers Services section above for further details.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any off-balance sheet arrangements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures.

Based on this evaluation, our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in conducting a cost-benefit analysis of possible controls and procedures.

Changes in Internal Control over Financial Reporting

In October 2024, we acquired 100% of the equity interests of Enovum Data Centers Corp (“Enovum”). We are currently in the process of integrating Enovum’s operations, control processes, and information systems into our systems and control environment and expect to include them in scope of design and operation of our internal control over financial reporting for the year ending December 31, 2025. We believe that we have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during this integration. Other than changes made in connection with the acquisitions, there were no changes in our internal control over financial reporting during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Except as set forth herein, there have been no changes since the filing of the Company’s Form 10-K for the year ended December 31, 2024 and the Company’s Form 10-Q for the period ended March 31, 2025.

On June 3, 2024, the Company filed suit in Delaware Superior Court against Blockfusion, Inc. (“Blockfusion”) alleging claims for breach of contract, conversion, and related claims in connection with, among other things, certain deposits and advances paid to Blockfusion, the return of which is owed to Bit Digital. Bit Digital is seeking in excess of $4.3 million. On October 22, 2024, Blockfusion denied the Company’s claims and brought reciprocal breach of contract and related counterclaims. Following limited discovery on June 18, 2025, the Court entered a stipulation and order amending the Case Management Order to extend multiple discovery deadlines and vacate the previously scheduled trial date. On August 1, 2025, the Company moved for leave to file a Second Amended Complaint, which adds claims for fraud and related causes of action arising out of Blockfusion’s conduct both at the inception of and during the parties’ relationship. The Second Amended Complaint also names Blockfusion’s CEO, Alexander Martini-Lomanto, as an additional defendant. The Company continues to seek the recovery of its original investment, invoice payments, and unpaid late development fees, and now seeks additional damages for the tort and equitable claims contained in the Second Amended Complaint, including punitive damages. The total amount of damages sought exceeds $5 million. Blockfusion has filed a motion to dismiss the Second Amended Complaint and a hearing on the motion has been scheduled for January 6, 2026.

Item 1A. Risk Factors

You should refer to the other information set forth in this report, including the information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in our condensed consolidated financial statements and the related notes. Our business prospects, financial condition or results of operations could be adversely affected by any of these risks.

Except as described below, our risk factors as of the date of this report have not changed materially from those described in “Part I, Item 1A. Risk Factors” of our Form 10-K for the year ended December 31, 2024 (the “Annual Report”).

Unless the context indicates otherwise, references under the headings “Risks Related to WhiteFiber’s Cloud Services and Data Center Operations,” “Risks Related to the Geopolitical Uncertainty” and “Risks Involving Intellectual Property” in this Item 1A to the “Company,” “WhiteFiber” “we,” “us,” “our” and similar terms refer to WhiteFiber, Inc. and its consolidated subsidiaries.

Please note in considering the “Risk Factors” in Item 1A of our Annual Report that, notwithstanding the fact that Bit Digital, Inc. has not conducted operations in the PRC since September 30, 2021, we have previously disclosed under Risk Factors in our Annual Report, “We may be subject to fines and penalties for any noncompliance with or any liabilities in our former business in China in a certain period from now on.” Although the statute of limitations for non-compliance by our former business in the PRC is generally two years and the Company has been out of the PRC, for more than two years, the Authority may still find its prior bitcoin mining operations involved a threat to financial security. In such event, the two-year period would be extended to five years.

Speculative and Volatile Nature of ETH.

To date, the Company has deployed a portion of the capital it has raised into ETH and its ability to achieve the objectives of its ETH strategy depends, in part, on our ability to purchase ETH. Successfully implementing this strategy may present organizational and infrastructure challenges, and the Company may not be able to fully implement or realize the intended benefits of its strategy. Moreover, the price of ETH is subject to significant volatility. In addition, if it chooses to do so, there is no guarantee that the Company will be able to sell its ETH at prices quoted on various cryptocurrency trading platforms or at all if it determines to do so. The supply of ETH is currently controlled by the source code of the Ethereum platform, and there is a risk that the developers of the code and the participants in the Ethereum network could develop and/or adopt new versions of the Ethereum software that significantly increase the supply of ETH in circulation, negatively impacting the trading price of ETH. Given our ETH holdings, any significant decrease in the price of ETH may materially and adversely affect the value of the Company’s securities and, in turn, the Company’s business, results of operation and financial condition.

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

Risks Related to WhiteFiber’s Cloud Services and Data Center Operations

We are at an early stage of development of our business, currently have limited sources of revenue, and may not become profitable in the future.

We are subject to the risks and uncertainties of a new business, with limited sources of revenue. The Company began generating revenue from cloud services in Iceland in January 2024. Accordingly, we have only a limited history upon which an evaluation of our prospects and future performance can be made.

As we grow and develop as a business, we are attempting to reduce the impact of variability on our revenue and colocation costs by entering into long-term contracts at each site. In our data center services, as of September 30, 2025, our contracts with our 14 customers range from 12 to 60 months. In our cloud services business, we provide cloud infrastructure for highly scalable Graphic Processing Units (“GPUs”) accelerated applications, or GPU clusters, to our customers under contracts spanning from month to month to 36 months. As these are new services in the industry, the value and longevity of the GPUs remain uncertain in this rapidly evolving market. Given that we have only a limited history of operating a colocation data center, the long-term profitability of these contracts cannot be presently determined. If we are unable to successfully implement our development plan or to increase our generation of revenue, we will not remain profitable in the future.

We intend to continue scaling our Company to increase our customer base and implement initiatives, including new business lines and global expansion. These efforts may prove more expensive than we currently anticipate. We may be unable to secure the required financing which may not result in increased revenue or profitability in the short term or at all. We will also incur increased compliance costs associated with growth, expanding our customer base, and being a public company. Our efforts to grow our business may be costlier than we expect, or the revenue growth rate may be slower than we expect. As we pivot towards new markets such as cloud services and colocation data center operations, we realize that our limited experience in these areas may impact our ability to accurately assess our prospects. The likelihood of our success must be considered in light of the expenses, difficulties, complications, problems and delays frequently encountered in connection with the expansion of a business, operating a business in a competitive industry, and the continued development of expanding our customer base. There can be no assurance that we will operate profitably in the future.

We face intense competition in the data centers operations and may not be able to compete with other companies. If we do not continue to innovate in the design and management of data centers in order to offer innovative solutions to store, process and manage digital information, including artificial intelligence (“AI”) and machine learning (“ML”) applications, to our customers and partners, we may not remain competitive, which could harm our business, financial condition, data centers and operating results.

We may not be able to compete successfully against present or future competitors. We do not have the capital resources to compete with larger providers of similar data centers at this time. Our data centers business environment is rapidly evolving and intensely competitive, and it faces frequent introductions of rival solutions and new technologies. To compete successfully, we must, among other things, accurately anticipate data center technology developments and innovate data centers’ design, management and technologies in a timely manner. As our data centers business evolves, the competitive pressure to innovate will encompass a wider range of technologies and solutions. We must continue to invest significant resources in personnel, technical infrastructure and R&D, including through acquisitions, in order to advance/innovate our data centers. With the limited resources we have available, we may experience difficulties in expanding and improving our data centers. Competition from existing and future competitors, particularly those better capitalized, could result in our inability to secure acquisitions and partnerships that we may need to expand our data centers business in the future. This competition from other entities with greater resources, experience and reputation may result in our failure to maintain or expand our data center business, as we may never be able to successfully execute our business plan. If we are unable to expand and remain competitive, our business could be negatively affected, which would have an adverse effect on the trading price of our Ordinary Shares, which would harm our investors.

Our purchase orders with hardware manufacturers include extended delivery schedules.

We rely on third parties to timely obtain an adequate delivery of hardware. Our purchase orders with hardware manufacturers include extended delivery schedules spanning several months before the hardware is delivered to our facilities. These fluctuations in delivery timelines necessitate careful planning and advanced purchasing strategies to ensure we can acquire hardware well before their anticipated deployment. Failure to adequately plan for such fluctuations could have a material adverse effect on the Company’s business, prospects, results of operations and financial condition.

A curtailment or disruption in energy supply in Iceland, Canada or the U.S. due to regulations and policies implemented by their respective governments, which prioritize energy supply, may cause a substantial disruption or discontinuance of WhiteFiber’s data center operations based in Iceland, Canada or prospectively in the U.S., and therefore impair WhiteFiber’s financial condition or results of operations.

Through WhiteFiber Iceland ehf, the Company established and has been providing cloud services since November 2023, developing a fleet of 554 servers at a third-party data center located in Northern Iceland. Through WhiteFiber’s subsidiary, Enovum, which was acquired in October 2024, we have been operating our data center located in Montreal Canada (MTL-1), and commenced operations in the in the fourth quarter of 2025 at MTL-3. In May 2025, we purchased a former industrial manufacturing building and land outside of Greensboro, North Carolina which we expect to be operational in the first quarter of 2026.

In order to maintain its data center operations, WhiteFiber and its landlord in Iceland and in Montreal will need to acquire sufficient supplies of electricity generated by hydroelectric, geothermal energy and electricity. In addition, WhiteFiber’s data centers need to also maintain reliable and adequate infrastructure and cooling systems to ensure optimal performance.

Currently, Icelandic and Canadian-based data centers and similar facilities, including the ones contracted with the Company, may face significant risks of energy disruption, curtailment or discontinuance due to low water levels. Water reservoirs are utilized by hydropower plants, which provide hydro-generated energy in the country. In the event of a water shortage, and therefore a shortage of hydro-generated energy, the prioritization framework for Icelandic energy favors residential and certain business uses over data centers and similar facilities. In addition, volcanic eruptions might interrupt the generation of electricity from geothermal energy, as occurred several times in 2023.

In addition, we may be subject to risks and unanticipated costs associated with obtaining power from various utility companies. Utilities that serve our data centers may be dependent on, and sensitive to price increases for, a particular type of fuel, including hydroelectric. In addition, the total cost of delivered electricity could increase as a result of: regulations intended to regulate carbon emissions and other pollutants, ratepayer surcharges related to recovering the cost of extreme weather events and natural disasters (including volcanoes in Iceland and floods in North Carolina), geopolitical conflicts, military conflicts, grid modernization charges, as well as other charges borne by ratepayers. Increases in the cost of power at any of our data centers could put those locations at a competitive disadvantage relative to data centers that are supplied power at a lower price.

Accordingly, the energy supply for WhiteFiber’s data centers may be subject to disruption and could become insufficient to support our operations. WhiteFiber’s financial condition or results of operations may be adversely affected if its WhiteFiber data centers are disrupted or discontinued due to a curtailment or interruption of the energy supply.

Establishing data centers in remote areas may adversely affect our ability to retain staff and increase our compensation costs.

If we establish data centers in areas with lower populations such as Iceland or remote parts of Canada, recruiting and retaining the necessary staff to operate our locations may pose a challenge. When we encounter a relatively low population, the pool of available employees is limited. In addition, some employers have offered significantly higher wages in order to fill vacant positions. This may adversely affect our ability to attract and retain qualified personnel and may increase our employee costs if we have to increase the compensation we pay in response to the market.

WhiteFiber’s data centers could be adversely impacted by climate change.

Severe weather events, such as tornadoes, hurricanes, rain, drought, fire, ice and snowstorms, and high-and low-temperature extremes, occur in regions in which WhiteFiber operates and maintains infrastructure. WhiteFiber’s principal data centers in Iceland and Canada are designed to provide year-round cool weather conditions. Nevertheless climate change could change the frequency and severity of weather events, which may create physical and financial risks to WhiteFiber. Such risks could have an adverse effect on WhiteFiber’s financial condition, results of operations and cash flows. Increases in severe weather conditions or extreme temperatures may cause infrastructure construction projects to be delayed or canceled and limit resources available for such projects resulting in decreased revenue or increased project costs. In addition, drought conditions could restrict the availability of water supplies or limit the ability to obtain water use permits, inhibiting the ability to conduct operations. To date, neither of the Company’s WhiteFiber data centers in Iceland or Canada have experienced any material impacts to its financial condition, results of operations or cash flows due to the physical effects of climate change.

Our failure to accurately predict our facilities’ and data centers’ requirements could have a material adverse effect on our business, financial condition and results of operations.

The costs of building out, leasing and maintaining our facilities and data centers constitute a significant portion of our capital and operating expenses. In order to manage growth and ensure adequate capacity for our new and existing customers while minimizing unnecessary excess capacity costs, we continuously evaluate our short- and long-term data center capacity requirements. If we overestimate our business’ capacity requirements or the demand for our services and therefore secure excess data center capacity, our operating margins could be materially reduced. If we underestimate our data center capacity requirements, we may not be able to service the required or expanding needs of our existing customers and may be required to limit new customer acquisition, which could have a material adverse effect on our business, financial condition and results of operations.

The broader adoption, use, and commercialization of AI technology, and the continued rapid pace of developments in the AI field, are inherently uncertain. Failure by our customers to use our cloud services to support AI use cases in their systems, or our ability to keep up with evolving AI technology requirements and regulatory frameworks, could have a material adverse effect on our business, operating results, financial condition, and future prospects.

As part of our growth strategy, we seek to attract and acquire customers requiring high-performance computing, such as AI, machine learning, and automated decision-making technologies, including proprietary AI algorithms and models (collectively, “AI Technologies”).

AI has been developing at a rapid pace, and continues to evolve and change. As demand continues for AI services, AI providers, including our customers, have sought increased compute capacity to enable advancements in their AI models and service the demands of end users. We cannot predict whether additional computing power will continue to be required to develop larger, more powerful AI models, or if the practical limits of AI technology will plateau in the future regardless of available compute capacity. Further, there have been recent advancements in AI technology, including open-source AI models, that may lead to compute and other efficiencies that may impact the demand for AI services, including our platform, solutions, and services, which may adversely impact our revenue and profitability. In the event that existing scaling laws do not continue to apply as they have in the past, demand by our customers for compute resources, including our solutions and services, may not continue to increase over time, or may decrease if overall demand for AI is impacted by a lack of further technological development. If we are unable to keep up with the changing AI landscape or in developing services to meet our customers’ evolving AI needs, or if the AI landscape does not develop to the extent we or our customers expect, our business, operating results, financial condition, and future prospects may be adversely impacted.

Additionally, we may incur significant costs and experience significant delays in developing new solutions and services or enhancing our current platform to adapt to the changing AI landscape, and may not achieve a return on investment or capitalize on the opportunities presented by demand for AI solutions. Moreover, while AI adoption is likely to continue and may accelerate, the long-term trajectory of this technological trend is uncertain. Further, market acceptance, understanding, and valuation of solutions and services that incorporate AI technologies are uncertain and the perceived value of AI Technologies used and/or provided by our customers could be inaccurate. If AI is not broadly adopted by enterprises to the extent we expect, or if new use cases do not arise, then our opportunity may be smaller than we expect. Further, if the consumer perception and perceived value of AI Technologies is inaccurate this could have a material adverse effect on our customers, which in turn could have a material adverse effect on our business, operating results, financial condition, and future prospects.

Concerns relating to the responsible use by our customers of new and evolving technologies, such as AI, which are supported by our platform, may result in collateral reputational harm to us. AI may pose emerging ethical issues and if our platform enables customer solutions that draw controversy due to their perceived or actual impact on society, we may experience brand or reputational harm, competitive harm, or legal liability.

Furthermore, the rapid pace of innovation in the field of AI has led to developing and evolving regulatory frameworks globally, which are expected to become increasingly complex as AI continues to evolve. Regulators and lawmakers around the world have started proposing and adopting, or are currently considering, regulations and guidance specifically on the use of AI. Regulations related to AI Technologies have been introduced in the United States at the federal level and are also enacted and advancing at the state level. Additional regulations may impact our customers’ ability to develop, use and commercialize AI Technologies, which would impact demand for our platform, solutions, and services and may affect our business, operating results, financial condition, and future prospects.

AI and related industries, including cloud services, are under increasing scrutiny from regulators due to their concerns about market concentration, anti-competitive practices, and the pace of partnerships and acquisitions involving generative AI startups. As the industry continues to grow, transactions and business conduct will likely continue to draw scrutiny from regulators. Our customers may become subject to further AI regulations, including any restrictions on the total consumption of compute technology, which could cause a delay or impediment to the commercialization of AI technology and could lead to a decrease in demand for our customers’ AI infrastructure, and may adversely affect our business, operating results, financial condition, and future prospects.

WhiteFiber operates in a capital-intensive industry and is subject to capital market and interest rate risks.

WhiteFiber’s operations require significant capital investment to purchase and maintain the property and equipment required to provide specialized infrastructures to support generative AI work streams. In addition, WhiteFiber’s operations include a significant level of fixed and semi-fixed costs. Consequently, WhiteFiber will rely on capital markets, as sources of liquidity for capital requirements for growth. If WhiteFiber is unable to access capital at competitive rates, the ability to implement business plans, make capital expenditures or pursue acquisitions it would otherwise rely on for future, growth may be adversely affected. For example, without obtaining additional debt financing, WhiteFiber will not have sufficient funds to retrofit NC-1 into a HPC data center or achieve its estimated 99 MW (gross) of total HPC data center capacity by May 2029 and other growth strategies. Market disruptions may increase the cost of borrowing or adversely affect WhiteFiber’s ability to access one or more financial markets. Such market disruptions could include:

●	a significant economic downturn;

●	the financial distress of unrelated industry leaders in the same line of business;

●	deterioration in capital market conditions;

●	turmoil in the financial services industry;

●	volatility in GPU prices;

●	terrorist attacks;

●	war; or

●	cyberattacks.

If we raise additional equity financing, our shareholders may experience significant dilution of their ownership interests, and the per share value of our ordinary shares could decline. Furthermore, if we engage in debt financing, the holders of debt will have priority over the holders of our ordinary shares on order of payment preference. We may be required to accept terms that restrict or limit our ability to, among other things:

●	pay cash dividends to our shareholders, subject to certain limited exceptions;

●	redeem or repurchase our ordinary shares or other equity;

●	incur additional indebtedness;

●	permit liens on assets;

●	make certain investments (including through the acquisition of stock, shares, partnership or limited liability company interests, any loan, advance or capital contribution);

●	sell, lease, license, lend or otherwise convey an interest in a material portion of our assets; and

●	sell or otherwise issue ordinary shares or other share capital subject to certain limited exceptions.

These restrictions may limit our ability to obtain additional financing, withstand downturns in our business or take advantage of business opportunities.

If one of our customers were to obtain exclusive rights to open source technologies that we employ across our businesses, our ability to realize significant operating efficiencies could be jeopardized.

Our business model leverages our ability to share significant open source technological innovations across cloud services, our data centers and customers. If one of our customers were to obtain exclusive rights to what are now open source technologies we employ across our businesses, we could be limited in obtaining essential supplies at competitive costs and sharing research and development costs across our businesses. As a result, our ability to realize significant operating efficiencies by modifying our existing or new data centers utilizing these technologies and our ability to serve all our customers could be jeopardized, which could materially adversely affect our business, results of operations and future prospects.

We may be vulnerable to physical security breaches, which could disrupt our operations and have a material adverse effect on our business, financial condition and results of operations.

A party who is able to compromise the physical security measures protecting our facilities could cause interruptions or malfunctions in our operations and misappropriate our property or the property of our customers. As we provide assurances to our customers that we provide the highest level of security, such a compromise could be particularly harmful to our brand and reputation. We may be required to expend significant capital and resources to protect against such threats or to alleviate problems caused by breaches in security. As techniques used to breach security change frequently and are often not recognized until launched against a target, we may not be able to implement new security measures in a timely manner or, if and when implemented, we may not be certain whether these measures could be circumvented. Any breaches that may occur could expose us to increased risk of lawsuits, regulatory penalties, loss of existing or potential customers, harm to our reputation and increases in our security costs, which could have a material adverse effect on our business, financial condition and results of operations.

Supply chain disruptions may adversely affect WhiteFiber’s new project development.

WhiteFiber is a provider of GPUs compute and purchases NVIDA H100, H200, B200, GB200 servers, as well as other servers, through OEMS, for example, Super Micro Computer Inc®, Dell, and Hewlett Packard Enterprise. Disruptions, shortages or delays in WhiteFiber’s ability to source GPUs and price increases from suppliers may occur, and adversely affect WhiteFiber’s planned expansions and new project timelines. Any material disruption at WhiteFiber’s facilities or those of its customers or suppliers or otherwise within its supply chain, whether as a result of downtime, work stoppages or facility damage could prevent WhiteFiber from meeting future customer demands or expected timelines, require it to incur unplanned capital expenditures, or cause other material disruptions to its operations, any of which could have a material adverse effect on WhiteFiber’s future operations, financial position and cash flows. Further, supply chain disruptions can occur from events out of WhiteFiber’s control, such as environmental incidents or other catastrophes.

We have an evolving business model which is subject to various uncertainties.

As cloud services and WhiteFiber data centers become more widely available, we expect the services and products associated with them to evolve. In order to stay current with the industry, our business model requires us to evolve as well. From time to time, we have modified and will continue to modify aspects of our business model relating to our strategy. We cannot offer any assurance that these or any other modifications will be successful or will not result in harm to our business. We may not be able to manage growth effectively, which could damage our reputation, limit our growth and negatively affect our operating results. Further, as the markets in which we operate continue to evolve, new market participants have emerged and may continue to emerge and this may require us to further evaluate our business model and products and services. We cannot provide any assurance that we will successfully identify all emerging trends and growth opportunities in this business sector, and we may lose out on those opportunities. Such circumstances could have a material adverse effect on our business, prospects or operations.

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

Risks Related to the Geopolitical Uncertainty

Changes in tariffs or import restrictions could have a material adverse effect on our business, financial condition and results of operations.

The U.S. government has adopted new approaches to trade policy and in some cases, may renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. The U.S. government has also imposed tariffs on certain foreign goods and has raised the possibility of imposing significant, additional tariff increases or expanding the tariffs to capture other countries and types of foreign goods. Because WhiteFiber is developing data centers in Canada and the United States, the imposition of tariffs on imports between these countries or from other countries, such as a 50% tariff on copper imports announced in July 2025 by the U.S. government, could materially impact the cost, timeline, and feasibility of our projects. Tariffs imposed by the U.S. on imports from Mexico and Canada or from other countries, as well as reciprocal tariffs imposed by such countries on U.S. goods, could increase WhiteFiber’s costs for key construction materials, specialized equipment, and labor, potentially delaying deployments and reducing profitability.

Data center construction relies heavily on steel, aluminum, copper, electrical components and HVAC systems, some of which the Company is sourcing from Mexico and Canada. The tariffs the U.S. has imposed, or has considered imposing, on Canadian steel, aluminum and copper imports, are expected to increase the cost of WhiteFiber’s potential projects in the U.S. Similarly, if Canada imposes reciprocal tariffs on U.S. exports, WhiteFiber’s projects in Canada could see cost increases for imported power infrastructure, networking hardware, and construction equipment.

Additionally, several transformers, battery storage systems, and cooling systems used in our North American data centers are manufactured in or pass through Mexico. If the U.S. imposes new or additional tariffs on Mexican-manufactured electrical equipment, this could create supply chain bottlenecks and increase capital expenditures for both U.S. and Canadian facilities. Likewise, trade restrictions on Canadian-manufactured networking equipment or semiconductors would disrupt supply availability for our potential projects in the U.S.

Tariffs and trade tensions between the U.S., Mexico, and Canada could also indirectly impact the availability and cost of skilled labor. Many specialized contractors for data center construction, electrical work, and mechanical systems operate across borders. Increased trade friction could reduce labor mobility, increase wages, or limit access to essential expertise, slowing project execution.

Such higher costs for critical data center components, potential disruptions to equipment supply chains and labor and cross-border workforce challenges could have material adverse effects on our business, financial condition and results of operations.

Additionally, if tariffs increase the cost of building and operating data centers in the U.S. and Canada, our customers, hyperscalers and cloud providers, may shift expansion plans to more cost-effective regions, such as Europe or Asia. This could negatively impact short-term and long-term demand for WhiteFiber’s colocation and infrastructure services.

Finally, in response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange, and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets, which could in turn have a material adverse impact on our business, financial condition and results of operations.

Uncertainty in the global economy and instability within international relations, including changes in governmental policies relating to technology, and any potential downturn in the semiconductor and electronics industries, may negatively impact our business.

There is inherent risk, based on the complex relationships between certain countries and within regions, that political, diplomatic or military events could result in trade disruptions and other disruptions in the markets and industries we serve and our supply chain. For example, the ongoing geopolitical and economic uncertainty between the U.S. and China, the unknown impact of current and future U.S. and Chinese trade regulations, and geopolitical risks between the U.S, Canada, where our data centers are located, between the U.S. and Mexico, where certain components are supplied, or between China and Taiwan where chips are manufactured, could, directly or indirectly, materially harm our business, financial condition and results of operations.

While overall semiconductor supply conditions have improved, we continue to monitor potential availability constraints for high-performance GPUs and related hardware, which may affect the timing of future deployments in our cloud services business.

Furthermore, political or economic conflicts between various global actors, and responsive measures that have been taken and could be taken in the future, have created and can further create significant global economic uncertainty that could prolong or expand such conflicts, which could have a lasting impact on regional and global economies and harm our business and operating results.

WhiteFiber has a very limited history of operating as an independent, public company, and its historical financial information is not necessarily representative of the results that it would have achieved as a separate, publicly traded company and may not be a reliable indicator of its future results.

The historical information of WhiteFiber in its public filings refers to its businesses as operated by and integrated with Bit Digital, Inc. (“Bit Digital”) prior to WhiteFiber’s October 2024 acquisition of Enovum. The historical financial information of WhiteFiber included in such filings are derived from the combined financial statements and accounting records of Bit Digital and WhiteFiber AI, Inc. and its combined subsidiaries. Accordingly, the historical financial information included in such filings does not necessarily reflect the financial condition, results of operations and cash flows that WhiteFiber would have achieved as a separate, publicly traded company during the periods presented nor those that WhiteFiber will achieve in the future, primarily as a result of the factors described below:

●	Prior to its initial public offering, WhiteFiber’s business had been operated by Bit Digital as part of its broader corporate organization, rather than as an independent company, and Bit Digital or one of its affiliates performed certain corporate functions for WhiteFiber. WhiteFiber’s historical financial results reflect allocations of corporate expenses from Bit Digital for such functions and are likely to be less than the expenses WhiteFiber would have incurred had it operated as a separate publicly traded company.

●	Historically, WhiteFiber shared economies of scope and scale in costs, employees and vendor relationships. Although WhiteFiber has entered into a transition services agreement (the “Transition Services Agreement”) with Bit Digital, these arrangements may not retain or fully capture the benefits that WhiteFiber has enjoyed as a result of being integrated with Bit Digital and may result in it paying higher charges than in the past for these services. This could have a material adverse effect on WhiteFiber’s business, financial position, results of operations and cash flows following the completion of the distribution.

●	Generally, WhiteFiber’s working capital requirements and capital for its general corporate purposes, including acquisitions and capital expenditures, have in the past been satisfied as part of the corporate wide cash management policies of Bit Digital. Following the completion of its initial public offering, WhiteFiber’s results of operations and cash flows are likely to be more volatile, and it may need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities, or a combination of both, strategic relationships or other arrangements, which may or may not be available and may be more costly.

●	WhiteFiber’s historical financial information does not reflect any debt that it may incur in the future.

●	As a public company, WhiteFiber is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act and the Dodd-Frank Act and is required to prepare its financial statements according to the rules and regulations required by the SEC. Complying with these requirements could result in significant costs and require WhiteFiber to divert substantial resources, including management time, from other activities.

Other significant changes may occur in WhiteFiber’s cost structure, management, financing and business operations as a result of operating as a company separate from Bit Digital.

WhiteFiber or Bit Digital may fail to perform under the Transition Services Agreement or WhiteFiber may fail to have necessary systems and services in place when the transition services agreement expires.

On July 30, 2025, prior to the consummation of its initial public offering, WhiteFiber and Bit Digital entered into the Transition Services Agreement pursuant to which Bit Digital will provide certain services to WhiteFiber, on a transitional basis. The Transition Services Agreement provides for the performance of certain services by Bit Digital for the benefit of WhiteFiber, or in some cases certain services provided by WhiteFiber for the benefit of Bit Digital, for a limited period of time after its initial public offering. WhiteFiber will rely on Bit Digital to satisfy its obligations under this agreement. If Bit Digital is unable to satisfy its obligations under this agreement, WhiteFiber could incur operational difficulties or losses. If WhiteFiber does not have agreements with other providers of these services once certain transaction agreements expire or terminate, WhiteFiber may not be able to operate its business effectively, which may have a material adverse effect on its financial position, results of operations and cash flows.

WhiteFiber’s inability to resolve favorably any disputes that arise between WhiteFiber and Bit Digital with respect to their past and ongoing relationships including potential conflicts of interests among management may adversely affect WhiteFiber’s operating results.

Certain key management and directors of both Bit Digital and WhiteFiber hold the same or similar positions in both companies. Those positions and their ownership of Bit Digital securities could create, or appear to create, potential conflicts of interest when WhiteFiber’s management and directors and Bit Digital’s management and directors face decisions that could have different implications for Bit Digital and WhiteFiber. Disputes may arise between WhiteFiber and Bit Digital in a number of areas relating to the various transaction agreements, including:

●	labor, tax, employee benefit, indemnification and other matters arising from WhiteFiber’s separation from Bit Digital;

●	employee retention and recruiting;

●	business combinations involving WhiteFiber; and

●	the nature, quality and pricing of services that WhiteFiber and Bit Digital have agreed to provide each other.

WhiteFiber may not be able to resolve potential conflicts, and even if it does, the resolution may be less favorable than if it were dealing with an unaffiliated party.

The agreements WhiteFiber enters into with Bit Digital may be amended upon agreement between the parties. While WhiteFiber is controlled by Bit Digital, it may not have the leverage to negotiate amendments to these agreements if required on terms as favorable to it as those it would negotiate with an unaffiliated third party.

As an independent, publicly traded company, WhiteFiber may not enjoy the same benefits that its subsidiaries did as subsidiaries of Bit Digital.

Historically, WhiteFiber’s business has been operated through subsidiaries of Bit Digital, and Bit Digital performed substantially all the corporate functions for their operations, including managing financial and human resources systems, internal auditing, investor relations, treasury services, financial reporting, finance and tax administration, benefits administration, legal, and regulatory functions.

Bit Digital provides support to WhiteFiber with respect to certain of these functions on a transitional basis. WhiteFiber will then need to replicate certain facilities, systems, infrastructure and personnel to which it will no longer have access after the distribution and will likely incur capital and other costs associated with developing and implementing its own support functions in these areas. Such costs could be material.

As an independent, publicly traded company, WhiteFiber may be more susceptible to market fluctuations and other adverse events than it would have been, were it still a part of Bit Digital. As part of Bit Digital, WhiteFiber has been able to enjoy certain benefits from Bit Digital’s operating diversity and available capital for investments.

As an independent, publicly traded company, WhiteFiber does not have similar operating diversity and may not have similar access to capital markets, which could have a material adverse effect on its financial position, results of operations and cash flows.

WhiteFiber could experience temporary interruptions in business operations and incur additional costs as it further develops information technology infrastructure and transitions its data to its stand-alone systems.

WhiteFiber is in the process of preparing information technology infrastructure and systems to support its critical business functions, including accounting and reporting, in order to replace many of the systems and functions Bit Digital has provided. WhiteFiber may experience temporary interruptions in business operations if it cannot transition effectively to its own stand-alone systems and functions, which could disrupt its business operations and have a material adverse effect on profitability. In addition, WhiteFiber’s costs for the operation of these systems may be higher than the amounts reflected in the combined financial statements.

Risks Involving Intellectual Property

We use certain open source technology in our business. We may face claims from third parties claiming ownership of, or demanding the release of, the technology and any other intellectual property that we developed using or derived from such open-source technology.

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

We intend to continue to use open source technology in the future. There is a risk that open source technology licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to offer our products. By the terms of certain open source licenses, if we combine our proprietary software with open source software in a certain manner, we could be required to release the source code of our proprietary software and make our proprietary software available under open source licenses. Open source licensors may also decide to change the conditions on which they make their open-source technology available for our use. Additionally, we may face claims from third parties claiming ownership of, or demanding the public release or free license of, the technology and any other intellectual property that it developed using or derived from such open source technology. The terms of many open source licenses have not been interpreted by United States courts. There is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our services. These claims could result in litigation and could require that we make our technology freely available, purchase a costly license or cease offering the implicated products or services unless and until we can re-engineer them to avoid infringement. This re-engineering process could require significant technology and product development resources, and we may not be able to complete the process successfully. Failure to adequately manage these risks could result in operational disruptions, legal liabilities, and adverse impacts on our business, results of operations, and financial condition.

We rely upon licenses of third-party intellectual property rights and may be unable to protect our software code.

We actively use specific hardware and software for our cloud services and colocation data center operations. In certain cases, source code and other software assets may be subject to an open source license, as much technology development underway in this sector is open source. For these works, the Company intends to adhere to the terms of any license agreements that may be in place.

We do not currently own, and do not have any current plans to seek, any patents in connection with our existing and planned operations. We rely upon trade secrets, trademarks, service marks, trade names, copyrights and other intellectual property rights and expect to license the use of intellectual property rights owned and controlled by others. In addition, we have developed and may further develop certain software applications for purposes of our operations. Our open source licenses may not afford us the protection we need to protect our intellectual property.

Our internal systems rely on software that is highly technical, and, if it contains undetected errors, our business could be adversely affected.

Our internal systems rely on software that is highly technical and complex. In addition, our internal systems depend on the ability of such software to store, retrieve, process and manage immense amounts of data. The software on which we rely has contained, and may now or in the future contain, undetected errors or bugs. Some errors may only be discovered after the code has been released for external or internal use. Any errors, bugs or defects discovered in the software on which we rely could result in harm to our reputation, or liability for damages, any of which could adversely affect our business, results of operations and financial conditions.

We do not have any patents protecting our intellectual property and may not be able to prevent others from unauthorized use of our intellectual property, which could harm our business and competitive position.

We regard trademarks, domain names, know-how, proprietary technologies and similar intellectual property as critical to our success, and we rely on a combination of intellectual property laws and contractual arrangements, including confidentiality and non-compete agreements with our directors, officers and executive employees, to protect our proprietary rights. However, we do not have any non-compete agreements with our non-executive employees, nor do we have any patents protecting our intellectual property. Thus, we cannot assure you that any of our intellectual property rights would not be challenged, invalidated, circumvented or misappropriated, or such intellectual property will be sufficient to provide us with competitive advantages. In addition, because of the rapid pace of technological change in our industry, parts of our business rely on technologies developed or licensed by third parties, and we may not be able to obtain or continue to obtain licenses and technologies from these third parties on reasonable terms, or at all.

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

We may be subject to intellectual property infringement claims, which may be expensive to defend and may disrupt our business and operations.

We cannot be certain that our operations or any aspects of our business do not or will not infringe upon or otherwise violate trademarks, patents, copyrights, know-how or other intellectual property rights held by third parties. We may be, from time to time in the future, subject to legal proceedings and claims relating to the intellectual property rights of others. In addition, there may be third-party trademarks, patents, copyrights, know-how or other intellectual property rights that are infringed by our products, services or other aspects of our business without our awareness. Holders of such intellectual property rights may seek to enforce such intellectual property rights against us in China, the United States or other jurisdictions. If any third-party infringement claims are brought against us, we may be forced to divert management’s time and other resources from our business and operations to defend against these claims, regardless of their merits. If we were found to have violated the intellectual property rights of others, we may be subject to liability for our infringement activities or may be prohibited from using such intellectual property, and we may incur licensing fees or be forced to develop alternatives of our own. Moreover, the intellectual property ownership and license rights, including copyright, surrounding AI technologies has not been fully addressed by courts or laws or regulations, and the use or adoption of AI technologies into our offerings may result in exposure to claims of copyright infringement or other intellectual property misappropriation. As a result, our business and results of operations may be materially and adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, nor did the Company during such fiscal quarter adopt or terminate any “Rule 10b5-1 trading arrangement.”

Item 6. Exhibits.

(a) Exhibits.

Exhibit No.	Document Description

3.1	Certificate of Incorporation, as amended(1)

3.2	Amended and Restated Memorandum of Association(2)

3.3	Amended and Restated Articles of Association(3)

3.4	Director’s Certificate dated April 30, 2021Creating Preference Shares(4)

3.5	Director’s Certificate dated September 25, 2025 increasing authorized share capital(5)

4.1	Indenture, dated October 2, 2025, by and between Bit Digital, Inc. and U.S. Bank Trust Company, National Association, as Trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 2, 2025).

4.2	First Supplemental Indenture, dated as of October 2, 2025, between Bit Digital, Inc. and U.S. Bank Trust Company, National Association, as Trustee (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on October 2, 2025).

4.3	Form of 4.00% Convertible Senior Note Due 2030 (Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on October 2, 2025).

10.1	Placement Agent Agreement, dated July 14, 2025, by and between the Company and B. Riley Securities, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 15, 2025).

31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).**

101.SCH	Inline XBRL Taxonomy Extension Schema Document.**

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.**

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.**

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).**

(1)	Incorporated by reference to the Registrant’s Form F-3 Registration Statement filed on August 30, 2021.

(2)	Incorporated by reference to the Registrant’s Proxy Statement on Form 6-K filed with the SEC on June 30, 2022.

(3)	Incorporated by reference to the Registrant’s Form 6-K filed on October 30, 2024.

(4)	Incorporated by reference to the Registrant’s Form 6-K filed on May 18, 2021.

(5)	Incorporated by reference to the Registrant’s Form 8-K filed on September 25, 2025.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bit Digital, Inc.

Date: November 14, 2025	By:	/s/ Sam Tabar
Sam Tabar
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2025	By:	/s/ Erke Huang
Erke Huang
Chief Financial Officer
(Principal Accounting Officer)

Date: November 14, 2025	By:	/s/ Justin Zhu
Justin Zhu
Chief Accounting Officer and Senior Vice President of Finance
(Principal Financial Officer)