Form 10-K
period 2025-12-31
Bit Digital, Inc
filed 2026-03-27
CIK 1710350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from __________ to __________

Commission file number: 001-38421

BIT DIGITAL, INC.
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1606989
(State or other jurisdiction of Company or organization)	(I.R.S. Employer Identification No.)

31 Hudson Yards, Floor 11, New York, NY	10001
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (212) 463-5121

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Ordinary Shares, $0.01 par value	BTBT	The Nasdaq Stock Market LLC

Securities registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
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

State the aggregate market value of the voting and non-voting 278,429,911 ordinary shares held by non-affiliates computed by reference to $2.19, the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $609,761,505 as of June 30, 2025.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 326,577,219 as of March 24, 2026.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

i

FORWARD LOOKING STATEMENTS AND RISK FACTOR SUMMARY

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “could”, “should”, “might”, “Target”, “potential”, “goal”, “objective”, “seek”, “would,” “will be,” “will continue,” “will likely result,” and similar expressions, among others.

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

The principal risks that could materially and adversely affect us include, among others, the following, grouped by category for ease of reference:

●	General Risks: History of operating losses; joint ventures and other business transactions; and loss of management and key employees.

●	Digital asset market and network dynamics risks, including treasury holdings: Volatility in ETH and BTC prices; the future development and growth of digital assets; Ethereum-specific market, technology and regulatory developments; and the risks of our digital asset treasury model.

●	Operational and custody risks: Risks of ETH staking and related activities; the risks of ETH scaling; smart contract, bridge, oracles and protocol vulnerabilities; market structure and liquidity risks; restaking risks; concentration and governance risks; custodians, staking providers, and validators; failures to securely store and manage currencies; potential theft, loss or destruction of private keys; disruptions in our supply chain; potential losses of personnel; and BTC halving events.

●	Regulatory, legal and policy risks: Extensive evolving U.S. and foreign laws and policies applicable to digital assets, custody, staking, market structure, sanctions/AML, securities and commodities regulation, and tax treatment (including our classification as a PFIC); possible conflicting or extraterritorial regulations potential investigations and litigation.

●	Power and infrastructure risks: Dependence on access to reliable, low-cost electricity and hosting; utility rate structures, curtailments, grid constraints, weather events; environmental and energy policy developments affecting proof-of-work mining.

●

Financing, liquidity capital markets and market access risks: Dilution associated with equity offerings; exchange listing requirements and compliance; constrained access to banking or capital markets for digital asset-related; debt, liens and collateral arrangements.

●	Accounting, financial reporting and internal control risks: Evolving accounting for digital assets and fair value measurements; potential impairment charges; auditor transitions; internal control considerations.

●	Strategic, counterparty and competition risks: Our strategic exposure to ETH; we operate in a highly competitive industry; dependence on a limited number of counterparties.

●	Technology, equipment and supply chain risks: Rapid technological change and equipment obsolescence; dependence on immersion cooling systems and other specialized infrastructure.

●	Cybersecurity, data privacy and intellectual property risks: Cybersecurity incidents may compromise systems; intellectual property disputes or alleged infringements could disrupt our business; accounting for digital assets and fair value measurements; potential impairment charges; auditor transitions; internal control considerations.

The summary above is qualified in its entirety by the more complete Risk Factors section set forth in Item 1A below.

ii

PART I

Item 1 Business

Bit Digital, Inc. (“BTBT” or the “Company” or “We”), is a holding company incorporated on February 17, 2017, under the laws of the Cayman Islands. The Company is a strategic asset company focused on active participation in Ethereum (ETH)-native treasury, staking strategies. Through our majority equity stake in WhiteFiber Inc. (Nasdaq: WYFI), the Company also engages in high performance computing (“HPC”) business, including cloud services and HPC data center services.

On August 8, 2025, WhiteFiber completed its initial public offering (“IPO”) of its ordinary shares. Prior to the consummation of the IPO, the Company entered into a contribution agreement (the “Contribution Agreement”) with WhiteFiber, pursuant to which the Company contributed (the “Contribution”) its HPC business through the transfer of 100% of the capital shares of its cloud services subsidiary, WhiteFiber AI, Inc. and its wholly-owned subsidiaries WhiteFiber HPC, Inc., WhiteFiber Canada, Inc., WhiteFiber Japan G.K. and WhiteFiber Iceland, ehf, to WhiteFiber in exchange for 27,043,749 ordinary shares of WhiteFiber (the “Reorganization”). Pursuant to the Contribution Agreement, the transfer was be accounted for as a common control transaction immediately prior to the IPO. The Contribution became effective on August 6, 2025, when the registration statement on Form S-1, as amended (File No. 333-288650), of WhiteFiber was declared effective by the SEC. WhiteFiber AI became a wholly-owned subsidiary of WhiteFiber and the Company became the direct shareholder of WhiteFiber after the Reorganization. As of the date of this Form 10-K, the Company owns approximately 70.5% of WhiteFiber.

On August 17, 2023, WhiteFiber Iceland ehf (f/k/a Bit Digital Iceland ehf) was incorporated by a third party on August 17, 2023 under the name Bit Digital Iceland ehf. WhiteFiber Iceland’s directly and wholly-owned by WhiteFiber AI, is classified as a “controlled foreign corporation” for U.S. Federal Income tax purposes and is engaged in cloud services at the data center in Blönduόs Iceland.

On October 19, 2023, the Company incorporated WhiteFiber AI, Inc. (f/k/a Bit Digital AI, Inc) to engage in cloud services for AI applications through its wholly-owned subsidiaries.

On June 27, 2024, WhiteFiber HPC, Inc. (f/k/a Bit Digital HPC, Inc.) (“WF HPC”) was incorporated to support the Company’s cloud services in the United States. WhiteFiber HPC, Inc. is 100% owned by WhiteFiber AI, Inc. which is 100% owned by White Fiber, Inc.

On August 15, 2024, WhiteFiber, Inc. (f/k/a Celer, Inc.) (“WhiteFiber”) was incorporated by Bit Digital to support the Company’s HPC business. WhiteFiber was 100% owned by the Company until August 6, 2025 when the Contribution Agreement became effective.

On October 11, 2024, the Company completed the acquisition of Enovum Data Centers Corp (“Enovum”), a Montreal-based owner, operator, and developer of HPC data centers incorporated on July 13, 2023. Enovum is 100% owned by WhiteFiber through a general partner and a limited partner in a Delaware operating partnership.

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

Our core focus is on driving scalable growth through a diverse range of business streams leveraging and built on top of our core and proven blockchain infrastructure operations. Bit Digital’s operations are that of a strategic asset company, focused on two systems that underpin this shift: economic infrastructure through Ethereum, and intelligence infrastructure through AI compute.

Our Business

Bit Digital is a strategy asset company (SAC) focused on owning productive infrastructure that generates yield, usage and participation, and building operating capabilities around those assets as they compound over time. The Company operates its Ethereum infrastructure through staking and network participation. The Company treats ETH as a productive economic infrastructure, rather than as passive inventory. We actively allocate capital across productive strategic assets. Through our majority ownership in WhiteFiber, we engage in AI compute and data center infrastructure. WhiteFiber provides scalable energy and dense capacity for AI and HPC workloads. Our strategic priority is to build a leading ETH treasury and network participation while integrating AI intelligence infrastructure exposure to position Bit Digital as a premier SAC.

The digital asset business is comprised primarily of two distinct but highly complementary operations: (i) ETH staking (the “ETH Staking Operations”) and (ii) digital asset mining (the “Digital Asset Mining Operations”). In the fourth quarter of 2022, we formally commenced Ethereum staking operations. We purchase and stake ETH to generate protocol-native yield and participate directly in the Ethereum network. Bit Digital allocates capital with a focus on long-duration, foundational infrastructure and disciplined balance sheet management.

In June 2025, the Company announced that it had initiated a strategic transition to become a pure play ETH staking and treasury company. In connection with the transition, the Company has been converting its bitcoin (BTC) holdings into ETH over time and has undertaken a strategic alternatives process for its bitcoin mining operations, which is expected to result in a sale or wind-down, with any net proceeds to be re-deployed into ETH.

Consequently, management reoriented the business to prioritize (i) ETH treasury operations; and (ii) disciplined BTC treasury management while winding down proprietary self-mining exposure and deferring new site buildouts.

Our business integrates (i) a digital asset treasury anchored in ETH with (ii) an operating platform historically focused on BTC mining and hosting and (iii) HPC infostructure operated by White Fiber. We seek to accumulate and hold ETH on a long-term basis within a disciplined treasury framework, and we may participate in staking or staking-adjacent activities where risk-adjusted returns, liquidity and regulatory considerations are acceptable. We maintain flexibility to mine or hold BTC when market economics are attractive. We prioritize robust custody, cybersecurity, segregation of duties and counterparty oversight, and we evaluate opportunities in ETH-adjacent services—including advisory—consistent with an asset-light operating model.

ETH Treasury Strategy

Starting in 2022, the Company has accumulated and held ETH on a long-term basis, implementing controls over custody, counterparty exposure, and liquidity. Our strategy focuses on pursuing opportunities to increase the amount of ETH in the treasury, including through staking, restaking, liquid staking and other decentralized finance activities. The Company may deploy ETH into staking or other yield-generative protocols where risk-adjusted returns, liquidity and regulatory considerations are acceptable. We believe ETH’s role as a programmable settlement asset and its network-driven cash flows create a compelling long-term investment thesis. Over the course of 2025, we accumulated ETH at a measured cost basis and built operational capabilities around staking and network participation. As of December 31, 2025, Bit Digital held over 150,000 ETH, the majority of which is staked, generating protocol-native rewards while maintaining liquidity and institutional custody standards.

The key drivers of our results include (i) ETH market conditions, which affect the value of our holdings and the economics of any staking or staking-adjacent activities; (ii) client demand for Ethereum-adjacent services, including advisory; (iii) security, custody and compliance expenditures necessary to support institutional-grade treasury operations; and (iv) access to capital to opportunistically acquire ETH and invest in enabling infrastructure.

Treasury and yield framework. Our objective is to grow our net ETH position over time, subject to risk and liquidity constraints. We evaluate staking and related mechanisms based on security, liquidity, counterparty and regulatory profiles. We expect staking yields to evolve with validator participation rates, protocol parameters and market conditions. Where we deploy ETH to staking or analogous activities, we intend to size exposures conservatively, prioritize best-in-class custody and validator operations (including multi-client diversity and performance monitoring), and maintain appropriate unencumbered liquidity to meet corporate needs. We may rebalance or unwind positions in response to changes in risk, reward, or regulatory context.

Operating expenditures and investment priorities. As an ETH-focused company, we have experienced a mix shift in operating expenses toward cybersecurity, custody, treasury operations, compliance and technology enablement for advisory and analytics. Capital expenditures have been modest relative to our prior mining-centric model. We intend to maintain a flexible cost structure aligned with services activity and treasury scale.

Key trends and uncertainties. We are monitoring (i) protocol upgrades on Ethereum’s roadmap and their implications for staking yields, fee markets and network security; (ii) growth in L2 activity and cross-chain interoperability; (iii) institutional adoption trends, including tokenization initiatives and regulated market-structure developments; (iv) availability and terms of regulated custodial services; and (v) evolving U.S. and non-U.S. regulatory frameworks applicable to digital assets and staking.

Liquidity considerations. Our liquidity planning considers ETH price volatility, potential impairment charges under applicable accounting policies, the liquidity profile of any staked positions and our ability to access capital markets through our shelf registration and at-the-market program. We intend to maintain sufficient liquidity to support operations, regulatory compliance, and security investments, while seeking opportunities to increase ETH holdings when market conditions are attractive.

Known events reasonably likely to affect future results. Our future results may be materially affected by changes in ETH prices and staking economics; regulatory developments pertaining to ETH, staking and custody; counterparty or custodian developments; cybersecurity investments and events; and market structure changes affecting liquidity and capital access for digital-asset issuers.

ETH Staking Operations

The Company commenced Ethereum staking activities in the fourth quarter of 2022. Through these activities, the Company participates in the Ethereum proof-of-stake (“PoS”) network by staking its own ETH holdings through third-party validator operators.

Under the Ethereum PoS consensus mechanism, participants may commit ETH to validator nodes in order to support the validation of transactions and the addition of new blocks to the Ethereum blockchain. In return for participating in this validation process, participants may earn protocol-based staking rewards.

The Company does not operate its own validator nodes. Instead, the Company delegates its ETH to independent third-party validators who operate the infrastructure required to participate in the Ethereum network. These validator operators perform the technical validation functions required by the protocol, including transaction verification and block proposal and attestation.

Delegation of ETH for staking purposes is a non-custodial process in which the Company retains ownership of its ETH while the validator operator performs the validation services. The Ethereum protocol automatically distributes staking rewards generated from validated blocks in accordance with the network rules.

Through this model, the Company is able to participate in network validation and earn staking rewards on its ETH holdings without directly operating validator infrastructure.

Beginning in January 2024, the Company transitioned its native Ethereum staking operations to Figment, an institutional-grade staking infrastructure provider with a strong institutional client base, established operating track record, and a focus on security and validator performance. As of December 31, 2025, the Company conducted its staking operations exclusively on the Ethereum network through Figment. The Company’s staking strategy is focused solely on native Ethereum staking and does not include staking activities on other blockchain networks or participation in liquid staking arrangements. As of December 31, 2025, the Company had approximately 138,263 ETH actively staked through Figment. Cumulative staking rewards were approximately 2,442.9 ETH, of which approximately 2,366.8 ETH had been paid and approximately 76.1 ETH remained pending. The Company believes this operating model streamlines staking operations, enhances operational oversight, and provides direct exposure to Ethereum staking rewards through a single institutional service provider.

We started participating in liquid staking via Liquid Collective protocol on the Coinbase platform in the first quarter of 2023. Liquid staking allows participants to achieve greater capital efficiency by utilizing their staked ETH as collateral and trading their staked ETH tokens on the secondary market. In the first quarter of 2024, we reclaimed all the liquid staked ETH from Liquid Collective protocol. In July 2025, we resumed liquid staking through the Liquid Collective protocol with 5,120 ETH. This approach provides flexibility to engage in both staking and restaking through a broader range of strategies and platforms. Subsequently, we ceased our liquid staking activities with Liquid Collective protocol in October 2025.

ETH and the ETH Ecosystem

Ethereum is a decentralized, open-source blockchain network enabling programmable smart contracts and decentralized applications. ETH is the native digital asset of the Ethereum network and is used as the unit of account to pay for transaction fees (“gas”), validator rewards, and computation. Since its launch in 2015, Ethereum has become the leading programmable settlement layer for decentralized finance, tokenization, and digital assets infrastructure, and it is the second-largest blockchain by market capitalization. Following Ethereum’s transition to proof-of-stake consensus in September 2022, the network’s energy consumption declined materially and a validator-based system for securing the network and earning staking rewards was introduced.

BTBT believes that the growth and maturation of the Ethereum ecosystem has direct implications for our business model, which integrates (i) an ETH-anchored corporate treasury focused on disciplined accumulation and risk-managed yield generation, and (ii) a capital-light operating platform providing Ethereum-adjacent services. BTBT views the following Ethereum ecosystem developments as particularly relevant to our long-term strategy:

●	Network scale and usage. Ethereum’s utility as a programmable settlement layer supports a broad and diversifying set of use cases, including decentralized exchanges, lending/borrowing protocols, payment rails, identity and credentialing systems, gaming, real-world asset tokenization, and enterprise blockchain initiatives. We believe continued growth in on-chain activity, measured by transactions, users, total value locked, active addresses, and L2 throughput, contributes to Ethereum’s network effects and long-term demand for ETH as a utility asset. In our view, higher ETH usage over the long term may correlate with increased demand for ETH balances to pay for gas, provide liquidity, and post collateral.

●	Proof-of-stake economics and validator infrastructure. Under proof-of-stake, ETH can be staked to help secure the network and earn protocol rewards, subject to slashing and other performance risks. As staking participation, validator efficiency, and protocol parameters evolve, we expect market yields to adjust. We believe disciplined, security-first staking and custody practices are a core competency for an institutional ETH treasury. We may also selectively participate in risk-adjusted yield opportunities that are consistent with our liquidity, compliance, and counterparty frameworks.

●	Scaling via rollups and Layer 2 networks. The Ethereum roadmap contemplates scaling through rollups and Layer 2 (“L2”) solutions that bundle transactions and settle them on ETH. Increased throughput at lower per-transaction costs may broaden addressable use cases and drive user adoption. We expect L2 growth to expand the universe of Ethereum-adjacent services—such as tooling, analytics, governance advisory, and treasuries—that are relevant to our advisory and services offerings.

●	Tokenization and institutional adoption. Financial institutions and enterprises continue to explore or pilot tokenization of traditional instruments (such as funds, treasuries, credit, and private assets) and on-chain settlement workflows. We believe tokenization and related market-structure innovations could increase institutional engagement with ETH, deepen liquidity, and broaden opportunities for regulated custody, treasury operations, and compliance-aligned yield solutions.

●	Security, client protection, and compliance infrastructure. Institutional adoption requires robust custody, cybersecurity, and compliance controls. Our treasury operations prioritize multi-layer key management, segregation of duties, and independent oversight of custodians and counterparties. We believe investments in cybersecurity and governance are essential to supporting our ETH strategy and services.

●	Alignment with our ETH Treasury Strategy. We seek to grow total ETH holdings over time and to manage our treasury to balance security, liquidity, and risk-adjusted returns. We may stake ETH to earn rewards and, as appropriate, evaluate participation in related mechanisms (including liquid staking, restaking, or validator strategies) where we determine the risk-return and liquidity align with our policies and applicable law. We expect our ETH focus to influence capital allocation, risk management, product development, and service offerings across our business (the “ETH Treasury Strategy”)

It is our belief that our public-company governance, treasury discipline, and operating experience in digital asset infrastructure position us to benefit from long-term Ethereum ecosystem growth. However, ETH prices, staking economics, protocol changes, regulatory developments, market structure conditions, and security risks are volatile and uncertain and could materially affect our strategy and results of operations.

Blockchain Infrastructure

Our blockchain infrastructure entails operating validator nodes (on various PoS and dPoS-based blockchain networks. In connection with the validation of transactions occurring on those blockchain networks, BTBT stakes (or “delegates”) blockchain-based crypto assets native to those blockchains networks (“native crypto assets”) to earn staking rewards.

PoS blockchain infrastructure is akin to Bitcoin’s proof-of-work (“PoW”) mining consensus mechanism but differs in a few key ways. PoW is a consensus mechanism that requires nodes to dedicate computational resources to validate transactions on a blockchain. In PoW, miners use energy-consuming computers to do “work,” and they are rewarded with crypto assets for validating transactions on the blockchain. The reward is comprised of transaction fees and crypto assets. Conversely, PoS is a consensus mechanism that requires validator nodes to dedicate financial resources in the form of crypto assets, which are staked to participate in the consensus algorithm. Validators, the equivalent of miners in PoW networks, operate nodes and validate transactions on the blockchain. Validators are rewarded in crypto assets for aligning behavior with the rules of the algorithm.

We primarily earn crypto assets through the operation of our non-custodial validator nodes, with the intention of enhancing our production of crypto assets in various blockchain networks. While we have no formal policy, our primary objective is to hold and re-stake these earned crypto assets for network security and additional production opportunities, we may, on occasion, sell a portion for cash to meet operational needs. Our primary cryptocurrency exchange is Coinbase; however, we also have basic accounts with multiple alternative cryptocurrency exchanges and OTC desks. As of the filing date, we have no exclusive agreements with any cryptocurrency exchanges, nor do we maintain margin or other type accounts that could create additional liability for the Company. Our approach to our crypto asset holdings remains adaptable to evolving market conditions and operational requirements.

Custody and Key Storage

We safeguard and keep private our digital assets, including the ETH that we stake, by utilizing custodian solutions provided by Cactus Custody and Fireblocks, which requires multi-factor authentication. While we are confident in the security of our digital assets held by Cactus Custody and Fireblocks, given the broader market conditions, there can be no assurances that other digital asset market participants, including Cactus Custody and Fireblocks as our custodian, will not ultimately be impacted. We continue to monitor the digital assets industry as a whole, although it is not possible at this time to predict all of the risks stemming from these events that may result to us, our services providers, our counterparties, and the broader industry as a whole.

The Company currently does not maintain any insurance policies that provide coverage for potential losses of crypto assets in cases of theft, lost keys, or any other events that might lead to the loss of private keys or crypto assets held within our secure digital wallets.

As of December 31, 2025, our combined digital asset holdings totaled approximately $415 million, consisting primarily of ETH, along with a smaller BTC position, and cash totaled $118 million.

BTC Exposure

While the Company is converting its BTC holdings into ETH over time, it has commenced a strategic alternatives process for its bitcoin mining operations during 2025, with any net proceeds to be re-deployed into ETH, the Company also intends to maintain flexibility to mine or hold BTC when market economics and risk-reward profiles are attractive. Our management has not set a specific target for the amount of BTC we seek to hold and will continue to monitor market conditions to determine whether to engage in additional financings to purchase more BTC.

Digital Asset Mining Operations

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

We operate our mining assets with the primary intent of accumulating digital assets which we may sell for fiat currency from time to time depending on market conditions and management’s determination of our cash flow needs, and/or exchange into ETH or USD Coin (“USDC”). Our mining strategy was to mine bitcoins as quickly and as many as possible given the fixed supply of bitcoins. In view of historically long delivery lead times to purchase miners from manufacturers like Bitmain Technologies Limited (“Bitmain”) and MicroBT Electronics Technology Co., Ltd (“MicroBT”), and other considerations, we have chosen to acquire miners on the spot market, which can typically result in delivery within a relatively short time.

We have signed service agreements with third-party hosting partners in North America and Iceland. These partners operate specialized mining data centers, where they install and operate the miners and provide IT consulting, maintenance, and repair work on site for us. Our mining facilities in New York are maintained by Digihost Technologies Inc. (“Digihost”). Our mining facilities in Texas are maintained by Dory Creek, LLC, a subsidiary of Bitdeer Technologies Group (“Bitdeer”) and Digital Energy Partner LLC (“DEP”), which was formerly known as A.R.T Digital. Soluna Computing, Inc. and DVSL ComputeCo, LLC (collectively, “Soluna”) previously maintained our mining facilities in Kentucky and Texas, and GreenBlocks ehf, an Icelandic private limited company (“GreenBlocks”), previously maintained our mining facility in Iceland. The Company’s service agreements partnership with Soluna and GreenBlocks concluded at the end of February 2026.

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

Market Cyclicality

Our results are influenced by digital asset price volatility and transaction activity, all of which fluctuate materially with macroeconomic and regulatory developments. Historically, our business has not exhibited predictable seasonal trends.

Miner Deployments

During the year ended December 31, 2025, we continued to work with our hosting partners to deploy our miners in North America and Iceland.

As of December 31, 2025, the Company’s active hash rate totals approximately 1.5 EH/s, with operations in North America and Iceland.

Power and Hosting Overview

The Company’s subsidiary, Bit Digital Canada, Inc., entered into a Master Mining Services Agreement (MMSA), effective September 1, 2022, for Blockbreakers, Inc. to provide five MW of incremental hosting capacity at its facility in Canada. The facility utilizes an energy source that is primarily hydroelectric.

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

In April 2023, we renewed the co-mining agreement with Digihost, previously executed in June 2021. Pursuant to the terms of the new agreement, Digihost provides certain premises to Bit Digital for the purpose of the operation and storage of an up to 20 MW bitcoin mining system to be delivered by Bit Digital. Digihost also provides services to maintain the premises for a term of two years, automatically renewing for a period of one (1) year. Digihost shall also be entitled to 30% of the net profit generated by the miners. As of December 31, 2025, Digihost provided approximately 6.0 MW of capacity for our miners at their facility.

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

On June 1, 2023, the Company and GreenBlocks entered into the Omnibus Amendment to Loan Documents and Other Agreements (“Omnibus Amendment”). This amendment revised both the Loan Agreement and the Services Agreement previously entered on May 9, 2023. While the core terms remained consistent, notable modifications pertained to the facility size and contracted capacity. Specifically, the facility size was increased from $5 million to $6.7 million. Moreover, GreenBlocks agreed to expand the computation capacity to approximately 10.7 MW. Advances of $6.4 million have been financed by the Company to GreenBlocks.

In May 2025, we amended the Services Agreement with Greenblocks, originally executed in May 2023 and previously amended in June 2023. Pursuant to the terms of the amended agreement, Greenblocks shall provide services to support 8.9 MW of power capacity from March 1, 2025 through April 30, 2025 and 5 MW of computational capacity starting May 1, 2025 through December 31, 2025. The Company will pay power costs of $0.067 per kilowatt hour and a pod fee of $10,000 per pod per month, subject to pro rata adjustment if usage falls below 2 MW. All other provisions of the original agreement and previous appendices remain in effect. The amended terms may be modified by mutual agreement, and either party may terminate with one month’s notice. As of December 31, 2025, GreenBlocks provided approximately 9.1 MW of capacity for our miners at their facility. The Company’s services agreement with GreenBlocks expired in February 2026, and the Company is currently evaluating alternative hosting arrangements for the miners previously deployed at the GreenBlocks facility. As of the date of this report, such miners are in storage.

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

In December 2024, we entered into two additional co-location agreements with Soluna DVSL ComputerCo, LLC. pursuant to which Soluna agreed to provide the Company with up to 11 MW (5.5 MW and 5.5 MW, respectively) at their hosting facility in Silverton, Texas. Both agreements are for one (1) year automatically renewing on a month-to-month basis unless terminated by either party on at least 60 days prior written notice. Soluna shall also be entitled to 35% and 27.5%, respectively, of the net profit generated by the miners. These new agreements bring the Company’s total contracted hosting capacity with Soluna to approximately 17.6 MW. As of December 31, 2025, Soluna provided approximately 10.0 MW of capacity for our miners at their facility. The Company’s services agreements with Soluna expired in February 2026. Following the expiration, the Company relocated approximately 2,050 miners to a third-party hosting facility, and the Company is currently evaluating alternative deployment options for the remaining miners previously hosted by Soluna, which are currently in storage.

In November 2023, we entered into a hosting services agreement, which was amended on March 7, 2024, with Dory Creek, LLC, a subsidiary of Bitdeer Technologies Group (“Bitdeer”), for a term of one year automatically renewing on an annual basis unless terminated by either party by giving a 30-day prior notice to the other Party in writing. Pursuant to the terms of the agreement, Bitdeer provides maintenance and operation services to the Company to support 17.5 MW of capacity. Bitdeer shall also be entitled to 30% of the net profit generated by the miners. the Company shall have the first right, but not obligation, to accept services for any extra capacity under the terms of this Agreement. As of December 31, 2025, Bitdeer provided approximately 15.5 MW of capacity for our miners at their facility.

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

On July 1, 2025, we entered into the first amendment to the hosting service agreement for 13 MW of capacity. The amendment modified the existing agreement, identifying the two facilities that will provide maintenance and operations service to Bit Digital to support 5 MW and 8 MW of capacity. KaboomRacks shall also be entitled to respective 40%, 14.75% and 22.5% of the net profit generated by the miners. As of December 31, 2025, DEP provided approximately 17.1 MW of capacity for our miners at their facility. On November 12, 2025, we received communication regarding a change in the contracting entity under its existing hosting arrangements. Effective immediately, Digital Energy Partners LLC (“DEP”) replaced KaboomRacks as the sole contracting counterparty. Under the updated terms, KaboomRacks will return all deposits previously held by it, and we will remit a one-month deposit related to electricity costs to DEP. In connection with the transition, DEP assumed the remaining portion of the $1.3 million loan, with an outstanding balance of approximately $1.0 million as of December 31, 2025.

In May 2022, our hosting partner Blockfusion advised us that the substation at its Niagara Falls, New York facility was damaged by an explosion and fire, and power was cut off to approximately 2,515 of the Company’s bitcoin miners and approximately 710 ETH miners that had been operating at the site immediately prior to the incident. Prior to the incident, our facility with Blockfusion in Niagara Falls, provided approximately 9.4 MW to power our miners. Power was restored to the facility in September 2022. However, we received a notice dated October 4, 2022 (the “Notice”), from the City of Niagara Falls, which ordered the cease and desist from any cryptocurrency mining or related operations at the facility until such time as Blockfusion complies with Section 1303.2.8 of the City of Niagara Falls Zoning Ordinance (the “Ordinance”), in addition to all other City ordinances and codes. Our service agreement with Blockfusion ended in September 2021. On June 3, 2024, the Company filed suit in Delaware Superior Court against Blockfusion alleging claims for breach of contract, conversion, and related claims in connection with, among other things, certain deposits and advances paid to Blockfusion, the return of which is owed to the Company. The Company is seeking in excess of $4.3 million. On October 22, 2024, Blockfusion denied the Company’s claims and brought reciprocal breach of contract and related counterclaims. Blockfusion filed a motion to dismiss the Company’s Second Amended Complaint. A hearing on the motion was held on January 6, 2026 and the Court granted Blockfusion’s motion to dismiss. The Court dismissed the claims against the individual defendant without prejudice on the ground that it lacked personal jurisdiction, and did not reach the merits of certain substantive issues raised in the motion. The Company’s contract-based claims and related claims for contractual recovery against Blockfusion were not dismissed and remain pending.  Refer to Note 21. Commitments and Contingencies for further details.

Miner Fleet Update and Overview

As of December 31, 2024, we had 24,239 miners owned or operating (in Iceland) for bitcoin mining with a total maximum hash rate of 2.6 EH/s.

For the year ended December 31, 2025, the Company disposed of approximately 7,900 bitcoin miners and wrote off 3 bitcoin miners.

As of December 31, 2025, we had 21,354 miners owned or operating (in Iceland) for bitcoin mining with a total maximum hash rate of 2.8 EH/s.

Bitcoin Production

From the inception of our bitcoin mining business in February 2020 to December 31, 2025, we earned an aggregate of 7,550.8 bitcoins.

The following table presents our bitcoin mining activities for the year ended December 31, 2025:

	Number of bitcoins	Amount (1)
Balance at December 31, 2024	741.9	$69,319,731
Receipt of BTC from mining services	270.7	27,349,798
Exchange of BTC into ETH	(347.7)	(37,199,886)
Exchange of BTC into USDC	(25.0)	(2,321,750)
Sales of and payments made in BTC	(635.9)	(59,295,475)
Change in fair value of BTC	-	2,497,608
Balance at December 31, 2025	4.0	$350,026

[1]	Receipt of digital assets from mining services are the product of the number of bitcoins received multiplied by the bitcoin price obtained from Coinbase, calculated on a daily basis. Sales of bitcoin represent the carrying value of bitcoin at the time of sale.

We believe that the bitcoin network and the mining that powers it are important inventions in human progress. The process of problem-solving and verifying bitcoin transactions using advanced computers is energy intensive, and scrutiny has been applied to the industry for this reason. It follows that the environmental costs of mining bitcoin should be surveyed and mitigated by every company in our sector. We aim to contribute to the acceleration of bitcoin’s decarbonization and act as a role model in our industry, responsibly stewarding digital assets.

We worked with Apex Group Ltd, an independent ESG consultancy, to become one the first publicly-listed bitcoin miners to receive an independent ESG rating on our operations, which provides transparency on the environmental sustainability of our operations, as well as other metrics. Apex’s ESG Ratings & Advisory tools allow us to benchmark our ESG performance against international standards and our peers to identify opportunities for improvement and progress over time. We believe this is an integral approach to our sustainability practices and mitigating our environmental impact. By measuring the sustainability and footprint of Bit Digital’s mining, we are able to develop targets to continuously improve as we shift towards our goal of 100% clean energy usage.

Business Profile and Risks

The decision to pursue blockchain and crypto asset businesses exposes BTBT to risks associated with an untested strategic direction. The prices of crypto assets have experienced substantial volatility, which may reflect “bubble” type volatility, meaning that high or low prices may have little or no merit, are subject to rapidly changing investor sentiment, and may be influenced by factors such as technology, regulatory void or changes, fraudulent actors, manipulation, and media reporting.

Government Oversight

Blockchain networks are a relatively new technological innovation and the regulatory schemes to which crypto assets and their blockchain networks are or may be subject, including both the interpretation and applicability of existing laws and regulations and the potential establishment of new laws and regulations, have not been fully explored or developed.

Actions taken by the SEC, including enforcement actions brought against crypto asset companies with a focus on custodial staking, are more particularly described under certain “Risk Factors”, demonstrate the SEC’s historical position that many, if not most, crypto assets may be securities and therefore reflect the reality that we will likely face increased government regulation and oversight as our industry and government treatment of the crypto assets on which our operations are based continue to evolve. These developments follow the SEC’s July 25, 2017, DAO Report, wherein its Chairman expressed concerns about the “Wild West” nature of the cryptocurrency market. More recently, the SEC Enforcement Division has taken action against crypto asset focused enterprises, and if the interpretations of federal securities laws are further expanded to apply to the Company, it would adversely affect the Company’s future acquisition of crypto assets by limiting the amount of crypto asset securities (“Digital Securities”) it may acquire, potentially limiting or precluding the use of its blockchain infrastructure and other operations, and creating increased compliance and legal costs. In October 2020 the U.S. Department of Justice (“DOJ”) published a report entitled “Cryptocurrency: An Enforcement Framework” that detailed the DOJ’s strategies and abilities to handle the threats posed by digital assets. In January 2023, the House of Representatives created the Financial Services Subcommittee on Digital Assets with the goal to develop rules and policies covering digital assets. In addition, each state has its own securities laws and regulations with varying provisions and effects, any of which may require us to alter or reduce our current or planned operations in the future.

On January 23, 2025, President Trump issued Executive Order14178 “Strengthening American Leadership in Digital Financial Technology.” This order revoked previous Biden-era frameworks and established five core policy pillars: protecting self-custody and mining, promoting dollar-backed stablecoins, ensuring fair banking access for crypto firms, providing regulatory clarity, and explicitly prohibiting the creation of a Central Bank Digital Currency (CBDC). In addition, the Guiding and Establishing National Innovation for U.S. Stablecoins of 2025 (the GENIUS Act) was signed into law on July 18, 2025, creating the first comprehensive federal framework for payment stablecoins. The US Senate is also presently considering the Digital Asset Market Clarity Act (the CLARITY Act). This legislation aims to define jurisdictional boundaries between the SEC and CFTC, potentially reclassifying many digital assets from securities to commodities based on network decentralization.

Under the leadership of SEC Chairman Paul Atkins and CFTC Chairman Michael Selig, the agencies launched “Project Crypto” in late 2025. This joint initiative aims to harmonize federal oversight, moving away from “regulation by enforcement.” Consequently, in 2025, the SEC dropped or froze approximately 89 high-profile cryptocurrency enforcement cases, signaling a reset in how the agency polices the market. In addition, in 2026, the SEC is expected to release a formal “token taxonomy” and a package of exemptions to streamline capital formation for digital asset issuers. We continue to monitor legislative matters related to our industry.

Because of the foregoing or other regulatory developments, in the future, before we acquire or transact in crypto assets, we may be required to examine how they were originally offered to determine if they were offered as an investment contract or other type of security. Because of legal uncertainties, careful examination of the results of our compliance review will be required by experienced securities counsel. Because we must stay under the requirement under Investment Company Act of 1940 (the “1940 Act”) that no more than 40% of our assets (excluding cash items) constitute investment securities to avoid being deemed an investment company, we will limit the amount of Digital Securities we acquire. Further, while we believe our operations and platform are meaningfully different than Kraken’s and Coinbase’s custodial staking platforms that were subject to SEC enforcement proceedings in 2023, that development or future positions the SEC may take, including potentially against us and our business, may demonstrate a differing view and require us to adjust, reduce, limit or even cease some or all of our operations or business plans. If our compliance procedures and legal reviews prove to be incorrect, we may incur the likelihood of prohibitive SEC penalties and/or private lawsuit defense costs and adverse rulings.

The Company may acquire additional crypto assets and continues to develop and expand upon its platform to enable it to offer a wider range of functions and availability for use with a greater variety of crypto assets. The Company currently owns and plans to expand its crypto asset holdings, both through staking its existing crypto asset holdings on PoS blockchain networks and potentially through other means. To avoid being inadvertently classified as an investment company under the 1940 Act, we actively focus, in consultation with legal counsel, on ensuring that our ownership of assets that are not considered securities under the 1940 Act always exceed 60% of our total assets, excluding cash items. In separate SEC complaints, the SEC identified Cardano, Tezos, Solana, Cosmos, Polygon, Axie Infinity, and NEAR Protocol crypto assets as securities. As a matter of practice, the Company typically targets keeping in excess of 60% of the Company’s total assets (excluding cash and government securities) in Ethereum. Therefore, to the extent the SEC identified all other crypto assets held by the Company excluding Ethereum as securities, the Company would still not meet the definition of an “investment company” under Section 3(a)(1)(C) of the 1940 Act. By doing so, we can avoid being subject to the regulatory requirements and oversight that apply to investment companies.

The Company has conducted a detailed legal analysis which has led us to determine that certain crypto assets that are identified as securities by the SEC should not impact our business, financial condition, and results of operations. Provided, however, if over 40% of our assets are considered securities, excluding cash, we may be considered a 1940 Act company (see the risk factor on page 25 herein). Further, the aforementioned assessments are risk-based judgments and not a legal standard or determination binding on any regulatory body or court. To the extent a regulatory body or court finds that our conclusions are incorrect, we may seek to cease certain of our operations. Any such action may adversely affect an investment in us.

In addition to the securities laws and investment company considerations, as our business model and operations continue to evolve, we may become subject to additional laws and regulations. For example, to the extent we collect, analyze, distribute, or otherwise use data concerning individuals or entities and their holdings and transactions, we may become subject to the ever-growing number of data privacy and security laws within and without the U.S. which often have far-reaching implications for businesses. In general these laws require disclosure and preventative measures designed to protect users from unauthorized access or disclosure of their personal information, and impose fines and sanctions for failure to comply with their requirements. On the other hand, because transactions in crypto assets often provide a reasonable degree of anonymity, they are susceptible to misuse for criminal activities, such as money laundering. This misuse, or the perception of such misuse (even if untrue), could lead to greater regulatory oversight of crypto platforms and operations such as ours, and there is the possibility that regulators could close crypto platforms or other crypto asset-related technology and infrastructure with little or no notice or opportunity for challenge, and prevent users of custodial platforms from accessing or retrieving crypto assets held on or connected to such platforms or infrastructure. For example, lawmakers and regulators have in recent years expressed views that government oversight is needed, including with a view to curtailing the use of crypto asset use for malign and illegal activities.

Many PoW crypto assets have also been subject to skepticism due to concerns about the high energy consumption used in mining on blockchain networks. In the U.S., in March 2022 President Biden issued Executive Order 14067 on Ensuring the Responsible Development of Digital Assets, which prioritized the responsible development of crypto assets in a manner which includes reducing negative climate impacts and environmental pollution. However, as noted above, President Trump issued a new Executive Order 14178 on Strengthening American Leadership in Digital Financial Technology, expressly revoking Executive Order 14067. In November 2022, the Governor of New York signed a law banning certain bitcoin mining operations that run on carbon-based power sources for two years. While our focus is currently on PoS blockchain networks which use significantly lower amounts of energy when compared to PoW, future regulations may arise in response to these concerns that could apply to us and the cryptocurrency industry as a whole.

On the basis of the afore-mentioned developments, we believe that both our current and planned operations, and the cryptocurrency industry in general, will continue to be subject to expanding, complex and uncertain government oversight. See “Risk Factors” beginning on page 25 for more information.

As both the regulatory landscape develops and journalistic familiarity with crypto assets increases, mainstream media’s understanding of them and the regulation thereof may improve. Regulation of crypto assets varies from country to country as well as within countries. An increase in the regulation of crypto assets may affect our proposed business by increasing compliance costs or prohibiting certain or all of our proposed activities.

Competition

Our current and future competition is centered on the following areas:

●	Exchange-Based Companies: Companies in the exchange industry that offer both custodial and non-custodial staking solutions as well as other blockchain infrastructure and data analytics pose a significant competitive challenge. These exchanges often boast substantial customer bases, making it easier for them to attract those looking for integrated staking services, portfolio tracking, and position them well to enter blockchain infrastructure operations. Additionally, they may possess greater resources, allowing them to enhance their custodial or non-custodial staking offerings and other offerings in the future.

●	Crypto Asset-Focused Companies and Node Operators: Numerous companies and node operators specializing in crypto assets compete with our non-custodial crypto asset staking services and validator node operation. Key competitors in this space include companies such as Blockdaemon, Allnodes, Everstake, Figment, P2P, Foundry, Stakin, and Stakefish.

●	Analytic Services Providers: Various mobile applications, websites, and niche aggregation sites, such as CoinTracker, Koinly, CoinLedger, and Rotki, offer similar analytic services. These competitors provide tools and insights that may overlap with StakeSeeker’s offerings.

●	Secure Storage Solution Providers: Providers of mobile applications and websites that offer secure storage solutions for crypto assets represent another category of competition.

●	Traditional Financial Service and Data Analytics Firms: Established financial service firms and data analytics companies serving traditional asset markets may choose to enter the market by offering data analytic solutions as well as their own custodial or non-custodial staking for crypto assets. These entities can leverage their extensive resources, market presence, and expertise to enter the market.

●	Cryptocurrency-Focused Companies: Companies specializing in cryptocurrency-related services, including exchanges, payment processing, and financial services, are formidable competitors in the crypto asset space.

●	On-Chain Blockchain Data Providers: Companies offering data analytics and insights services, with accessible on-chain blockchain data and user-friendly interfaces, like Chainalysis and Elliptic, pose competition in providing vital data and insights for crypto assets.

Many of our current and potential competitors enjoy advantages such as greater financial resources, longer operational histories, larger user bases, bigger teams, and stronger brand recognition. Most are also not burdened with the additional costs and time commitments required of being an exchange-listed public company. These competitors may allocate more substantial resources to technology development, infrastructure enhancement, and marketing efforts.

In addition to existing competitors, the Company must contend with the potential of new entrants to the industry and the possibility of industry consolidation through business combinations and alliances, which could further strengthen the competitive positions of our rivals. Given our small team and relative lack of capital to many peers, we acknowledge that we face a competitive disadvantage in this landscape.

Intellectual Property and Trade Secrets

Our business depends in large part on our proprietary technology, the operation of validator nodes as part of our blockchain infrastructure, our efforts and development with respect to our initiatives, and our brand. We rely on, and expect to continue to rely on, a combination of trademark, domain name, and trade secret laws, as well as confidentiality and license agreements with our employees, contractors, consultants, and third parties with whom we have relationships, to establish and protect our brand and intellectual property rights.

Environmental, Social and Governance

Sustainability is a major strategic focus for us. Several of our mining locations provide access to partially carbon-free energy and other sustainability-related solutions, in varying amounts depending on location, including components of hydroelectric, solar, wind, nuclear and other carbon-free generation sources, based on information provided by our hosts and publicly available data, which we believe helps mitigate the environmental impact of our operations. We work with an independent ESG (Environmental, Social and Governance) consultant to self-monitor and adopt an environmental policy to help us to improve our percentage of green electricity and other sustainability initiatives. As we continue to align ourselves with the future of technology and business, we are dedicated to continuously enhancing sustainability, which we believe future-proofs our operations and the larger bitcoin network. On December 7, 2021, the Company became a member of the Bitcoin Mining Council (“BMC”), joining MicroStrategy and other founding members to promote transparency, share best practices, and educate the public on the benefits of bitcoin and bitcoin mining

WhiteFiber Operations

WhiteFiber believes it is a leading provider of artificial intelligence (“AI”) infrastructure solutions. WhiteFiber owns high-performance computing (“HPC”) data centers and provides cloud-based HPC graphics processing units (“GPU”) services, which it terms cloud services, for customers such as AI application and machine learning (“ML”) developers (the “HPC Business”). Its Tier-3 data centers provide hosting and colocation services. WhiteFiber cloud services support generative AI workstreams, especially training and inference.

WhiteFiber’s business model integrates its data center infrastructure and cloud services to provide scalable, high-performance computing solutions for enterprises, research institutions, and AI and ML driven businesses. Its integrated approach aligns specialized data center operations with GPU-focused cloud services, addressing the unique requirements of AI and ML workloads. These workloads demand greater power density, advanced cooling solutions, and robust bandwidth to handle large-scale data transfers. By operating its data centers, it is able to provide the power to support its cloud services and WhiteFiber believes it can better meet the needs of AI and ML workloads and reduce the complexity associated with procuring power and connectivity from external vendors. WhiteFiber can also design its facilities to accommodate the higher heat loads generated by modern GPUs, potentially shortening deployment timelines for customers who require rapid expansion of their computing infrastructure. From a financial standpoint, WhiteFiber’s vertically integrated solution allows it to capture additional margin for both its data center and cloud services businesses, avoiding expenses that would otherwise be due to third-party providers.

Colocation/Data center services

WhiteFiber designs, develops, and operates data centers, through which it offers its hosting and colocation services. WhiteFiber’s operational data centers meet the requirements of the Tier-3 standard, including N+1 redundancy architecture, concurrent maintainability, uninterruptible power supply, advanced and highly reliable cooling systems, strict monitoring and management systems, 99.982% uptime and no more than 1.6 hours of downtime annually, service organization control, SOC 2 Type 2, differentiated software supporting AI workloads, high density and robust bandwidth, and infrastructure to support AI workloads.

Based on their collective industry experience, WhiteFiber’s data center team is adept at bringing new sites online on an accelerated timeline. WhiteFiber is aggressively pursuing its development pipeline and intends to achieve an estimated 76 MW (gross) of total data center capacity by the end of the fourth quarter of 2026, a target that is underpinned by assets including its MTL-2, MTL-3, and NC-1 facilities. As of December 31, 2025, its pipeline of potential data center projects represents approximately 1,500 MW (gross) under management review. WhiteFiber follows a disciplined process prioritizing projects that are backed by customer lease commitments. In select cases, WhiteFiber may pursue early-stage acquisitions based on strong customer demand signals and defined commercialization pathways. Accordingly, the foregoing timelines and capacities are subject to change based on many factors, many of which are outside of WhiteFiber’s control.

WhiteFiber uses a well-defined set of criteria to select its data center sites. WhiteFiber typically targets sites with proximity to metro areas and partial infrastructure in place, where it is retrofitting rather than developing greenfield projects. Metropolitan areas are positioned for low-latency to address long-term, specialized AI computer inference needs, and smaller sites reduce risks. A retrofit entails sourcing and acquiring an existing industrial building with underutilized, in-place power connectivity. The period of time from when a site is purchased until construction can begin varies from location to location depending upon, among other things, obtaining required permits and the availability of construction supplies and contractors. Average build time for retrofits is intended to be approximately six months from commencement of construction, which we believe is approximately one-third to one-half of the industry average development timeline for greenfield projects. This average building time is based upon senior management’s experience at Enovum prior to its acquisition by WhiteFiber, as well as their experience prior to Enovum. WhiteFiber also prioritizes sites offering opportunities to increase site power over time, enabling its data centers to grow with customer demand. In addition, WhiteFiber selectively targets certain larger opportunities with 50 MW (gross) of power or more, subject to customer demand, to drive AI-driven compute super-clusters. Finally, WhiteFiber prioritizes sites powered by sustainable, green energy sources and locked-in power when available. Additionally, to enhance sustainability of certain WhiteFiber data center projects, WhiteFiber is undertaking heat repurposing projects in connection with sustainability and commercial and residential projects.

On October 11, 2024, WhiteFiber acquired Enovum Data Centers Corp (“Enovum”). The transaction included the lease of MTL-1, our 4 MW (gross) Tier-3 high-performance computing (“HPC”) data center in Montreal, Canada, which was fully operational and fully leased to customers at the time of acquisition.

On December 27, 2024, WhiteFiber acquired the real estate and building for a build-to-suit 5 MW (gross) Tier-3 data center expansion project near Montreal, Canada, which it refers to as “MTL-2”. MTL-2, a 160,000 square foot site that was previously used as an encapsulation manufacturing facility, is located in Pointe-Claire, Quebec. WhiteFiber initially funded the purchase of CAD 33.5 million (approximately $23.3 million) with cash on hand. WhiteFiber expected to invest approximately $23.6 million to develop the site to Tier-3 standards with an initial load of 5 MW (gross). However, WhiteFiber has prioritized other builds and preserved capital for more time sensitive projects.

On April 11, 2025, WhiteFiber entered into a lease for a new data center site in Saint-Jerome, Quebec, a suburb of Montreal, which it refers to as “MTL-3”. The MTL-3 facility spans approximately 202,000 square feet on 7.7 acres and is being developed to as a 7 MW (gross) Tier-3 data center. It will support current contracted capacity, with Cerebras (5 MW IT Load), with future expansion potential subject to utility approvals. The transaction was executed under a lease-to-own structure, which includes a fixed-price purchase option of CAD 24.2 million (approximately $17.3 million) exercisable by December 2025. The lease term is 20 years, with two 5-year extensions at WhiteFiber’s option. In December 2025, WhiteFiber became reasonably certain to exercise the purchase option and notified the lessor of its intent to exercise the purchase option. WhiteFiber had 90 days to complete the purchase, after which the purchase option would expire. The option was exercised on January 14, 2026 and the purchase of MTL-3 is expected to close during the second quarter of 2026. The facility has been retrofitted to Tier-3 standards and was completed and operational in November 2025. The site has commenced billing Cerebras as of November 1, 2025, in the amount of CAD 1.4 million (approximately 979 thousand USD) monthly for the duration of the five-year contract.

On May 20, 2025, WhiteFiber completed the purchase of a former industrial/manufacturing building from Unifi Manufacturing, Inc. (“UMI”). Pursuant to the Purchase Agreement WhiteFiber agreed to purchase from UMI, an industrial/manufacturing building together with the underlying land located in Madison, North Carolina, which WhiteFiber refers to as “NC-1”, as well as certain machinery and equipment located thereon for a cash purchase price of $45 million. The purchase price will increase by (i) $8 million, if Duke Energy actually provides, or provides an Electric Services Agreement providing for, at least 99 MW (gross) within two years of May 20, 2025, or (ii) $5 million, if Duke Energy actually provides, or provides an Electric Services Agreement providing for, at least 99 MW (gross) more than two years but less than three years after May 20, 2025. Additionally, the purchase price will increase by an additional $200,000 per MW over 99 MW (gross) up to a maximum of $5 million if at least 99 MW (gross) are actually delivered, or Duke Energy provides an Electric Services Agreement for the provision of at least 99 MW (gross), within four years of May 20, 2025. Separately, WhiteFiber entered into a Capacity Agreement with Duke Energy pursuant to which Duke Energy agreed to use commercially reasonable efforts to achieve 24 MW (gross) of service to NC-1 by September 1, 2025, 40 MW (gross) by April 1, 2026, and 99 MW (gross) within four years of May 16, 2025. Management believes based upon its review of the site and a Duke Energy preliminary transmission study, that NC-1 may receive and support up to 200 MW (gross) of total electrical supply over an extended period of time, subject to infrastructure upgrades, such as developing new substations and other conditions. On August 4, 2025, Enovum NC-1 Bidco, LLC, a subsidiary of WhiteFiber, entered into an Assignment and Assumption Agreement with Unifi Manufacturing and Duke Energy Carolinas, LLC, pursuant to which Enovum assumed Unifi’s rights and obligations under certain electric service agreements for facilities located in North Carolina. Duke Energy consented to the assignment. Refer to Note 21. Commitments and contingencies for further detail.

RBC Facility Agreement Executed on June 18, 2025

On June 18, 2025, WhiteFiber entered into the Credit Facility with RBC. The Credit Facility provides for an aggregate of up to approximately CAD 60 million (approximately $43.8 million) of financing. The proceeds are to be used primarily to refinance the buildout of MTL-2 as well as $5.8 million of revolving term financing (the “Revolver”). The Credit Facility is non-recourse to the Company. WhiteFiber entered into a three-year USD $18.5 million non-revolving lease facility to finance equipment costs and building improvements to build out the site. The lease facility provides for straight-line amortization of six years and capital moratorium of six months after disbursement is complete. RBC may cancel any unutilized portion of the Credit Facility after March 31, 2026. The interest rate is fixed based on the rental rate determined by RBC for the three-year term of the lease.

As part of the Credit Facility, WhiteFiber entered into a three-year $19.6 million non-revolving real estate term loan facility. The purpose of this facility is to refinance the Company’s purchase of MTL-2. The interest rate of the real estate term loan facility will be determined at the time of borrowing, or a floating interest rate ranging from RBP plus 0.75% to CORRA (“Canadian Overnight Repo Rate Average”) plus 250 bps. Payment of principal and interest is due 30 days after drawdown and is repayable in full on the last day of the three-year term.

The Revolver is being provided by RBC by way of Letters of Credit and Letters of Guaranty with fees to be determined on a transaction by transaction basis. This facility will be available for the 36 month term subject to the issuance of the EDC (Export and Development Canada) Performance Security Guaranty in the amount of $5.8 million and other related supporting documents. WhiteFiber agreed to certain financial covenants included maintaining on a combined basis between MTL-1 and MTL-2: fixed charge coverage of not less than 1.20:1 and a ratio of Net Funded Debt to EBITDA of not greater than 4.25:1 and decreasing to 3.50:1 from December 31, 2027.

In November 2025, our wholly owned subsidiary, Enovum NC-1 Bidco, LLC, entered into the Services Agreement with Nscale Services US Inc. and Nscale Global Holdings Limited (collectively, “Nscale”) for the provision of colocation and related services at our NC-1 facility. The agreement represents a significant commercial milestone for our high-density data center platform and provides long-term contracted revenue visibility. The initial Service Order pursuant to the Services Agreement represents approximately $865 million in total contracted revenue over a 10-year term, inclusive of contractual annual rate escalators and non-recurring installation services (“NRCs”). Electricity and certain other operating costs are structured as pass-through charges to Nscale. Billing for the first 20 MW phase is expected to commence in June 2026, subject to completion of construction and commissioning. As a result, we expect revenue contribution from this agreement to begin in the second quarter of 2026 as the facility reaches full contractual capacity.

Cloud Services

WhiteFiber provides specialized cloud services to support generative AI workstreams, especially training and inference, emphasizing cost-effective utility and tailor-made solutions for each client. WhiteFiber is an authorized NVIDIA Preferred Partner through the NVIDIA Partner Network (“NPN”), an authorized partner with SuperMicro Computer Inc.®, an authorized Communications Service Provider (“CSP”) with Dell (through Dell’s exclusive distributor in Iceland, Advania), an official partnership with Hewlett Packard Enterprise and a commercial relationship with Quanta Computer Inc. (“QCT”). Based on management’s knowledge of the industry, WhiteFiber is proud to be among the first service providers to offer H200, B200, and GB200 servers. We provide a high-standard service lease with an Uptime percentage > 99.5%.

WhiteFiber expects to leverage a global network of data centers for hosting capacity for its GPU business, in many instances, by negotiating with third-party providers to seamlessly integrate its cloud services at data centers across key regions in Europe, North America and Asia. WhiteFiber’s initial data center partnership through which it leases capacity is at Blönduós Campus, Iceland, offering a world-class operations team with certified technicians and reliable engineers. The facility has a 45 kW rack density and 6 MW (gross) total capacity. WhiteFiber has executed contracts for 5.5 MW IT load at the data center. The center’s energy source is 100% renewable energy, mainly from Blanda Hydro PowerStation, the winner of an IHA Blue Planet Award in 2017. In addition, WhiteFiber have leased additional capacity to install our data center in Atlanta, Georgia, USA to expand our cloud services offering. The capacity leases commenced in February 2026. We also intend to lease additional capacity to expand our cloud services offering.

In April 2025, WhiteFiber received its first shipment of NVIDIA GB200 NVL72 GPU server powered NVIDIA GB200 Grace Blackwell Superchips from Quanta Cloud Technology, a global leading Original Design Manufacturer (ODM). WhiteFiber believes that support with proof of concept (POC) access from Quanta will enable it to meet and exceed expectations around delivery and timeline, performance and reliability.

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

In October 2025, Bit Digital’s existing guaranty arrangement with the Initial Customer was scheduled to expire. Beginning in November 2025, the customer will provide a service deposit to WhiteFiber in lieu of the Bit Digital parent guaranty. The deposit will be funded through fifteen consecutive monthly payments of approximately $0.24 million each, totaling $3.6 million, payable from November 2025 through January 2027. The deposit will serve as security for the customer’s performance obligations under the amended service agreements. Each monthly payment is expected to be invoiced on the first day of the month and paid within thirty days. The Company will be required to return the deposit in cash upon termination or expiration of the service agreements, provided that all obligations have been fully satisfied and no payment defaults or material breaches exist.

As of the report date, WHiteFiber and the Initial Customer are engaged in discussions regarding a potential resolution of the existing service agreements following the agreed pause of services. No definitive termination or settlement agreement has been executed. In connection with these discussions, the parties are negotiating the treatment of the remaining non-refundable prepayment, service deposit, outstanding receivables, and a potential early termination fee, which the Company believes would be equal to 40% of the fees that would have accrued for services during the remainder of the term of the MSA and applicable purchase orders. Following the service pause, WhiteFiber has redeployed the GPUs previously allocated to the Initial Customer to three other customers and continues to evaluate the related financial and operational implications. There can be no assurance as to the timing, terms, or final outcome of these discussions.

On November 6, 2024, we entered into a Master Services Agreement (“MSA”) with a minimum purchase commitment of 16 GPUs, along with an associated purchase order, from a new customer. The purchase order provides for services utilizing a total of 16 H200 GPUs over a minimum of a six-month period, representing total contracted value of approximately $160,000 for the term. The deployment commenced on November 7, 2024, using the Company’s existing inventory of H200 GPUs. The service under the purchase order concluded in May 2025. Between May 2025 and September 2025, the Company signed six additional agreements on a month-to-month basis for a total of 88 H200 GPUs, of which 80 remained in deployment as of the date of this report.

In February 2026, WhiteFiber entered into another service order with the customer to provide services utilizing a total of 10 H200 GPU servers. The service order has an initial term of 14 months beginning on the services commencement date. The service order represents an aggregate revenue opportunity of approximately $1.3 million. The deployment and revenue generation began in March 2026.

In March 2026, WhiteFiber entered into another service order with the customer to provide services utilizing a total of 256 H100 GPU servers. The service order has an initial term of 24 months beginning on the services commencement date, with an option to renew for an additional twelve months. The service order represents an aggregate revenue opportunity of approximately $50.2 million. The deployment and revenue generation is expected to begin during the second quarter of 2026.

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

On December 30, 2024, we entered into a Master Services Agreement (“MSA”) with an AI Compute Fund managed by DNA Holdings Venture Inc. (“DNA Fund”). The MSA had a minimum purchase commitment of 32 GPUs, along with an associated purchase order. The purchase order provides for services utilizing a total of 576 H200 GPUs over a 25-month period and terminable by either party upon at least 90 days’ written notice prior to any renewal date. Concurrently, we placed a purchase order for 130 H200 servers for approximately $30 million. The deployment commenced in February 2025.

In April 2025, we signed two additional cloud services agreements with DNA Fund. The first agreement includes 104 NVIDIA H200 GPUs under a 23-month term and was deployed in May 2025. The second agreement includes 512 H200 GPUs under a 24-month term and was deployed in July 2025. With these additions, DNA Fund’s total contracted deployment increased to 1,192 GPUs.

In November 2025, we terminated the MSA and all related purchase orders with DNA Fund in accordance with the terms of the contract. At the time of termination, we had approximately $7.3 million in outstanding accounts receivable. Pursuant to the termination agreement, the customer agreed to repay the outstanding balance. As of the date of this report, we have collected $2.1 million of the outstanding amount.

On January 6, 2025, we entered into a Master Services Agreement (“MSA”) with a minimum purchase commitment of 32 GPUs, along with an associated purchase order, from a new customer. The purchase order provided for services utilizing a total of 32 H200 GPUs over a minimum of six-month period, representing total revenue of approximately $300,000 for the term. The deployment commenced and revenue generation began on January 8, 2025, using the Company’s existing inventory of H200 GPUs. The service under the purchase order concluded in April 2025 following a change in the customer’s ownership, and the customer paid the remaining contract value as an early termination penalty.

In January 2025, we entered into a Master Services Agreement (“MSA”), along with two associated purchase orders, from a new customer. The purchase orders provide for services utilizing a total of 24 H200 GPUs over a minimum 12-month period, representing total revenue of approximately $450,000 for the term. The deployment commenced and revenue generation began on January 27, 2025, using the Company’s existing inventory of H200 GPUs. The service under the purchase order concluded in March 2025 after the customer ceased operations.

On January 30, 2025, we entered into a Master Services Agreement (“MSA”) with a minimum purchase commitment of 40 GPUs, along with an associated purchase order, from a new customer. The purchase orders provide for services utilizing a total of 40 H200 GPUs over a minimum of 12 month period, representing total revenue of approximately $750,000 for the term. The deployment commenced and revenue generation began on January 24, 2025, using the Company’s existing inventory of H200 GPUs. In October 2025, the purchase order was amended to reduce the number of H200 GPUs from 40 to 8 and to extend the term of service through May 2027. Between April and July 2025, the Company signed four additional agreements on a month-to-month basis for a total of 184 H200 GPUs, which were terminated in August 2025.

In March 2025, we entered a strategic partnership with Shadeform, Inc., the premier multi-cloud GPU marketplaces, to bring on-demand NVIDIA B200 GPUs to customers beginning in May 2025.

In August and September 2025, WhiteFiber entered into three service orders with a new customer. Each order form provides for services utilizing a total of 64 B200 GPUs on a weekly basis, which either party may terminate by not extending it with mutual written agreement. In September, the customer renewed one order form for an additional week for services utilizing a total of 64 B200 GPUs. As of the reporting date, no additional renewals have occurred.

In September 2025, WhiteFiber entered into a service order with a new customer, which provides services utilizing a total of 16 B200 GPUs on a monthly basis, automatically renewing for an additional one month period unless and until otherwise terminated upon at least seven days’ prior written notice. The deployment commenced and revenue generation began on September 23, 2025. The agreement was not renewed after the initial term.

In October 2025, WhiteFiber entered into a service order with a new customer to provide services utilizing a total of 48 H200 GPUs. The service order had an initial term of 36 months. The deployment commenced and revenue generation began on October 21, 2025. The contract was terminated in December 2025.

In October 2025, WhiteFiber entered into a two-week service order with a new customer to provide services utilizing a total of 72 B200 GPUs. In January 2026, WhiteFiber entered into an additional two-week service order with this customer for 72 B200 GPUs.

In February 2026, WhiteFiber entered into a further service order with this customer to provide services utilizing a total of 384 B200 GPUs. This service order has an initial term of 24 months commencing on the service commencement date, after which it will automatically renew for successive one-month periods unless terminated by either party. The service order represents an aggregate revenue opportunity of approximately $18.1 million. Deployment and revenue generation commenced on January 27, 2026.

In November 2025, WhiteFiber entered into a service order with a new customer to provide services utilizing a total of 128 B200 GPUs. The service order has an initial term of 12 months, representing total contracted value of approximately $3.0 million, after which it automatically renews for successive one-month periods unless terminated by either party. Deployment and revenue generation began on December 1, 2025.

In February 2026, WhiteFiber entered into a service order with a new customer to provide services utilizing a total of 256 GPUs. The service order has an initial term of 12 months beginning on the services commencement date, after which it automatically renews for successive one-month periods unless terminated by either party. The deployment and revenue generation began on February 1, 2026.

In March 2026, WhiteFiber entered into a service order with a new customer to provide services utilizing a total of 72 GB200 GPUs. The service order has an initial term of 12 months beginning on the services commencement date, after which it automatically renews for successive one-month periods unless terminated by either party. The deployment and revenue generation began on March 7, 2026.

In August 2024, WhiteFiber executed a binding term sheet with Boosteroid Inc. (“Boosteroid”), a global cloud gaming provider pursuant to which, we finalized initial orders of 489 GPUs, projected to generate approximately $7.9 million in contracted value in the aggregate through November 2029. The GPUs were delivered to respective data centers across the U.S. and Europe and began earning fees in November 2024. On October 9, 2024, WhiteFiber executed a Master Services and Lease Agreement (the “MSA”) with Boosteroid, pursuant to which Boosteroid may, from time to time, lease certain equipment, including GPUs, from WhiteFiber upon delivery of a purchase order. The MSA provides the general terms and conditions for such equipment leases. Pursuant to the MSA, we are granted a right of first refusal with respect to the next 5,000 servers that Boosteroid leases during the term of the MSA. The MSA provides Boosteroid with the option to expand in increments of 100 servers, up to 50,000 servers, representing a potential contract value of approximately $700 million over the five-year term assuming Boosteroid utilizes the GPUs and services at full capacity for the duration of the contract. Expansion depends upon the internal development roadmap of Boosteroid. Boosteroid has full discretion to decide when and the quantity to pursue separate source orders (for GPU servers) under the MSA. In the third quarter of 2025, the Company finalized additional purchase orders for 302, 120, and 279 GPUs, totaling approximately $10.4 million in contracted value over a five-year term.

WhiteFiber was incorporated by Bit Digital as a Cayman Islands exempted company on August 15, 2024 under the name Celer, Inc., as a holding company for the HPC Business. It changed its name to WhiteFiber, Inc. on October 17, 2024.

On August 6, 2025, WhiteFiber issued 27,043,749 ordinary shares, par value $0.01 per share (our “Ordinary Shares”, and such shares, the “Contribution Shares”), to Bit Digital pursuant to the terms of a Section 351 Contribution Agreement (the “Contribution Agreement”) entered into with Bit Digital on July 30, 2025. Pursuant to the Contribution Agreement, Bit Digital contributed its HPC Business through the transfer of 100% of the capital shares of its cloud services subsidiary, WhiteFiber AI, Inc. and its wholly-owned subsidiaries WhiteFiber HPC, Inc., WhiteFiber Canada, Inc., WhiteFiber Japan G.K. and WhiteFiber Iceland, ehf, WhiteFiber, upon the effectiveness of the registration statement filed in connection with its IPO and prior to the consummation of the IPO, in exchange for the Contribution Shares. WhiteFiber refers to this transaction as the “Reorganization”. WhiteFiber AI became a wholly-owned subsidiary of WhiteFiber, Inc. and Bit Digital became the direct shareholder of WhiteFiber after the Reorganization.

On August 8, 2025, WhiteFiber completed its initial public offering (our “IPO”) of 9,375,000 Ordinary Shares, at a public offering price of $17.00 per share. The gross proceeds to WhiteFiber from the IPO were approximately $159.4 million, before deducting underwriting discounts and commissions and offering expenses. On September 2, 2025, B. Riley Securities, Inc. and Needham & Company, LLC, as representatives of the several underwriters of the IPO, fully exercised their option to purchase an additional 1,406,250 Ordinary Shares at the public offering price of $17.00 per share, resulting in additional gross proceeds to WhiteFiber of approximately $23.9 million. After giving effect to the IPO and the full exercise by the underwriters of their over-allotment option, Bit Digital held approximately 71.5% of WhiteFiber’s issued and outstanding Ordinary Shares.

Following WhiteFiber’s IPO, certain of its directors, executive officers and other members of senior management continue to serve as directors, officers and employees of Bit Digital. WhiteFiber has added additional executive officers and senior management to its senior executive team apart from those serving as officers and employees of Bit Digital. WhiteFiber has assembled a senior operating team with approximately 15 years of experience on average for each individual in the data center and cloud services industries. WhiteFiber also appointed additional independent directors upon the commencement of trading of its Ordinary Shares on Nasdaq.

Industry Overview

WhiteFiber competes in the large and rapidly growing data center and cloud services markets. The data center market refers to the industry dedicated to designing, building, and managing data centers, essential for storing, processing, and managing vast amounts of digital information, including for AI and ML applications. These centers house servers, networking equipment, power and cooling and storage systems, ensuring seamless and secure data operation.

The cloud services market represents the transmission of computer services, including storage, analytics, databases, networking, and intelligence, via the internet (referred to as “the cloud”). WhiteFiber’s cloud services business is a NeoCloud provider, with differentiated services supporting AI workloads and specializing in deploying optimized infrastructures that include not just GPU fleets but also network accelerators, high-speed storage, software solutions, advanced orchestration tools, high-performance interconnects, edge computing capabilities, innovative cooling solutions, security and compliance features, 24/7 managed services, and hybrid cloud integrations. This infrastructure is essential for managing the massive data and computing demands of AI and ML training and inference tasks.

It is standard for GPU hardware clusters, used in the rendering of cloud services, to be remotely housed in data centers, making these two segments highly related and synergistic. Specially designed data centers host the hardware needed to provide HPC cloud services, and these are commonly referred to as HPC data centers. According to experts at Schneider Electric, the industry is shifting away from traditional data centers that typically hosted 10kW racks to newer 100kW racks that support HPC needs. WhiteFiber only designs and develops HPC data centers, giving us a competitive advantage over operators of traditional data center capacity.

Colocation/Data Center Services

According to McKinsey & Company, power demand for data centers in the U.S. — driven by the need for digital and AI capabilities — is expected to reach 298 gigawatts by 2030, up from 60 gigawatts in 2024. McKinsey estimates that data centers will amount to 11.7% of total U.S. power demand in 2030. Based on WhiteFiber’s knowledge of the industry, it believes it is a leader in the markets that are critical for these capabilities, and, as a result, it believes it is well positioned to benefit from the growth of this sector.

According to Prescient and Strategic Intelligence, Data-Center Market Size and Analysis, Trends, Drivers, Competitive Landscape and Forecast (2024-2030), the global data center market was valued at $342 billion in 2023 and is anticipated to reach $622.4 billion by 2030, expanding at a CAGR of 10.5% during 2024-2030. As of 2023, the data center services segment, which provides a range of offerings including consulting, maintenance, and management to optimize the performance and reliability of data center infrastructure, represented about 34.2% of the industry. The solutions segment, which refers to the technological offerings that fulfill key functions within data center infrastructure, comprised about 65.8% of the industry. The solutions segment represents both hardware and software elements, encompassing servers, storage systems, advanced power systems, infrastructure networking equipment, and management software.

The data center market is propelled by growing demands for cloud computing services, big data analytics, and digital transformation. According to McKinsey & Company, by 2030, 70% of data centers expected to be developed will be for advanced AI, and 92% of companies plan to increase AI investments across the board. Key contributors to this dynamic landscape are technology firms, real estate developers, and service providers. Together, they play a vital role in the ongoing evolution of data center infrastructure, adapting to meet the expanding requirements of the digital era and ensuring the seamless operation of critical digital services across various industries. The increasing global demand for cloud computing, where WhiteFiber competes as a cloud services provider, is a major driver of data centers, underlining the inherent synergies between its businesses.

Cloud Services

The global cloud AI infrastructure market is forecasted to grow from $60.5 billion in 2024 to $363.4 billion in 2030, a compound annual growth rate of approximately 35%, according to research published by Mordor Intelligence. The major factors driving cloud services market growth are increasing digital transformation across businesses, growing internet and mobile device adoption across the globe, and, most notably, increasing usage of large data sets. Moreover, cloud services are favored by customers due to low capital investment, resource scalability, and a high degree of accessibility. The rise of the system of connected devices, edge computing, 5G, and real-time analytics driven by AI and ML is anticipated to increase the market value of cloud technology across different businesses.

Sustainability

Sustainability and energy efficiency are increasingly important considerations for the data center and cloud services markets due to high energy consumption and carbon emissions. The sustainability movement for data centers is driven by organizations’ environmental, social and governance commitments and the rise of laws and regulations supporting sustainability. For example, the Paris Accord, which was entered into force on November 4, 2016, is currently in effect across 174 countries apart from the United States and aims to curb long-term global warming. WhiteFiber’s facilities in Quebec and Iceland benefit from clean, hydroelectric power generation, and WhiteFiber will seek to offer comprehensive HPC data center and cloud services solutions while prioritizing sustainability and energy efficiency.

Strategic Relationships

Financing

Based on WhiteFiber’s knowledge of the industry, we believe that there is market demand from institutional private equity investors for exposure to the types of projects in our data center pipeline and our capability to develop them. We believe that we are well positioned to capitalize on this demand by forming one or more equity joint ventures. Doing so would provide us access to a differentiated and non-dilutive source of private equity capital to fund our projects, and deliver a durable stream of cash flows in the form of management fee income for our services.

In June 2025 we entered into the Credit Facility with RBC, which provides for up to a CAD $60 million (approximately USD $43.8 million, based on the CAD/U.S. $ rate of exchange of CAD 1.00/U.S. $0.7308, as reported by Bloomberg on June 18, 2025) RBC and the Company have since entered into discussions to amend the Credit Facility to utilize the proceeds CAD $24.5 million (approximately USD $17.9 million) from the mortgage loan to purchase the MTL-3 facility, however, we cannot assure you that the parties will reach an agreement that is acceptable to the Company or at all. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview” for more information.

On January 26, 2026, we completed a private offering of $230.0 million aggregate principal amount of 4.500% Convertible Senior Notes due 2031 (the “Notes”), including the exercise in full of the initial purchasers’ option to purchase an additional $20.0 million aggregate principal amount of Notes. We used approximately $120.0 million of the net proceeds from the Notes offering to pay the cost of the zero-strike call option transaction we entered into simultaneously with such option, and the remaining net proceeds of the offering primarily for data center expansion, including to partially fund the lease or purchase of additional property or properties on which to build additional data centers, to construct those facilities, to enter into additional energy service agreements for each additional site, to purchase related equipment, and for potential acquisitions, partnerships and joint ventures related thereto, and for working capital and general corporate purposes. WhiteFiber will require additional project financing (e.g., construction loans) in order to fully accomplish such initiatives. WhiteFiber also may elect to raise additional capital opportunistically.

On March 25, 2026, WhiteFiber Iceland ehf. (the “Borrower”), a subsidiary of WhiteFiber, entered into a secured term loan facility agreement (the “Facility”) with Landsbankinn hf, which provides for borrowings of up to $20 million. Borrowings under the Facility bear interest at a floating rate per annum equal to the sum of (i) three month CME Term SOFR (or any successor benchmark), and (ii) an applicable margin of 4.25% per annum. The Facility is secured by first-ranking security over (i) 100% of the WhiteFiber’s shareholding in WhiteFiber Iceland ehf., (ii) designated assets (including GPU servers, CPU servers, IB switches and equipment accessories) at the date of the agreement, and (iii) material assets acquired thereafter (to be secured within 60 days), in each case until all obligations are fully satisfied.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

Technology

WhiteFiber has established formal relationships with leading technology providers, including NVIDIA, Super Micro, Dell, Hewlett Packard Enterprise, Super Micro and Quanta Computing. These partnerships enable WhiteFiber to access and deploy the most advanced computing hardware, ensuring that its clients benefit from cutting-edge technology and optimized performance. WhiteFiber’s collaboration with these industry leaders allows it to stay at the forefront of high-performance computing and AI infrastructure.

In addition, WhiteFiber has a formal agreement with Shadeform to offer on-demand compute services powered by NVIDIA B200 GPUs. This partnership enhances our ability to provide scalable, high-performance AI and HPC solutions to enterprise customers, enabling them to access state-of-the-art computing resources without the need for upfront infrastructure investment.

WhiteFiber’s data center business leverages a diverse mix of vendors across multiple geographies to source equipment cost-effectively while mitigating supply chain disruptions. By maintaining a broad supplier network, WhiteFiber reduces reliance on any single vendor and enhance its ability to procure best-in-class solutions at competitive prices. This approach strengthens its operational resilience and supports its ability to scale efficiently.

Competition

WhiteFiber faces significant competition from various data center and cloud services providers. WhiteFiber competes with several prominent data center providers, including Digital Realty, Equinix, Inc., NTT, Cyrus One, Inc., STACK Infrastructure, Inc., Aligned Data Centers, LLC, Iron Mountain and various private operators in the U.S. WhiteFiber’s primary competitors in the cloud service business are CoreWeave, Crusoe Energy, Nebius, and Lambda Labs.

Many of WhiteFiber’s competitors offer locations worldwide and have well-established international operations. WhiteFiber’s competitors may also have significant advantages over WhiteFiber, including greater name recognition, longer operating histories, pre-existing relationships with global developers, utilities and local authorities, which may give them an advantage in securing real estate or power for new sites, particularly in constrained regions, the capacity to provide the same or additional products and services, more significant marketing budgets and other financial and operational resources, more robust internal controls and systems, and better established, more extensive scale and lower cost suppliers sand supplier relationships. In addition, as WhiteFiber develops proprietary technology and software solutions to support AI and HPC workloads, it faces competitive risks from larger incumbents with greater R&D resources and established ecosystems. The competitors may bring similar offerings to market faster or with deeper integration into existing platforms, potentially limiting our market share or pricing power.

Materials and Suppliers

Maintaining key supplier relationships is crucial to WhiteFiber’s business operations, as it relies on these relationships, such as with Dell, NVIDIA, Hewlett Packard Enterprise, Super Micro and Quanta Computing, to secure GPUs, servers, essential computing hardware, infrastructure components, and other materials. The complexity of developing cloud service hardware at scale limits the number of suppliers capable of meeting WhiteFiber’s requirements. The development of new data center capacity is subject to supply chain constraints and long lead times for critical infrastructure components such as power distribution equipment, generators, and cooling systems. WhiteFiber works with experienced vendors and maintains forward-looking procurement plans to mitigate these risks, but delays could still impact project timelines. Consequently, WhiteFiber has established purchase orders with leading hardware manufacturers that include extended delivery schedules spanning several months before the hardware is delivered to its facilities. These fluctuations in delivery timelines necessitate careful planning and advanced purchasing strategies to ensure WhiteFiber can acquire hardware well before their anticipated deployment.

WhiteFiber proactively procures these materials from its suppliers in sufficient quantities to facilitate hardware deployment at scale and on accelerated timelines. To mitigate potential supply chain disruptions and ensure the smooth operation of its facilities, WhiteFiber has established long-term contracts and agreements with key suppliers. This includes multi-quarter purchase commitments for critical hardware such as GPUs, power distribution units, and networking equipment, as well as ongoing service agreements with construction, electrical, and facility operations vendors. These relationships help secure allocation priority, stabilize pricing, and reduce lead-time risk for both cloud infrastructure and data center development. These arrangements give WhiteFiber greater certainty regarding the availability and pricing of essential components and materials. Furthermore, WhiteFiber continuously monitors market trends and maintains open lines of communication with its suppliers to anticipate and address potential supply chain challenges.

By proactively managing its supplier relationships, securing necessary materials in advance, and closely monitoring market conditions, WhiteFiber aims to minimize the impact of supply chain fluctuations on its operations. This approach enables WhiteFiber to maintain a steady pace of hardware deployments and facility development, ultimately supporting WhiteFiber’s goal of expanding its HPC data center and cloud service capabilities and maximizing shareholder value. However, WhiteFiber relies on a limited number of vendors for certain products and services for WhiteFiber’s data center facilities, and some of its contracts provide a single source of materials. If any of its key suppliers cannot perform under their contracts or satisfy its orders, it could significantly delay its data center development and operations. While WhiteFiber may be able to engage replacement suppliers, this would likely lead to operational delays and increased costs.

Power Supply

In the province of Quebec where MTL-1, MTL-2, and MTL-3 are located, all of the hydroelectric power is provided by a crown corporation, Hydro Quebec, which has predetermined rates depending on the customers’ industry and based on the power demand.

As set forth above, WhiteFiber has entered into a Capacity Agreement with Duke Energy for it to receive 24 MW of service to NC-1 by September 1, 2025, an additional 40 MW by April 1, 2026 and an additional 99 MW within four years of May 16, 2025. The actual rates will be determined when the facilities are turned on.

Customers

WhiteFiber generates a large portion of its revenue from a small number of customers. There are inherent risks whenever a large percentage of total revenue is concentrated with a limited number of customers. If WhiteFiber were to lose one or more of its customers, its operating results could be materially adversely affected.

WhiteFiber data centers

WhiteFiber’s HPC data center customer base consists of two primary types of customers:

Enterprise clients — current and prospective enterprise clients are active in multiple industries, including healthcare, finance, and various technologies that rely on computers or models. These customers benefit from WhiteFiber’s high-density solutions, reaching upwards of 50kW per cabinet, to accommodate their workloads and data generation.

GPU cloud — WhiteFiber’s GPU cloud customers offer on demand access to their GPUs for tasks like AI, VFX rendering and scientific computing.

Currently, WhiteFiber provides HPC data center services at its leased MTL-1 and MTL-3 facilities, although its customers are based across Canada and Europe. As of December 31, 2025, WhiteFiber’s leased MTL-1 and MTL-3 facilities served fifteen customers. No one customer accounted for in excess of 50% of data center revenue in the 12 months ended December 31, 2025 or 2024.

Cloud Services

WhiteFiber’s cloud services customer base also is comprised of two primary types of customers:

●	Direct end users — these customers primarily leverage WhiteFiber’s computing power for model training and inference.

●	GPU marketplaces — these platforms resell WhiteFiber’s computing power to their own end users. Since WhiteFiber does not have direct visibility into their end-user base, there may be some overlap among end users across different marketplaces.

WhiteFiber currently provides cloud services at Blönduos Campus, Iceland, where it leases capacity to house its GPUs. During 2025, our HPC data center in Iceland had contracts with 21 customers. DNA Fund accounted for approximately 11.5% of our revenue during the 12 months ended December 31, 2025. We did not generate any revenue from DNA Fund in 2024.

Our Initial Customer accounted for approximately 70.7% of its revenue during the 12 months ended December 31, 2025 and 96.6% of its revenues through December 31, 2024. As of the report date, WhiteFiber and the Initial Customer are engaged in ongoing discussions regarding a potential resolution of the existing service agreements following the agreed pause of services. No definitive agreement has been reached. Following the service pause, WhiteFiber has redeployed the GPUs previously allocated to the Initial Customer to three other customers. Based on WhiteFiber’s current customer mix and contracted capacity for 2026, a limited number of customers are expected to represent a significant portion of WhiteFiber’s cloud services revenue. While WhiteFiber is actively expanding and diversifying it’s customer base, WhiteFiber’s results may continue to be influenced by the performance and contractual arrangements of these customers.

WhiteFiber has leased additional capacity to install our data center in Atlanta, Georgia, USA to expand our cloud services offering. The capacity leases commenced in February 2026. WhiteFiber also intends to lease additional capacity to expand our cloud services offering

Global Logistics and Tariffs

Global supply logistics have caused delays across all distribution channels, impacting the HPC, AI and ML markets. Delivery schedules for specialized equipment, such as high-performance computing systems, AI hardware, and necessary infrastructure components, have been affected due to constraints on globalized supply chains. These constraints extend to procuring construction materials and specialized electricity distribution equipment required to develop HPC, AI and ML facilities. Efforts to mitigate delivery delays are ongoing to avoid materially impacting deployment schedules; however, there are no assurances that such mitigation efforts will continue to be successful. To help address global supply logistics and pricing concerns, WhiteFiber has implemented proactive measures such as procuring and holding required materials. WhiteFiber continuously monitors developments in the global supply chain which is necessary to assess their potential impact on its expansion plans within the HPC, AI and ML markets. This monitoring includes evaluating the impact of international trade policies and tariffs, which may affect the cost or availability of key components source from abroad and, in turn, impact its expansion timelines or capital expenditure.

Data center construction relies heavily on steel, copper, aluminum, electrical components and HVAC systems, some of which WhiteFiber is sourcing from Mexico and Canada. The tariffs the U.S. has imposed, or has considered imposing, on Canadian steel, aluminum and copper imports, are expected to increase the cost of WhiteFiber’s potential projects in the U.S. Similarly, reciprocal tariffs imposed by Canada on WhiteFiber’s projects in Canada on U.S. exports could see cost increases for imported power infrastructure, networking hardware, and construction equipment.

Regulatory Landscape

The regulatory landscape surrounding WhiteFiber data centers and cloud services is evolving rapidly, and WhiteFiber anticipates increased scrutiny and potential regulation in the near- and long-term. These developments may have a material adverse effect on WhiteFiber’s business and financial condition.

WhiteFiber is subject to the laws and regulations of various jurisdictions and governmental agencies affecting its operations and the sale of its infrastructure and services in areas including, but not limited to: AI, intellectual property; tax; import and export requirements; anti-corruption; economic and trade sanctions; national security and foreign investment; foreign exchange controls and cash repatriation restrictions; data privacy and security requirements; competition; advertising; employment; product regulations; environment, health and safety requirements; and consumer laws.

Although there is no assurance that existing or future governmental laws and regulations applicable to its operations and the sale of its infrastructure services will not have a material adverse effect on WhiteFiber’s capital expenditures operating results and competitive position, it does not currently anticipate material expenditures for complying with government regulations. Nevertheless, WhiteFiber believes that global trade regulations could potentially have a material impact on its business.

As a global company, the import and export of WhiteFiber’s infrastructure services and technology are subject to laws and regulations including international treaties, U.S. export controls and sanctions laws, customs regulations, and local trade rules around the world. For example, all acquisitions of control (whether direct or indirect) of Canadian businesses by non-Canadians may be subject to review on grounds that the investment could be injurious to national security. Following the filing of the required Investment Canada Act notification in respect of WhiteFiber’s acquisition of Enovum, WhiteFiber received written notification from the Minister of Innovation, Science and Industry of Canada (the “Minister”), that the acquisition may be subject to a national security review. Following review of information we provided, Bit Digital executed a “Commitment Letter” to the Minister which provides for the following: (i) commitment to maintain one Canadian on the board of Enovum Inc.; (ii) commitment to maintain or improve Enovum’s security controls for personnel, physical security and the internal network, the terms of the Commitment Letter the Company is complying with (iii) commitment to send a list of Enovum’s current clients to office of the Minister of Innovation, Science and Industry on an annual basis. The Company is complying with the terms of the Commitment Letter.

The scope, nature, and severity of such controls varies widely across different countries and may change frequently over time. Such laws, rules, and regulations may delay the introduction of WhiteFiber’s infrastructure and services or impact its competitiveness through restricting its ability to do business in certain places or with certain entities and individuals. For example, the U.S. Department of Commerce continues to add firms to the Entity List. These export restrictions, which would require that WhiteFiber obtain licenses from the U.S. Department of Commerce to allow it to export infrastructure services to such listed firms, which could limit or prevent it from doing business with certain potential customers or potential suppliers. Additionally, although the U.S. Department of Commerce has withdrawn its AI diffusion rules, which would have imposed worldwide limits on AI chip exports used to create computer clusters, it plans to issue a replacement rule in the future and continues to strengthen other existing export controls on advanced AI chips. These restrictive governmental actions, and any similar measures that may be imposed on U.S. companies by other governments, could limit its ability to conduct business globally.

Additionally, there are growing concerns about the ethical implications and potential misuse of AI and machine learning. Governments and regulatory bodies are considering measures to ensure the responsible development and deployment of AI systems, including transparency, accountability, and fairness guidelines. WhiteFiber is closely monitoring these developments and will dedicate its best efforts to adhere to any upcoming regulations or industry best practices.

As a company operating at the intersection of data center, cloud and HPC hosting services, WhiteFiber is committed to maintaining a proactive and adaptive approach to regulatory compliance. WhiteFiber closely monitors legislative and regulatory developments and engages in dialogue with relevant stakeholders to ensure its business practices align with the evolving legal and regulatory framework. Despite the uncertainties posed by the changing regulatory landscape, WhiteFiber remains committed to delivering innovative and responsible solutions in the data center, cloud and HPC hosting markets while prioritizing compliance and risk management. However, if WhiteFiber fails to comply with applicable laws and regulations, it may be subject to significant liabilities, including fines and penalties, and its business, financial condition, or results of operations could be adversely affected.

Human Capital / Employees

As of December 31, 2025, we and our subsidiaries collectively employed 104 full-time employees, across our entire organization. All employees work full-time, none of whom are covered by a collective bargaining agreement. We engage third-party contractors and consultants on an as-needed basis. At the parent company level, our management includes our CEO, Samir Tabar, our CFO, Erke Huang, and our CAO, Justin Zhu with 21 employees. WhiteFiber employed 83 full-time employees who support cloud and data center operations, infrastructure development, and corporate functions. The Company also engages consultants for advisory services to support our business activities. We focus on attracting and retaining skilled technical and operational personnel through competitive compensation, benefits, and performance-based incentives aligned with our business objectives. Management oversees human capital matters, with an emphasis on workforce safety, operational reliability, and compliance with applicable labor and employment laws. We also engage consultants and other third-party providers to support our business activities.

We are a remote-first Company. We believe that allowing our employees to work in the location that best suits them provides us access to a larger talent pool and a sustained advantage in hiring and retaining employees and consultants in the United States and worldwide.

Human capital management is critical to our ongoing business success, which requires investing in our people. Our aim is to create a highly engaged and motivated workforce where employees are inspired by leadership, engaged in purpose-driven, meaningful work, and have opportunities for growth and development. We are committed to creating and maintaining a work environment in which employees are treated with respect and dignity. We value our diverse employees, and provide career and professional development opportunities that foster the success of our Company.

We are committed to the principles of equal employment and complying with all federal, state, and local laws providing equal employment opportunities, and all other employment laws and regulations. It is our intent to maintain a work environment that is free of harassment, discrimination, or retaliation because of age, race, color, national origin, ancestry, religion, sex, sexual orientation (including transgender status, gender identity or expression), pregnancy (including childbirth, lactation, and related medical conditions), physical or mental disability, genetic information (including testing and characteristics), veteran status, uniformed servicemember status, or any other status protected by federal, state, or local laws. We are dedicated to the fulfillment of this policy in regard to all aspects of employment, including but not limited to recruiting, hiring, placement, transfer, training, promotion, rates of pay, and other compensation, termination, and all other terms, conditions, and privileges of employment.

Our Compensation Committee is also actively involved in reviewing and approving executive compensation, and succession plans so that we have leadership in place with the requisite skills and experience to deliver results the right way. We offer fair, competitive compensation and benefits appropriate for a company of our size that supports our employees. While we do not offer health benefits, we do offer 401(k) plans with 100% matching of employees’ contributions subject to IRS limitations.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act, are filed with the U.S. Securities and Exchange Commission (the “SEC”). We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements, and other information with the SEC. Such reports and other information filed by us with the SEC are available free of charge on our website at www.bit-digital.com when such reports are available on the SEC’s website at www.sec.gov.

We announce material information to the public through filings with the SEC, the investor relations page on our website at www.bit-digital.com, press releases, public conference calls and public webcasts. The information disclosed through the foregoing channels are intended to be sources of material information about the Company. As such, we encourage investors, the media and others to follow the channels listed above and to review the information disclosed through such channels. Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations page on our website.

The information contained on, or accessible through, our website is not a part of, and is not incorporated into, this Annual Report. We have included our website address only as an inactive textual reference and do not intend it to be an active link to our website. You should not rely on our website or any such information in making your decision whether to purchase our Ordinary Shares.

Item 1A. Risk Factors

Ownership of our securities involves a high degree of risk. You should carefully consider the risks described below, together with all other information contained in or incorporated by reference into this Annual Report on Form 10-K, including our audited financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The following discussion highlights material risks that could adversely affect our business, financial condition, results of operations, cash flows, liquidity, prospects and the trading price of our Ordinary Shares.

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

Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the risks actually occur, our business could be materially harmed and the market price of our ordinary shares could decline, and you could lose all or part of your investment.

General Risks

We have a history of operating losses, and we may not be able to sustain profitability; we have recently shifted our emphasis from our digital assets mining business to the ETH staking and treasury business and we may not be continuously successful in this business.

Although we have experienced profitability from our cloud services and HPC data centers, which are presently operated by our subsidiary WhiteFiber, Inc., our current business, including our growth strategy for our business, involves industries that are new and constantly evolving and is subject risks, many of which are discussed below. See “Risks Related to Digital Asset Prices, Network Dynamics and Treasury Holdings” below.

Our results of operations may fluctuate significantly and may not fully reflect the underlying performance of our business.

Our results of operations, including the levels of our net revenues, expenses, net loss and other key metrics, may vary significantly in the future due to a variety of factors, some of which are outside of our control, and period-to-period comparisons of our operating results may not be meaningful, especially given our limited operating history in the area of digital assets. As a result of adverse factors described below, there can be no assurance we will achieve and maintain profitability.

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

We seek to acquire digital asset-related businesses around the globe. However, we cannot offer any assurance that acquisitions of businesses, assets and/or entering into strategic alliances or joint ventures will be successful. We may not be able to find suitable partners or acquisition candidates and may not be able to complete such transactions on favorable terms, if at all. If we make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing infrastructure. In addition, in the event we acquire any existing businesses, we could assume unknown or contingent liabilities.

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

We may evaluate and consider strategic investments, combinations, joint-ventures, acquisitions or alliances in the digital asset “ecosystem” and related businesses around the globe. These transactions could be material to our financial condition and results of operations if consummated. If we are able to identify an appropriate business opportunity, we may not be able to successfully consummate the transaction and, even if we do consummate such a transaction, we may be unable to obtain the benefits or avoid the difficulties and risks of such transaction.

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

Our success and future growth will depend to a significant degree on the skills and services of our management team, including Mr. Sam Tabar, our Chief Executive Officer, Mr. Erke Huang, our Chief Financial Officer and Mr. Justin Zhu, our Chief Accounting Officer and Senior Vice President of Finance. We will need to continue to grow our management in order to alleviate pressure on our existing team and in order to continue to develop our business. If our management team, including any new hires that we may make, fails to work together effectively and to execute our plans and strategies on a timely basis, our business could be harmed. Furthermore, if we fail to execute an effective contingency or succession plan with the loss of any member of management, the loss of such management personnel may significantly disrupt our business.

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

As of December 31, 2025, we concluded that our internal control over financial reporting contained no material weaknesses. We will continue to periodically review our internal control over financial reporting as part of our ongoing efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act.

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

Cyberattacks and security breaches of our systems, or those impacting our third parties, could adversely impact our brand and reputation and our business, operating results, and financial condition.

As a result, any actual or perceived security breach of our systems or our third-party partners may:

●	harm our reputation and brand;

●	interrupt our operations;

●	result in improper disclosure of data and violations of applicable privacy and other laws;

●	result in significant regulatory scrutiny, investigations, fines, penalties, and other legal, regulatory, and financial exposure;

●	cause us to incur significant remediation costs;

●	divert the attention of management from the operation of our business; and

●	adversely affect our business and operating results.

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

Although we have developed systems and processes designed to protect the data we manage, prevent data loss and other security breaches, effectively respond to known and potential risks, and expect to continue to expend significant resources to bolster these protections, there can be no assurance that these security measures will provide absolute security or prevent breaches or attacks. We have experienced from time to time, and may experience in the future, breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities, or other irregularities. Unauthorized parties have attempted, and we expect that they will continue to attempt, to gain access to its systems and facilities, as well as those of our customers, partners, and third-party service providers, through various means, including hacking, social engineering, phishing, and attempting to fraudulently induce individuals (including employees, service providers, and our customers) into disclosing usernames, passwords, payment card information, or other sensitive information, which may, in turn, be used to access our cloud services. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, and insiders. Certain threat actors may be supported by significant financial and technological resources, making them even more sophisticated and difficult to detect. As a result, our costs and the resources we devote to protecting against these advanced threats and their consequences may continue to increase over time.

Our operations may be negatively affected if we are unable to obtain, develop and retain key personnel and skilled labor forces.

We must attract, develop and retain executive officers and other professional, technical and labor forces with the skills and experience necessary to successfully manage, operate and grow. We have recently hired certain key personnel for the Company. However, competition for these employees is high, due, in part, to the nascent workforce in the digital asset “ecosystem.” In some cases, competition for these employees is on a regional, national, or global basis. At times of low unemployment, it can be difficult for us to attract and retain qualified and affordable personnel. A shortage in the supply of skilled personnel creates competitive hiring markets, increased labor expenses, decreased productivity and potentially lost business opportunities to support our operating and growth strategies. Additionally, if we are unable to hire employees with the requisite skills, we may be forced to incur significant training expenses. As a result, our ability to maintain productivity, relationships with customers, competitive costs, and quality services is limited by the ability to employ, retain and train the necessary skilled personnel and could negatively affect its results of operations, financial position and cash flows.

We have an evolving business model which is subject to various uncertainties.

As digital asset platforms become more widely available, we expect the services and products associated with them to evolve. In order to stay current with the industry, our business model requires us to evolve as well. From time to time, we have modified and will continue to modify aspects of our business model relating to our strategy. We cannot offer any assurance that these or any other modifications will be successful or will not result in harm to our business. We may not be able to manage growth effectively, which could damage our reputation, limit our growth and negatively affect our operating results. Further, we cannot provide any assurance that we will successfully identify all emerging trends and growth opportunities in this business sector, and we may lose out on those opportunities. Such circumstances could have a material adverse effect on our business, prospects or operations.

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

Changes to federal, state, local and foreign tax laws have the ability to benefit or adversely affect our earnings and our customer costs. Significant changes to corporate tax rates could result in the impairment of deferred tax assets that are established based on existing law at the time of deferral. A number of factors may increase WhiteFiber’s future effective income tax rate, including:

●	Governmental authorities increasing taxes or eliminating deductions, particularly the depletion deduction.

●	The jurisdictions in which earnings are taxed.

●	The resolution of issues arising from tax audits with various tax authorities.

●	Changes in the valuation of our deferred tax assets and liabilities.

●	Adjustments to estimated taxes upon finalization of various tax returns.

●	Changes in available tax credits.

●	Changes in stock-based compensation.

●	Other changes in tax laws.

●	The interpretation of tax laws and/or administrative practices.

●	Our operations could be negatively impacted by import tariffs and/or other government mandates.

Our operations are subject to environmental laws and regulations that may increase costs of operations, impact or limit business plans, or expose us to environmental liabilities.

We are subject to environmental laws and regulations affecting many aspects of our operations, including those affecting the operation of digital asset platforms. These laws and regulations can increase capital, operating and other costs; cause delays as a result of litigation and administrative proceedings; and create environmental compliance, remediation, containment, monitoring and reporting obligations for construction materials facilities. Environmental laws and regulations can also require us to install pollution control equipment at facilities where it operates, and correct environmental hazards, including payment of all or part of the cost to remediate sites where activities of other parties, caused environmental contamination. These laws and regulations generally require us to obtain and comply with a variety of environmental licenses, permits, inspections and other approvals. Although we strive to comply with all applicable environmental laws and regulations, public and private entities and private individuals may interpret our legal or regulatory requirements differently and seek injunctive relief or other remedies against us. We cannot predict the outcome, financial or operational, of any such litigation or administrative proceedings.

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

In July 2025, we sold an aggregate of 22,000,000 ordinary shares at $3.06 per share pursuant to a registered direct offering. In October 2025, we sold an aggregate of $150 million of 4.0% convertible senior notes due 2030 pursuant to a registered offering. During the year ended December 31, 2025, we sold an aggregate of 30,189,161 ordinary shares for an aggregate price of $2.15, net of offering costs pursuant to an at-the-market offering. We had proceeds of $63.4 million, net of offering costs pursuant to an at-the-market offering.

We cannot assure you our business model will allow us to continue to generate positive cash, given our substantial expenses in relation to our revenue at this stage of our Company’s development. Our inability to offset our expenses with adequate revenue will adversely affect our liquidity, financial condition and results of operations. Although we believe we have adequate cash on hand and have an effective $2.5 billion at-the-market shelf registration statement and anticipated cash flows from operating activities are expected to be sufficient to meet our anticipated working capital requirements and capital expenditures in the ordinary course of business for the next 12 months, we cannot assure you that will be the case. We expect to need additional cash resources in the future as we wish to pursue opportunities for investment, acquisition, capital expenditure or similar actions in order to implement our business plan. We may evaluate financing opportunities from time to time, including through ETH-collateralized financing arrangements, related-party or other investor financing, and other debt or equity financings. The issuance and sale of additional equity would result in further dilution to our shareholders. The incurrence of indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all. Further, if we seek to obtain financing through ETH-collateralized financing arrangements, we may be required to pledge a substantial portion of our ETH and satisfy margin maintenance and other collateral requirements. If the value of the pledged collateral declines, we could be required to post additional collateral, repay indebtedness earlier than anticipated or permit the liquidation of pledged ETH, which could adversely affect our liquidity, financial condition and results of operations.

Our cash balances are held at a number of financial institutions that expose us to their credit risk

We maintain our cash and cash equivalents at financial or other intermediary institutions. The combined account balances at each institution located in the United States typically exceed FDIC insurance coverage of $250,000 per depositor. The combined account balances at each institution located in Iceland typically exceed the deposit guarantee schemes of the equivalent of €100,000 in Icelandic Krona per depositor. As a result, there is a concentration of credit risk related to amounts on deposit in excess of the deposit insurance coverage amounts. At December 31, 2025, substantially all of our cash and cash equivalent balances held at financial institutions exceeded deposit insured limits. While we did not have any direct exposure to Silicon Valley Bank, Signature Bank, or First Republic, which suffered severe liquidity losses during 2023, if other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability, and the ability of our customers, clients and vendors, to access existing cash, cash equivalents and investments, or to access existing or enter into new banking arrangements or facilities, may be threatened and could have a material adverse effect on our business and financial condition.

Risks Related to Digital Asset Prices, Network Dynamics and Treasury Holdings

Volatility in the prices of ETH may materially and adversely affect our business, financial condition and results of operations.

Our revenues, gross margins, liquidity and ability to service obligations depend significantly on prevailing ETH prices and. Prolonged or sharp price declines, or heightened volatility, may impede ETH ecosystem growth or render BTC mining activities unprofitable, reduce the carrying value and liquidity of digital assets held, and decrease investor demand for our securities.

The future development and growth of digital assets are subject to a variety of factors that are difficult to predict and evaluate. If digital assets do not grow as we expect, our business, operating results and financial condition could be adversely affected.

Digital assets built on blockchain technology were only introduced in 2008 and remain in the early stages of development. In addition, different digital assets are designed for different purposes. Ethereum, for instance, was designed to serve as a smart contract and decentralized application platform, while Bitcoin was designed to serve as a peer-to-peer electronic cash system. Many other blockchain networks, ranging from cloud computing to tokenized securities networks, have only recently been established. The further growth and development of any digital assets and their underlying networks and other cryptographic and algorithmic protocols governing the creation, transfer and usage of digital assets and related assets represent a new and evolving paradigm that is subject to a variety of factors that are difficult to evaluate, including:

●	many digital assets and networks have limited operating histories, have not been validated in production, and are still in the process of developing and making significant decisions that will affect the design, supply, issuance, functionality, and governance of their respective digital assets and underlying blockchain networks, any of which could adversely affect their respective digital assets;

●	many blockchain networks are in the process of implementing software upgrades and other changes to their protocols, which could introduce bugs, security risks, or adversely affect the respective blockchain networks;

●	several large networks, including Ethereum and Bitcoin, are developing new features to address fundamental speed, scalability, and energy usage issues. If these issues are not successfully addressed, or if these networks do not achieve widespread adoption, it could adversely affect the underlying digital assets;

●	security issues, bugs, and software errors have been identified with many digital assets and their underlying blockchain networks, some of which have been exploited by malicious actors. There are also inherent security weaknesses in some digital assets, such as when creators of certain blockchain networks use procedures that could allow hackers to counterfeit tokens. Any weaknesses identified with a digital asset could adversely affect its price, security, liquidity, and adoption rate. If one or more malicious actors obtain a majority of the compute or staking power on a digital asset network, as has happened in the past, it may be able to engage in illicit activity, which could cause financial losses to holders, damage the network’s reputation and security, and adversely affect its value;

●	blockchain networks may have consolidated points of failure (such as concentrated ownership or an “admin key”), allowing a small group of holders to have significant unilateral control and influence over key decisions related to their blockchain networks, such as governance decisions and protocol changes, as well as the market price of such digital assets;

●	if rewards and transaction fees for miners or validators on any particular digital asset network are not sufficiently high to attract and retain miners or validators, a blockchain network’s security and speed may be adversely affected, increasing the likelihood of a malicious attack;

●

the governance of many decentralized blockchain networks is by voluntary consensus and open competition, and many developers are not directly compensated for their contributions. As a result, there may be a lack of consensus or clarity on the governance of any particular digital asset network, a lack of incentives for developers to maintain or develop the network, and other unforeseen issues, any of which could result in unexpected or undesirable errors, bugs, or changes, or stymie such network’s utility and ability to respond to challenges and grow; and

●	many blockchain networks are in the early stages of developing partnerships and collaborations, any or all of which may not succeed and adversely affect the usability and adoption of the respective digital assets.

Various other technical issues have also been uncovered from time to time that resulted in disabled functionalities, exposure of certain users’ personal information, theft of users’ assets, and other negative consequences, and which required resolution with the attention and efforts of their global miner, user, and development communities. If any such risks or other risks materialize, and in particular if they are not resolved, the development and growth of digital assets may be significantly affected and, as a result, our business, operating results, and financial condition could be adversely affected.

Ethereum-specific market, technology and regulatory developments may adversely affect the value and liquidity of our ETH holdings and our Treasury Strategy.

The Ethereum network is subject to rapidly evolving technology, competitive dynamics (including alternative Layer 1 and Layer 2 networks), and changing regulatory and market-structure frameworks. Adverse developments—including protocol upgrades with unintended consequences, forks or chain instability, validator concentration, consensus failures, smart contract vulnerabilities, L2 settlement failures, bridge exploits, or regulatory restrictions—could reduce the value or liquidity of ETH and impair our treasury strategy.

Our ETH treasury business model has multiple layers of corporate finance risks.

Our ETH Treasury Strategy has multiple layers of risk based on corporate finance principles and blockchain mechanics, including but not limited to the following:

●

Potential Premium Collapse: Our digital asset treasury relies on equity premiums to raise capital accretively. If share prices fall below NAV, treasury accumulation on our balance sheet may slow down or halt. Decreasing premiums paid for our shares may signal a lack of investor enthusiasm for our ETH Treasury Strategy.

●	Liquidity and Macro Sensitivity: Digital asset treasury company equities are typically high-beta assets. For example, a 20% ETH correction can result in 50% equity drawdowns due to leverage and collapsing premiums.

●

Dilution Fatigue: Repeated capital raises through may desensitize investors. Without yield growth or NAV accretion, new issuances risk being seen as opportunistic liquidity events rather than long-term expansion.

Together, these risks form the structural challenges of our ETH Treasury Strategy. Its success depends on maintaining perpetual premium expansion in a market that is inherently cyclical.

Our ETH Treasury Strategy and any decision to hold digital assets may increase our exposure to market volatility and potential uninsured losses.

Market conditions and operational needs may necessitate longer holding periods, increasing exposure to price swings. If we hold ETH or other digital assets under our treasury strategy, we would be exposed to additional volatility, regulatory, and market structure risks specific to those assets. We are currently exposed to potential uninsured losses to the extent digital asset balances exceed the custodian’s applicable insurance coverage.

Our strategic exposure to ETH may subject us to ETH-specific market, technology, and regulatory risks.

The Ethereum network has distinct market structure, technology, regulatory and liquidity considerations compared to Bitcoin. Adverse developments specific to ETH—including protocol changes, forks, validator dynamics, market dislocations, bridge or DeFi exploits, or regulatory actions—could impair the value or liquidity of our ETH holdings and related strategies.

Operational, Cybersecurity and Custody Risks

Any ETH staking and related activities may expose us to slashing, lock-ups, liquidity, counterparty and operational risks.

Staking requires operational reliability and adherence to protocol rules. Validators that act maliciously or suffer extended downtime can be “slashed,” resulting in a partial loss of staked principal. Staking may also involve unbonding or lock-up periods that reduce liquidity and flexibility, and, where conducted through third-party providers, introduces counterparty and operational risk. Liquid staking or restaking mechanisms may involve additional smart contract risk, rehypothecation or correlation risks, and market liquidity considerations for derivative tokens. Any failure in our validator operations or at a third-party staking provider could result in losses and reputational harm.

Smart contract, bridge, oracle and protocol vulnerabilities could result in loss of digital assets or business interruption.

Decentralized protocols and token standards underpin many Ethereum-based activities. Exploits or failures—whether in widely used standards, core protocol implementations, bridges, or oracles—can cause material losses or network instability. Even if we are not directly exposed to a compromised protocol, contagion effects can depress market prices, reduce liquidity, and disrupt counterparties or service providers on which we rely.

Market structure and liquidity for ETH could deteriorate, impacting our ability to transact or to accurately value our holdings.

We rely on a limited number of venues for price discovery and liquidity. Market events—including exchange or market-maker disruptions, de-platforming of digital asset participants by banks or service providers, stress in stablecoin markets, or regulatory actions that affect trading venues—could reduce liquidity and increase volatility. A lack of reliable liquidity may impair valuation, hedging, or the ability to rebalance our treasury.

ETH price declines or prolonged underperformance versus other digital assets could adversely affect our financial position and capital access.

Our strategy is focused on ETH as our primary treasury asset. Sustained price declines in ETH or underperformance relative to other assets could reduce the carrying value of our digital assets, increase the frequency or magnitude of impairment charges under applicable accounting policies, and diminish our ability to raise capital or maintain compliance with exchange listing standards.

Restaking and correlated risk exposures may amplify losses during stress events.

If we engage in restaking or similar activities that create stacked security obligations or re-use of staked collateral across protocols, we may face correlated losses across multiple positions in a single adverse event. Losses at one protocol could affect the security or liquidity of positions at another, and recovery pathways may be uncertain or prolonged.

Concentration and governance risks in the Ethereum ecosystem could create systemic vulnerabilities.

Concentration of validators among a small number of providers, reliance on a limited set of client implementations, or governance capture by large stakeholders could increase systemic risk. A critical bug in a dominant client, or adverse decisions by influential governance participants, could affect network stability, validator incentives, or ETH economics.

Our treasury strategy and any decision to hold digital assets may increase our exposure to market volatility and potential uninsured losses.

When we hold ETH or other digital assets under our treasury strategy, we are exposed to additional volatility, regulatory, and market structure risks specific to those assets. We are currently exposed to potential uninsured losses to the extent digital asset balances exceed the custodian’s applicable insurance coverage.

Our failure to securely store and manage our fiat currencies and digital assets could adversely affect our business, operating results and financial condition.

We hold cash and store digital assets for our treasury and hold fiat and digital assets for corporate investment and operating purposes. In addition, we store the majority of digital assets at third-party custodians for asset management products.

Securely storing cash and digital assets is integral to the trust we build with our stockholders and our customers. We believe our policies, procedures, operational controls and controls over financial reporting protect us from material risks surrounding the storing of these assets and conflicts of interest. Our controls over financial reporting include, among others, controls over the segregation of corporate digital assets, controls over the investment and staking processes of our treasury, and controls over digital asset withdrawals. Our financial statements and disclosures, as a whole, will be available through periodic filings on a quarterly basis, and compliant with annual audit requirements of Article 3 of Regulation S-X.

Any inability by us to maintain our procedures, perceived or otherwise, could harm our business, operating results and financial condition. Any material failure by us or our partners to maintain the necessary controls, policies, procedures or to manage the digital assets we hold for our own investment and operating purposes could also adversely affect our business, operating results and financial condition. Further, any material failure by us or our partners to maintain the necessary controls or to manage digital assets and funds appropriately and in compliance with applicable regulatory requirements could result in reputational harm, litigation, regulatory enforcement actions, significant financial losses, and result in significant penalties and fines and additional restrictions, which could adversely affect our business, operating results and financial condition.

Reliance on mining pools and other third-party service providers may expose us to counterparty failures, operational issues, and losses.

Our rewards are typically earned via pooled mining. We rely on pool operators to honestly and accurately account for our pro rata share of rewards, maintain operational security, and remit proceeds. Pools may lack insurance for theft or loss, and rewards may be held for varying durations. Any failure, insolvency, cyber event, mispricing, or suspension by a pool operator could delay or reduce our receipts or result in losses. A change in pool fee structures or terms could adversely affect yields.

The theft, loss or destruction of private keys required to access any digital assets held in custody for our own account or for our operational partners may be irreversible. If we are unable to access our private keys or if we experience a hack or other data loss relating to our ability to access any digital assets, it could cause regulatory scrutiny, reputational harm, and other losses.

Digital assets are generally controllable only by the possessor of the unique private key relating to the digital wallet in which the digital assets are held. While blockchain protocols typically require public addresses to be published when used in a transaction, private keys must be secured and kept private in order to prevent a third party from accessing the digital assets held in such a wallet. To the extent that any of the private keys relating to our wallets containing digital assets held for our own account or for our customers is lost, destroyed, or otherwise compromised or unavailable, and no backup of the private key is accessible, we will be unable to access the digital assets held in the related wallet. Further, we cannot provide assurance that our wallets will not be hacked or compromised. Digital assets and blockchain technologies have been, and may in the future be, subject to security breaches, hacking, or other malicious activities. Any loss of private keys relating to, or hack or other compromise of, digital wallets used to store our customers’ digital assets could adversely affect our customers’ ability to access or sell their digital assets, require us to reimburse our customers for their losses, and subject us to significant financial losses in addition to losing customer trust in us and our products. As such, any loss of private keys due to a hack, employee or service provider misconduct or error, or other compromise by third parties could hurt our brand and reputation, result in significant losses, and adversely affect our business, operating results, and financial condition.

We utilize custodians to mitigate the risks associated with the loss or theft of keys. Cold wallet private key materials are stored and secured at facilities within the United States and internationally. We store the substantial majority of our own digital asset holdings utilizing market-standard storage solution.

Risks Related to WhiteFiber’s Operations

WhiteFiber’ s business depends upon the demand for data centers.

WhiteFiber is in the business of owning, acquiring, developing and operating data centers. A reduction in the demand for data center space, power or connectivity would have a greater adverse effect on its business and financial condition than if its assets were devoted to a less specialized use. WhiteFiber’s substantial development activities make it particularly susceptible to general economic slowdowns, as well as adverse developments in the data center, Internet, AI and data communications and broader technology industries. It is not possible for WhiteFiber to predict the future level of demand for its services that will be generated by these customers or the future demand for the products and services of these customers. Any such slowdown or adverse development could lead to reduced corporate IT spending or reduced demand for data center space. Changes in industry practice or in technology could reduce demand for the physical data center space WhiteFiber provides. In addition, WhiteFiber’s customers may choose to develop new data centers or expand their own existing data centers or consolidate into data centers that WhiteFiber does not own or operate, which could reduce demand for WhiteFiber’s newly developed data centers or result in the loss of one or more key customers. If any of WhiteFiber’s key customers were to do so, it could result in a loss of business to WhiteFiber or put pressure on its pricing. Mergers or consolidations of technology companies could reduce further the number of its customers and potential customers and make WhiteFiber more dependent on a more limited number of customers. If WhiteFiber’s customers merge with or are acquired by other entities that are not its customers, they may discontinue or reduce the use of WhiteFiber’s data centers in the future. WhiteFiber’s financial condition, results of operations, cash flow, cash available for distribution and ability to satisfy its debt service obligations could be materially adversely affected as a result of any or all of these factors.

WhiteFiber depends upon third-party suppliers for power, and is vulnerable to service failures and price increases by such suppliers and to volatility in the supply and price of power in the open market.

WhiteFiber relies on third parties to provide power to its data centers, and it cannot ensure that these third parties will deliver such power in adequate quantities or on a consistent basis. WhiteFiber is also reliant on third parties to deliver additional power capacity to support the growth of our business. If the amount of power available to WhiteFiber is inadequate to support its customer requirements, it may be unable to satisfy its obligations to its customers or grow its business. In addition, WhiteFiber’s data centers may be susceptible to power shortages and planned or unplanned power outages caused by these shortages. Power outages may last beyond WhiteFiber’s backup and alternative power arrangements, which would harm its customers and its business. Any loss of services or equipment damage could adversely affect both WhiteFiber’s ability to generate revenues and its operating results, harm its reputation and potentially lead to customer disputes or litigation.

WhiteFiber’s purchase orders with hardware manufacturers include extended delivery schedules.

WhiteFiber relies on third parties to timely obtain an adequate delivery of hardware. WhiteFiber’s purchase orders with hardware manufacturers include extended delivery schedules spanning several months before the hardware is delivered to our facilities. These fluctuations in delivery timelines necessitate careful planning and advanced purchasing strategies to ensure WhiteFiber can acquire hardware well before their anticipated deployment. Failure to adequately plan for such fluctuations could have a material adverse effect on WhiteFiber’s business, prospects, results of operations and financial condition.

WhiteFiber depends on third parties to provide network connectivity to the customers in its data centers and any delays or disruptions in connectivity may materially adversely affect its operating results and cash flow.

WhiteFiber is not a telecommunications carrier. WhiteFiber believes that the availability of carrier capacity will directly affect its ability to achieve its projected results. Any carrier may elect not to offer its services within WhiteFiber’s data centers. Any carrier that has decided to provide network connectivity to WhiteFiber’s data centers may not continue to do so for any period of time. Further, some carriers are experiencing business difficulties or have announced consolidations. As a result, some carriers may be forced to downsize or terminate connectivity within WhiteFiber’s data centers, which could have an adverse effect on the business of WhiteFiber’s customers and, in turn, its own operating results.

WhiteFiber’s data centers may require construction and operation of a sophisticated redundant fiber network. The construction required to connect multiple carrier facilities to data centers is complex and involves factors outside of WhiteFiber’s control, including regulatory requirements and the availability of construction resources. WhiteFiber has obtained the right to use network resources owned by other companies, in order to attract telecommunications carriers and customers to its portfolio. If the establishment of highly diverse network connectivity to WhiteFiber’s data centers does not occur, is materially delayed or is discontinued, or is subject to failure, WhiteFiber’s operating results and cash flow may be materially adversely affected. Additionally, any hardware or fiber failures on this network may result in significant loss of connectivity to WhiteFiber’s data centers. This could negatively affect WhiteFiber’s ability to attract new customers or retain existing customers, which could have an adverse effect on its business, financial condition and results of operations.

Any failure of WhiteFiber’s physical or information technology or operational technology infrastructure or services could lead to significant costs and disruptions.

WhiteFiber’s business depends on providing customers with highly reliable services, including with respect to power supply, physical security, cybersecurity, and maintenance of environmental conditions. WhiteFiber may fail to provide such services because its operations are vulnerable to, among other things, mechanical or telecommunications failure, power outage, human error, physical or electronic security breaches, cyberattacks, ransomware attacks, war, terrorism, fire, earthquake, pandemics, hurricane, flood and other natural disasters, sabotage and vandalism.

Substantially all of WhiteFiber’s customer agreements include terms requiring it to meet certain service level commitments. Any failure to meet these or other commitments or any equipment damage in WhiteFiber’s data centers due to any reason could subject us to contractual liability, including service level credits against customer rent payments, legal liability and monetary damages, regulatory sanctions, or, in certain cases of repeated failures, the right by the customer to terminate the agreement. Service interruptions, equipment failures or security breaches could also materially impact our brand and reputation globally and lead to customer contract terminations or non-renewals and an inability to attract customers in the future.

Any disruption of service experienced by certain of WhiteFiber’s third-party service providers, or its ineffective management of relationships with third-party service providers could harm its business, financial condition, operating results, cash flows and prospects.

WhiteFiber relies on several third-party service providers for services that are essential to its business model, the most important of which are its suppliers of power, electrical equipment (including GPU servers), building materials, and construction services. Additionally, as WhiteFiber builds its cloud service business, it also expects to rely on third parties to lease or sell us equipment which it then leases to certain of its cloud service and colocation data center customers. In addition, it may depend upon outside advisors who may not be available on reasonable terms as needed, or at all. To supplement the business experience of its officers and directors, WhiteFiber may be required to employ technical experts, appraisers, attorneys, or other consultants or advisors. If these third parties or other outside advisors experience difficulty providing the services WhiteFiber requires, or if they experience disruptions or financial distress or cease operations temporarily or permanently, or if the products they supply are defective or cease to operate for any reason, it could make it difficult for WhiteFiber to execute its operations. If WhiteFiber is unsuccessful in identifying or finding highly qualified third-party service providers or employees, if WhiteFiber fails to negotiate cost-effective relationships with them or if WhiteFiber is ineffective in managing and maintaining these relationships, it could materially and adversely affect WhiteFiber’s business and its financial condition, operating results, cash flows and prospects.

Any delays or unexpected costs in the development of any new properties acquired for development may delay and harm WhiteFiber’s growth prospects, future operating results and financial condition.

WhiteFiber intends to build out additional WhiteFiber data centers in the future based on signed letters of intent at significant cost. WhiteFiber’s successful development of this and future projects is subject to many risks, including those associated with:

●	delays in construction, or changes to the plans or specifications;

●	budget overruns, increased prices for raw materials or building supplies, or lack of availability and/or increased costs for specialized data center components, including long lead time items such as generators;

●	construction site accidents and other casualties;

●	financing availability, including our ability to obtain construction financing and permanent financing, or increases in interest rates or credit spreads;

●	labor availability, costs, disputes and work stoppages with contractors, subcontractors or others that are constructing the project;

●	failure of contractors to perform on a timely basis or at all, or other misconduct on the part of contractors;

●	access to sufficient power and related costs of providing such power to our customers;

●	environmental issues;

●	supply chain constraints;

●	fire, flooding, earthquakes and other natural disasters;

●	pandemics;

●	geological, construction, excavation and equipment problems; and

●	delays or denials of entitlements or permits, including zoning and related permits, or other delays resulting from requirements of public agencies and utility companies, including as a result of local community resistance or protests in response to the development of new data centers.

In addition, development activities, regardless of whether they are ultimately successful, also typically require a substantial portion of management’s time and attention. This may distract WhiteFiber’s management from focusing on other operational activities of our business. If WhiteFiber is unable to complete development projects successfully and on a timely basis, its business may be adversely affected.

WhiteFiber’s ongoing investment in retrofitting data centers involves infrastructure and technologies which is inherently risky, and could divert management attention and harm its business, financial condition, and operating results.

WhiteFiber’s ongoing investments that it is making in infrastructure, research and development augment its data center capabilities, reflect WhiteFiber’s ongoing efforts to innovate and provide products and services that are helpful to its customers. However, these investments may not be commercially viable or may not result in an adequate return of capital. These endeavors involve significant risks and uncertainties, including diversion of resources and management attention from current operations, different monetization models, and the use of alternative investment, governance, or compensation structures that may fail to adequately align incentives across WhiteFiber or otherwise accomplish their objectives.

Even if this additional space available for lease at any one of its data centers, its ability to lease this space to existing or new customers could be constrained by its ability to provide sufficient electrical power.

As current and future customers increase their power footprint in WhiteFiber’s data centers over time, the corresponding reduction in available power could limit WhiteFiber’s ability to increase occupancy rates or network density within WhiteFiber’s existing or future data centers. Furthermore, WhiteFiber’s aggregate maximum contractual obligation to provide power and cooling to its customers may exceed the physical capacity at such data centers if customers were to quickly increase their demand for power and cooling. If WhiteFiber is not able to increase the available power and/or cooling or move the customer to another location within its data centers with sufficient power and cooling to meet such demand, it could lose the customer, as well as be exposed to liability under our customer agreements. In addition, our power and cooling systems are difficult and expensive to upgrade. Accordingly, WhiteFiber may not be able to efficiently upgrade or change these systems to meet new demands without incurring significant costs that it may not be able to pass on to our customers. Any such material loss of customers, liability or additional costs could adversely affect our business, financial condition and results of operations.

If WhiteFiber fails to effectively manage its growth, its business, financial condition and results of operations could be harmed.

WhiteFiber is a development stage company with a small management team and is subject to the strains of ongoing development and growth, which will place significant demands on its management and its operational and financial infrastructure. Although WhiteFiber may not grow as it expects, if it fails to manage its growth effectively or to develop and expand its managerial, operational and financial resources and systems, its business and financial results would be materially harmed.

Impact of advancements in AI on demand for AI and WhiteFiber data centers may reduce the need for HPCs and AI-specific data center infrastructure, which could have an adverse effect on WhiteFiber’s business, results of operations, and financial condition.

The AI industry is rapidly evolving, with continuous improvements in algorithms, software efficiencies, and hardware capabilities. Emerging AI technologies, such as demonstrated by DeepSeek, may allow for complex AI operations to be executed with significantly less computing power than is currently required. This reduction in computational intensity could decrease the demand for specialized computing and HPC data center services. If AI developers are able to achieve the same or better performance outcomes with more energy-efficient, cost-effective, or less resource-intensive technologies, they may adjust their need for large-scale, high capacity data center solutions. This shift could have an adverse effect on WhiteFiber’s business, results of operations, and financial condition. We continuously monitor industry trends and invest in innovation to mitigate these risks. However, there is no assurance that we will be able to anticipate or respond effectively to such changes, which could have an adverse effect on our business, results of operations, and financial condition.

WhiteFiber’s customers frequently make advance payments based on anticipated future usage.

In its cloud service business, customers often make advance payments as deposits for future usage of our services. If we are unable to meet the contract requirements or deliver GPU clusters to their satisfaction for any reason, we may be obligated to refund these deposits.

In its colocation Data Center Hosting Business, customers typically pay a month in advance based on their projected demand. If WhiteFiber is unable to provide the services as expected for any reason, it would be required to issue a credit or refund the difference to the customer. Any such refunds or issuances of credit could have an adverse effect on its business, results of operations, and financial condition.

Dependence on joint ventures and other local partners could adversely affect WhiteFiber’s profits.

WhiteFiber intends to conduct some operations through joint ventures in which unaffiliated third parties may control or have significant influence on the operations of the joint venture. As with any joint venture arrangement, differences in views among the joint venture participants may result in the joint venture operating in a manner that is contrary to WhiteFiber’s preference, delayed decisions or in failures to agree on major issues. These factors could have a material adverse effect on the business and results of operations of its joint ventures and, in turn, its business and combined results of operations. In addition to joint ventures, WhiteFiber may rely on local third-party partners in foreign jurisdiction, as it does in Iceland, to provide various services in support of its cloud services and HPC data center businesses, including installation, service and technical support, as well as the provision of equipment and personnel. If a local partner is unwilling or unable to deliver its services for any reason including, but not limited to, a dispute with WhiteFiber, the deterioration of its financial condition or a loss of personnel, WhiteFiber may be unable to engage an alternative partner or subcontractors to perform the same services, or on terms substantially similar to those with its existing partners. The failure to do so may cause us to breach the terms of existing contracts, impede WhiteFiber’s ability to complete orders, and/or result in damage to our customer relationships in that jurisdiction, any of which may damage WhiteFiber’s reputation and have a material adverse effect on its business in the impacted jurisdiction.

WhiteFiber’s operations may be negatively affected if it is unable to obtain, develop and retain key personnel and skilled labor forces.

WhiteFiber must attract, develop and retain executive officers and other professional, technical and labor forces with the skills and experience necessary to successfully manage, operate and grow. WhiteFiber has recently hired certain key personnel, as well as the management team of Enovum. However, competition for these employees is high, due, in part, to the nascent HPC Business workforce. In some cases, competition for these employees is on a regional, national, or global basis. At times of low unemployment, it may be difficult for WhiteFiber to attract and retain qualified and affordable personnel. A shortage in the supply of skilled personnel creates competitive hiring markets, increased labor expenses, decreased productivity and potentially lost business opportunities to support WhiteFiber’s operating and growth strategies. Additionally, if WhiteFiber is unable to hire employees with the requisite skills, it may be forced to incur significant training expenses. As a result, WhiteFiber’s ability to maintain productivity, relationships with customers, competitive costs, and quality services is limited by the ability to employ, retain and train the necessary skilled personnel and could negatively affect its results of operations, financial position and cash flows.

WhiteFiber faces intense competition in its data centers operations and may not be able to compete with other companies. If WhiteFiber does not continue to innovate in the design and management of data centers in order to offer innovative solutions to store, process and manage digital information, including artificial intelligence (“AI”) and machine learning (“ML”) applications, to its customers and partners, it may not remain competitive, which could harm its business, financial condition, data centers and operating results.

WhiteFiber may not be able to compete successfully against present or future competitors. WhiteFiber does not have the capital resources to compete with larger providers of similar data centers at this time. WhiteFiber’s data centers business environment is rapidly evolving and intensely competitive, and it faces frequent introductions of rival solutions and new technologies. To compete successfully, WhiteFiber must, among other things, accurately anticipate data center technology developments and innovate data centers’ design, management and technologies in a timely manner. As its data centers business evolves, the competitive pressure to innovate will encompass a wider range of technologies and solutions. WhiteFiber must continue to invest significant resources in personnel, technical infrastructure and R&D, including through acquisitions, in order to advance/innovate its data centers. With the limited resources WhiteFiber has available, it may experience difficulties in expanding and improving its data centers. Competition from existing and future competitors, particularly those better capitalized, could result in its inability to secure acquisitions and partnerships that it may need to expand its data centers business in the future. This competition from other entities with greater resources, experience and reputation may result in WhiteFiber’s failure to maintain or expand its data center business, as it may never be able to successfully execute its business plan. If WhiteFiber is unable to expand and remain competitive, its business could be negatively affected, which would have an adverse effect on the trading price of WhiteFiber Ordinary Shares, which would harm its investors.

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

WhiteFiber’s business has and is expected to continue to have significant customer concentration.

WhiteFiber generates a large portion of its revenue from a small number of customers. There are inherent risks whenever a large percentage of total revenue is concentrated with a limited number of customers. If WhiteFiber were to lose one or more of its customers, its operating results could be materially adversely affected.

As of December 31, 2025, WhiteFiber’s data center served fifteen customers. No one customer accounted for in excess of 50% of data center revenue in the 12 months ended December 31, 2025 or 2024. During fiscal year 2023, 12 customers accounted for all of WhiteFiber’s revenue. During 2025, WhiteFiber’s HPC data center in Iceland had contracts with twenty one customers. DNA Fund accounted for approximately 11.5% of cloud services revenue during the 12 months ended December 31, 2025. WhiteFiber did not generate any revenue from DNA Fund in 2024. WhiteFiber’s Initial Customer accounted for approximately 70.7% of cloud services revenue during the 12 months ended December 31, 2025 and 96.6% of cloud services revenues through December 31, 2024. As of the report date, WhiteFiber and the Initial Customer are engaged in ongoing discussions regarding a potential resolution of the existing service agreements following the agreed pause of services. No definitive agreement has been reached. Following the service pause, WhiteFiber has redeployed the GPUs previously allocated to the Initial Customer to three other customers. Based on WhiteFiber’s current customer mix and contracted capacity for 2026, a limited number of customers are expected to represent a significant portion of cloud services revenue. While WhiteFiber is actively expanding and diversifying its customer base, WhiteFiber’s results may continue to be influenced by the performance and contractual arrangements of these customers.

WhiteFiber expects that the limited number of customers will continue to account for a high percentage of its revenue for the foreseeable future. In addition, demand for WhiteFiber’s services generated by these customers may fluctuate significantly from quarter to quarter. The concentration of its customer base increases risks related to the financial condition of its customers, and the deterioration in financial condition of a single customer or the failure of a single customer to perform its obligations could have a material adverse effect on its results of operations and cash flow. In the event that any of WhiteFiber’s customers experience a decline in their equipment usage for any reason, or decide to discontinue the use of WhiteFiber’s facilities, we may be compelled to lower its prices or risk losing a significant customer. Such developments could adversely affect WhiteFiber’s profit margins and financial position, leading to a negative impact on its revenue and operational results.

Cloud Service Development Related Risks

WhiteFiber’s cloud service technology and infrastructure may not operate properly or as it expects them to, which could cause WhiteFiber to incur fines and monetary penalties, adversely affecting its business, results of operations, and financial condition.

The continuous development, maintenance, and operation of WhiteFiber’s cloud service technology and infrastructure is expensive and complex and may involve unforeseen difficulties, including material performance problems, undetected defects, or errors, particularly with new capabilities and system integrations. WhiteFiber may encounter technical obstacles, and it is possible that WhiteFiber may discover additional problems that prevent its technology and systems from operating properly. If WhiteFiber’s cloud services do not function reliably, it may incur fines and monetary penalties, as well as regulatory orders requiring remedial, injunctive, or other corrective actions.

Regulators may limit WhiteFiber’s ability to develop or implement its cloud services technology and infrastructure and/or may eliminate or restrict the confidentiality of its technology, which could have a material adverse effect on its financial condition and results of operations.

WhiteFiber’s future success depends on its ability to continue to develop and implement our cloud services technology, and to maintain the confidentiality of this technology. Changes to existing regulations, their interpretation or implementation, or new regulations could impede its use of this technology, or require that WhiteFiber disclose WhiteFiber’s technology to its competitors, which could impair its competitive position and result in a material adverse effect on its business, results of operations, and financial condition.

WhiteFiber faces intense competition in the cloud services industry and may not be able to compete with other companies. If WhiteFiber does not continue to innovate and provide cloud services to its customers and partners it may not remain competitive, which could harm our business, financial condition, cloud service and operating results.

WhiteFiber’s current and potential domestic and international competitors range from large and established companies to emerging start-ups. Some competitors have longer operating histories and well-established relationships in various sectors. They can use their experience and resources in ways that could affect WhiteFiber’s competitive position, including by making acquisitions and entering into other strategic arrangements; continuing to invest heavily in cloud services technical infrastructure, R&D, and in talent; initiating intellectual property and competition claims (whether or not meritorious). Further, discrepancies in enforcement of existing laws may enable WhiteFiber’s lesser known competitors to aggressively interpret those laws without commensurate scrutiny, thereby affording them competitive advantages. WhiteFiber’s competitors may also be able to innovate and provide cloud services faster than it can or may foresee the need for products and services before it does.

WhiteFiber is expanding its investment in research and development companywide. This includes generative AI and continuing to integrate AI capabilities into its products and services. Cloud service technology and services are highly competitive, rapidly evolving, and require significant investment, including development and operational costs, to meet the changing needs and expectations of WhiteFiber’s existing users and attract new users. WhiteFiber’s ability to deploy certain cloud service technologies critical for its products and services and for its business strategy may depend on the availability and pricing of third-party equipment and technical infrastructure. Additionally, other companies may develop cloud service products and technologies that are similar or superior to WhiteFiber’s technologies or more cost-effective to deploy. Other companies have, or in the future may obtain, patents or other proprietary rights that would prevent, limit, or interfere with WhiteFiber’s ability to make, use, or sell its own cloud services.

WhiteFiber’s financial condition and operating results may also suffer if its cloud services are not responsive to the evolving needs and desires of its customers and partners. As new and existing cloud service technologies continue to develop, competitors and new entrants may be able to offer experiences that are, or that are seen to be, substantially similar to or better than WhiteFiber’s. These technologies could reduce usage of WhiteFiber’s products and services, and force it to compete in different ways and expend significant resources to develop and operate equal or better products and services. Competitors’ success in providing compelling products and services or in attracting and retaining customers and partners could harm WhiteFiber’s financial condition and operating results.

WhiteFiber’s sales cycles can be long and unpredictable, and its sales efforts require considerable time and expense.

WhiteFiber’s go-to-market approach currently focuses on a top-down sales model to drive demand and pipeline from the large AI labs and AI enterprises. Sales to such customers involves longer and more unpredictable sales cycles. Customers often view the purchase of WhiteFiber’s platform as a significant strategic decision and, as a result, frequently require considerable time to evaluate, test, and qualify WhiteFiber’s platform prior to entering into or expanding a relationship with WhiteFiber. Large enterprises in particular, often undertake a significant evaluation process that further lengthens our sales cycle.

WhiteFiber’s direct sales team develops relationships with its customers, and works on account penetration, account coordination, sales, and overall market development. WhiteFiber spends substantial time and resources on its sales efforts without any assurance that its efforts will produce a sale. Cloud infrastructure capacity purchases are frequently subject to budget constraints, multiple approvals, and unanticipated administrative, processing, and other delays. As a result, it is difficult to predict whether and when a sale will be completed. The failure of WhiteFiber’s efforts to secure sales after investing resources in a lengthy sales process would adversely affect its business, operating results, financial condition, and future prospects.

WhiteFiber’s ability to maintain customer satisfaction depends in part on the quality of its customer support and cloud operations services. Its failure to maintain high-quality customer support and cloud operations services could have an adverse effect on its business, operating results, financial condition, and future prospects.

WhiteFiber believes that the successful use of its platform requires a high level of support and engagement for many of its customers. In order to deliver appropriate customer support and engagement, WhiteFiber must successfully assist its customers in deploying and continuing to use its platform, resolve performance issues, address interoperability challenges with the customers’ existing IT infrastructure, and respond to security threats and cyber-attacks and performance and reliability problems that may arise from time to time. Increased demand for customer support and cloud operations services, without corresponding increases in revenue, could increase its costs and adversely affect its business, operating results, financial condition, and future prospects.

Furthermore, there can be no assurance that WhiteFiber will be able to hire sufficient support personnel as and when needed, particularly if its sales exceed our internal forecasts. WhiteFiber expects to increase the number of its customers, and that growth may put additional pressure on its customer support and cloud operations services teams. WhiteFiber’s customer support and cloud operations services teams may need additional personnel to respond to customer demand. WhiteFiber may be unable to respond quickly enough to accommodate short-term increases in customer demand for services. To the extent that WhiteFiber is unsuccessful in hiring, training, and retaining adequate support resources, its ability to provide high-quality and timely support to its customers will be negatively impacted, and its customers’ satisfaction and their purchase of our infrastructure could be adversely affected.

In addition, as WhiteFiber continues to grow its operations and expand outside of the United States, need to be able to provide efficient services that meet its customers’ needs globally at scale, and its customer support and cloud operations services teams may face additional challenges, including those associated with operating the platforms and delivering support, training, and documentation in languages other than English and providing services across expanded time-zones. If WhiteFiber is unable to provide efficient customer support services globally at scale, its ability to grow its operations may be harmed, and WhiteFiber may need to hire additional services personnel which could increase its expenses, and negatively impact its business, financial condition, operating results, and future prospects.

The broader adoption, use, and commercialization of AI technology, and the continued rapid pace of developments in the AI field, are inherently uncertain. Failure by WhiteFiber’s customers to use its cloud services to support AI use cases in their systems, or its ability to keep up with evolving AI technology requirements and regulatory frameworks, could have a material adverse effect on WhiteFiber’s business, operating results, financial condition, and future prospects.

As part of WhiteFiber’s growth strategy, it seeks to attract and acquire customers requiring high-performance computing, such as AI, machine learning, and automated decision-making technologies, including proprietary AI algorithms and models (collectively, “AI Technologies”).

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

Through WhiteFiber Iceland ehf, WhiteFiber established and has been providing cloud services since November 2023. As of December 31,2025, WhiteFiber had a fleet of 462 servers at a third-party data center located in Northern Iceland. Through WhiteFiber’s subsidiary, Enovum, which was acquired in October 2024, WhiteFiber has been operating its data center located in Montreal Canada (MTL-1), and commenced operations in the in the fourth quarter of 2025 at MTL-3. In May 2025, WhiteFiber purchased a former industrial manufacturing building and land outside of Greensboro, North Carolina which it expects to be operational in the second quarter of 2026.

In order to maintain its data center operations, WhiteFiber and its landlords in Iceland and in Montreal will need to acquire sufficient supplies of electricity generated by hydroelectric, and geothermal energy. In addition, WhiteFiber’s data centers need to also maintain reliable and adequate infrastructure and cooling systems to ensure optimal performance.

Currently, Icelandic and Canadian-based data centers and similar facilities, including the ones contracted with WhiteFiber, may face significant risks of energy disruption, curtailment or discontinuance due to low water levels. Water reservoirs are utilized by hydropower plants, which provide hydro-generated energy in the country. In the event of a water shortage, and therefore a shortage of hydro-generated energy, the prioritization framework for Icelandic energy favors residential and certain business uses over data centers and similar facilities. In addition, volcanic eruptions might interrupt the generation of electricity from geothermal energy, as occurred several times in 2023.

In addition, WhiteFiber may be subject to risks and unanticipated costs associated with obtaining power from various utility companies. Utilities that serve our data centers may be dependent on, and sensitive to price increases for, a particular type of fuel, including hydroelectric. In addition, the total cost of delivered electricity could increase as a result of: regulations intended to regulate carbon emissions and other pollutants, ratepayer surcharges related to recovering the cost of extreme weather events and natural disasters (including volcanoes in Iceland and floods in North Carolina), geopolitical conflicts, military conflicts, grid modernization charges, as well as other charges borne by ratepayers. Increases in the cost of power at any of WhiteFiber’s data centers could put those locations at a competitive disadvantage relative to data centers that are supplied power at a lower price.

Accordingly, the energy supply for WhiteFiber’s data centers may be subject to disruption and could become insufficient to support their operations. WhiteFiber’s financial condition or results of operations may be adversely affected if its WhiteFiber data centers are disrupted or discontinued due to a curtailment or interruption of the energy supply.

Establishing data centers in remote areas may adversely affect WhiteFiber’s ability to retain staff and increase its compensation costs.

If WhiteFiber establishes data centers in areas with lower populations such as Iceland or remote parts of North America, recruiting and retaining the necessary staff to operate its locations may pose a challenge. When WhiteFiber encounters a relatively low population, the pool of available employees is limited. In addition, some employers have offered significantly higher wages in order to fill vacant positions. This may adversely affect WhiteFiber’s ability to attract and retain qualified personnel and may increase its employee costs if it has to increase the compensation we pay in response to the market.

WhiteFiber’s data centers could be adversely impacted by climate change.

Severe weather events, such as tornadoes, hurricanes, rain, drought, fire, ice and snowstorms, and high-and low-temperature extremes, occur in regions in which WhiteFiber operates and maintains infrastructure. WhiteFiber’s principal data centers in Iceland and Canada are designed to provide year-round cool weather conditions. Nevertheless climate change could change the frequency and severity of weather events, which may create physical and financial risks to WhiteFiber. Such risks could have an adverse effect on WhiteFiber’s financial condition, results of operations and cash flows. Increases in severe weather conditions or extreme temperatures may cause infrastructure construction projects to be delayed or canceled and limit resources available for such projects resulting in decreased revenue or increased project costs. In addition, drought conditions could restrict the availability of water supplies or limit the ability to obtain water use permits, inhibiting the ability to conduct operations. To date, none of WhiteFiber’s WhiteFiber data centers in Iceland or Canada have experienced any material impacts to its financial condition, results of operations or cash flows due to the physical effects of climate change.

The broader adoption, use, and commercialization of AI technology, and the continued rapid pace of developments in the AI field, are inherently uncertain. Failure by our customers to use its cloud services to support AI use cases in their systems, or WhiteFiber’s ability to keep up with evolving AI technology requirements and regulatory frameworks, could have a material adverse effect on our business, operating results, financial condition, and future prospects.

As part of WhiteFiber’s growth strategy, it seeks to attract and acquire customers requiring high-performance computing, such as AI, machine learning, and automated decision-making technologies, including proprietary AI algorithms and models (collectively, “AI Technologies”).

AI has been developing at a rapid pace, and continues to evolve and change. As demand continues for AI services, AI providers, including WhiteFiber’s customers, have sought increased compute capacity to enable advancements in their AI models and service the demands of end users. We cannot predict whether additional computing power will continue to be required to develop larger, more powerful AI models, or if the practical limits of AI technology will plateau in the future regardless of available compute capacity. Further, there have been recent advancements in AI technology, including open-source AI models, that may lead to compute and other efficiencies that may impact the demand for AI services, including WhiteFiber’s platform, solutions, and services, which may adversely impact its revenue and profitability. In the event that existing scaling laws do not continue to apply as they have in the past, demand by our customers for compute resources, including our solutions and services, may not continue to increase over time, or may decrease if overall demand for AI is impacted by a lack of further technological development. If WhiteFiber is unable to keep up with the changing AI landscape or in developing services to meet its customers’ evolving AI needs, or if the AI landscape does not develop to the extent we or our customers expect, our business, operating results, financial condition, and future prospects may be adversely impacted.

Additionally, we may incur significant costs and experience significant delays in developing new solutions and services or enhancing our current platform to adapt to the changing AI landscape, and may not achieve a return on investment or capitalize on the opportunities presented by demand for AI solutions. Moreover, while AI adoption is likely to continue and may accelerate, the long-term trajectory of this technological trend is uncertain. Further, market acceptance, understanding, and valuation of solutions and services that incorporate AI technologies are uncertain and the perceived value of AI Technologies used and/or provided by WhiteFiber’s customers could be inaccurate. If AI is not broadly adopted by enterprises to the extent WhiteFiber expects, or if new use cases do not arise, then our opportunity may be smaller than it expects. Further, if the consumer perception and perceived value of AI Technologies is inaccurate this could have a material adverse effect on WhiteFiber’s customers, which, in turn, could have a material adverse effect on its business, operating results, financial condition, and future prospects.

Concerns relating to the responsible use by WhiteFiber’s customers of new and evolving technologies, such as AI, which are supported by its platform, may result in collateral reputational harm to WhiteFiber. AI may pose emerging ethical issues and if its platform enables customer solutions that draw controversy due to their perceived or actual impact on society, WhiteFiber may experience brand or reputational harm, competitive harm, or legal liability.

Furthermore, the rapid pace of innovation in the field of AI has led to developing and evolving regulatory frameworks globally, which are expected to become increasingly complex as AI continues to evolve. Regulators and lawmakers around the world have started proposing and adopting, or are currently considering, regulations and guidance specifically on the use of AI. Regulations related to AI Technologies have been introduced in the United States at the federal level and are also enacted and advancing at the state level. Additional regulations may impact our customers’ ability to develop, use and commercialize AI Technologies, which would impact demand for WhiteFiber’s platform, solutions, and services and may affect our business, operating results, financial condition, and future prospects.

AI and related industries, including cloud services, are under increasing scrutiny from regulators due to their concerns about market concentration, anti-competitive practices, and the pace of partnerships and acquisitions involving generative AI startups. As the industry continues to grow, transactions and business conduct will likely continue to draw scrutiny from regulators. WhiteFiber’s customers may become subject to further AI regulations, including any restrictions on the total consumption of compute technology, which could cause a delay or impediment to the commercialization of AI technology and could lead to a decrease in demand for WhiteFiber’s customers’ AI infrastructure, and may adversely affect our business, operating results, financial condition, and future prospects.

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

If one of its customers were to obtain exclusive rights to open source technologies that WhiteFiber employs across our businesses, its ability to realize significant operating efficiencies could be jeopardized.

WhiteFiber’s business model leverages its ability to share significant open source technological innovations across cloud services, its data centers and customers. If one of its customers were to obtain exclusive rights to what are now open source technologies WhiteFiber employs across its businesses, WhiteFiber could be limited in obtaining essential supplies at competitive costs and sharing research and development costs across its businesses. As a result, WhiteFiber’s ability to realize significant operating efficiencies by modifying its existing or new data centers utilizing these technologies and its ability to serve all its customers could be jeopardized, which could materially adversely affects WhiteFiber’s business, results of operations and future prospects.

WhiteFiber may be vulnerable to physical security breaches, which could disrupt its operations and have a material adverse effect on its business, financial condition and results of operations.

A party who is able to compromise the physical security measures protecting its facilities could cause interruptions or malfunctions in its operations and misappropriate our property or the property of its customers. As WhiteFiber provides assurances to our customers that its provided the highest level of security, such a compromise could be particularly harmful to its brand and reputation. WhiteFiber may be required to expend significant capital and resources to protect against such threats or to alleviate problems caused by breaches in security. As techniques used to breach security change frequently and are often not recognized until launched against a target, WhiteFiber may not be able to implement new security measures in a timely manner or, if and when implemented, WhiteFiber may not be certain whether these measures could be circumvented. Any breaches that may occur could expose us to increased risk of lawsuits, regulatory penalties, loss of existing or potential customers, harm to WhiteFiber’s reputation and increases in its security costs, which could have a material adverse effect on WhiteFiber’s business, financial condition and results of operations.

WhiteFiber has an evolving business model which is subject to various uncertainties.

As cloud services and WhiteFiber data centers become more widely available, it expects the services and products associated with them to evolve. In order to stay current with the industry, WhiteFiber’s business model requires it to evolve as well. From time to time, WhiteFiber has modified and will continue to modify aspects of its business model relating to its strategy. WhiteFiber cannot offer any assurance that these or any other modifications will be successful or will not result in harm to its business. WhiteFiber may not be able to manage growth effectively, which could damage its reputation, limit our growth and negatively affect our operating results. Further, as the markets in which WhiteFiber operates continue to evolve, new market participants have emerged and may continue to emerge and this may require WhiteFiber to further evaluate its business model and products and services. WhiteFiber cannot provide any assurance that we will successfully identify all emerging trends and growth opportunities in this business sector, and it may lose out on those opportunities. Such circumstances could have a material adverse effect on its business, prospects or operations.

WhiteFiber does not have any business interruption or disruption insurance coverage.

Currently, WhiteFiber does not have any business liability or disruption insurance to cover our operations, other than director’s and officer’s liability insurance. WhiteFiber has determined that the costs of insuring for these risks and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for WhiteFiber to have such insurance. Any uninsured business disruptions may result in WhiteFiber incurring substantial costs and the diversion of resources, which could have an adverse effect on our results of operations and financial condition.

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

Cybersecurity incidents and threats including cyberattacks, ransomware attacks and security breaches of cloud services and our information systems, or those impacting our third parties, could adversely impact our brand and reputation and our business, operating results, and financial condition.

WhiteFiber’s cloud services involve the collection, storage, processing, and transmission of confidential information, employee, service provider, and other personal data. WhiteFiber has built its cloud services on the premise that it maintains a secure way to secure, store, and transact in cloud services. As a result, any actual or perceived security breach of WhiteFiber or its third-party partners may:

●	harm our reputation and brand;

●	result in WhiteFiber’s cloud services being unavailable and interrupt our operations;

●	result in improper disclosure of data and violations of applicable privacy and other laws;

●	result in significant regulatory scrutiny, investigations, fines, penalties, and other legal, regulatory, and financial exposure;

●	result in exposure to claims for damages and other remedies by WhiteFiber’s customers and individuals whose personal data is the subject to a cybersecurity incident;

●	cause WhiteFiber to incur significant remediation and notification costs;

●	divert the attention of management from the operation of WhiteFiber’s business; and

●	adversely affect WhiteFiber’s business and operating results.

Further, any actual or perceived breach or cybersecurity incident or attack, whether or not WhiteFiber is directly impacted, could lead to a general loss of customer confidence in the digital asset industry or in the use of technology to conduct financial transactions, which could negatively impact WhiteFiber, including the market perception of the effectiveness of its security measures and technology infrastructure. Certain kinds of cybersecurity incidents and attacks, such as ransomware attacks, could result in the interruption of WhiteFiber’s cloud services and information systems, and result in the inability to access and loss of data.

An increasing number of organizations, including large merchants, businesses, technology companies, and financial institutions, as well as government institutions, have disclosed breaches of their information security systems, some of which have involved sophisticated and highly targeted attacks, including on their websites, mobile applications, and infrastructure.

Cybersecurity incidents and attacks upon systems across a variety of industries, including cloud services, are increasing in their frequency, persistence, and sophistication, and, in many cases, are being conducted by sophisticated, well-funded, and organized groups and individuals, including state actors. The techniques used to obtain unauthorized, improper, or illegal access to systems and information (including customers and partners’ personal data, AI algorithms, disable or degrade services, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. These attacks may occur on WhiteFiber’s cloud services or those of its third-party service providers or partners. Certain types of cyberattacks could harm us even if our systems are left undisturbed. For example, attacks may be designed to deceive employees and service providers into releasing control of our systems to a hacker, while others may aim to introduce computer viruses or malware into WhiteFiber’s cloud services with a view to stealing confidential or proprietary data. Additionally, certain threats are designed to remain dormant or undetectable until launched against a target and we may not be able to implement adequate preventative measures.

Although WhiteFiber has developed systems and processes designed to protect our information systems and the data it manages, prevents cybersecurity incidents, data loss and other security breaches, effectively responds to known and potential risks, and expect to continue to expend significant resources to bolster these protections, there can be no assurance that these security measures will provide absolute security or prevent breaches or attacks. WhiteFiber has experienced from time to time, and may experience in the future, breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities, or other irregularities. Unauthorized parties have attempted, and WhiteFiber expects that they will continue to attempt, to gain access to its systems and facilities, as well as those of its customers, partners, and third-party service providers, through various means, including hacking, social engineering, phishing, and attempting to fraudulently induce individuals (including employees, service providers, and its customers) into disclosing usernames, passwords, payment card information, or other sensitive information, which may, in turn, be used to access WhiteFiber’s operations. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, and insiders. Certain threat actors may be supported by significant financial and technological resources, making them even more sophisticated and difficult to detect.

WhiteFiber may be vulnerable to physical security breaches, which could disrupt its operations and have a material adverse effect on our business, financial condition and results of operations.

A party who is able to compromise the physical security measures protecting our facilities could cause interruptions or malfunctions in WhiteFiber’s operations and misappropriate its property or the property of its customers. As WhiteFiber provides assurances to its customers that it provides the highest level of security, such a compromise could be particularly harmful to WhiteFiber’s brand and reputation. WhiteFiber may be required to expend significant capital and resources to protect against such threats or to alleviate problems caused by breaches in security. As techniques used to breach security change frequently and are often not recognized until launched against a target, WhiteFiber may not be able to implement new security measures in a timely manner or, if and when implemented, WhiteFiber may not be certain whether these measures could be circumvented. Any breaches that may occur could expose WhiteFiber to increased risk of lawsuits, regulatory penalties, loss of existing or potential customers, harm to its reputation and increases in its security costs, which could have a material adverse effect on its business, financial condition and results of operations.

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

WhiteFiber relies upon licenses of third-party intellectual property rights and may be unable to protect our software code.

WhiteFiber actively uses specific hardware and software for our cloud services and colocation data center operations. In certain cases, source code and other software assets may be subject to an open source license, as much technology development underway in this sector is open source. For these works, WhiteFiber intends to adhere to the terms of any license agreements that may be in place.

WhiteFiber does not currently own, and does not have any current plans to seek, any patents in connection with its existing and planned operations. WhiteFiber relies upon trade secrets, trademarks, service marks, trade names, copyrights and other intellectual property rights and expect to license the use of intellectual property rights owned and controlled by others. In addition, WhiteFiber has developed and may further develop certain software applications for purposes of its operations. Our open source licenses may not afford WhiteFiber the protection we need to protect our intellectual property.

Risks Related to Geopolitical Uncertainty

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

There is inherent risk, based on the complex relationships between certain countries and within regions, that political, diplomatic or military events could result in trade disruptions and other disruptions in the markets and industries we serve and our supply chain. For example, the ongoing geopolitical and economic uncertainty between the U.S. and China, the unknown impact of current and future U.S. and Chinese trade regulations, and geopolitical risks between the U.S, Canada, where WhiteFiber’s data centers are located, between the U.S. and Mexico, where certain components are supplied, or between China and Taiwan where chips are manufactured, could, directly or indirectly, materially harm our business, financial condition and results of operations.

While overall semiconductor supply conditions have improved, WhiteFiber continues to monitor potential availability constraints for high-performance GPUs and related hardware, which may affect the timing of future deployments in our cloud services business.

Furthermore, political or economic conflicts between various global actors, and responsive measures that have been taken and could be taken in the future, have created and can further create significant global economic uncertainty that could prolong or expand such conflicts, which could have a lasting impact on regional and global economies and harm our business and operating results.

Failure to maintain exchange listing standards may reduce liquidity, increase financing costs, and negatively affect valuation.

Our listing on NASDAQ subjects us to continued quantitative and qualitative listing requirements. Failure to maintain minimum price, market capitalization, public float, shareholder equity, governance, or filing standards could result in warnings, additional costs, or delisting, reducing liquidity and potentially triggering defaults or investor redemptions.

Limited access to banking, payments and insurance services for digital asset-related businesses may create operational friction and liquidity risks.

Financial institutions may decline to provide deposit, treasury, lending, merchant, custody or other services to digital asset-related companies, leading to operational friction, delays in settlements, and heightened liquidity and operational risk. We may face increased fees, caps, or service interruptions.

Accounting, Financial Reporting and Internal Control Risks

Complex and evolving accounting for digital assets and related items may increase the volatility of our reported results and require significant judgment.

We make critical accounting estimates regarding impairment, fair value measurements, estimated useful lives of miners and infrastructure, revenue recognition (including principal-versus-agent considerations in pools), and the classification and presentation of digital assets. Changes in market inputs, evolving practice, or future GAAP guidance could materially affect our reported results.

Auditor transitions and internal control remediation may result in delays, increased costs, or identification of material weaknesses.

Auditor transitions increase the risk of delays, additional costs, and identification of control deficiencies. If we identify material weaknesses or significant deficiencies in internal control over financial reporting, we may incur substantial remediation costs, and our ability to report timely and accurately could be impacted.

If our breakeven metrics or related assumptions are inaccurate, investors may misinterpret our operating performance and risk profile.

Our breakeven metrics rely on multiple inputs, including energy costs, pool fees, uptime, difficulty, miner efficiency, depreciation and, where disclosed, estimates of financing costs. Assumptions may differ from actual results or from those used by peers, and estimates of financing costs may be imprecise given the nature of past capital raises.

Strategic, Counterparty and Concentration Risks

We operate in a highly competitive industry, and we compete against unregulated or less regulated companies and companies with greater financial and other resources, and our business, operating results, and financial condition could be adversely affected if we are unable to compete effectively.

The digital asset industry is highly innovative, rapidly evolving, and characterized by healthy competition, experimentation, changing customer needs, frequent introductions of new products and services, and subject to uncertain and evolving industry and regulatory requirements. In ETH staking we view our main competitors as Sharplink Gaming, Bitmine immersion Technologies and The Ether Machine. In Bitcoin mining our main competitors are MARA Holdings, Riot Platform and CleanSpark. We expect competition to intensify in the future as existing and new competitors introduce new products or enhance existing products. We face significant competition from a variety of companies around the world, ranging from digital asset-native companies, including decentralized exchanges, to large traditional financial services incumbents and financial technology providers.

Given the uneven enforcement by United States and foreign regulators, many of these competitors have been able to operate from offshore while offering large numbers of products and services to consumers, including in the United States, Europe, and other highly regulated jurisdictions, without complying with the relevant licensing and other requirements in these jurisdictions, and historically without penalty. Due to our regulated status in several jurisdictions and our commitment to legal and regulatory compliance, we have not been able to offer many popular products and services, including products and services that our unregulated or less regulated competitors are able to offer.

We also have expended significant managerial, operational, and compliance costs to comply with laws and regulations applicable to us in the jurisdictions in which we operate and expect to continue to incur significant costs to comply with these requirements, which these unregulated or less regulated competitors have not had to incur.

If we are unable to compete successfully, or if competing successfully requires us to take costly actions in response to the actions of our competitors, our business, operating results, and financial condition could be adversely affected.

Dependence on a limited number of counterparties and strategic partners may concentrate risk and exacerbate disruptions.

Our agreements with counterparties and strategic partners, including advisors and financial intermediaries, can concentrate risk. Failures, disputes, terminations, or changes in terms could disrupt operations or curtail growth. Certain arrangements may require bespoke governance or include preferential rights that constrain flexibility.

Loss of key personnel or inability to recruit and retain qualified employees may adversely affect our operations and growth.

The competition for experienced blockchain and digital asset professionals has intensified, driven by a widening gap between the high demand for specialized skills and a scarce pool of qualified talent. As the industry matures into 2026, companies are struggling to secure senior talent for critical, high-impact roles, often competing with both AI startups and traditional financial institutions. For example, despite a 395% growth in web3 job demand, qualified professionals remain rare, particularly those with experience in live, production-level, or large-scale, cross-chain, or security-focused projects. If we are unable to secure the necessary personnel, our financial condition may be impacted negatively.

Various actual and potential conflicts of interest may be detrimental to shareholders.

Certain conflicts of interest may exist, or be perceived to exist, between us and our directors or certain executive officers, who are also officers and/or directors of WhiteFiber. Each person must devote time, resources and attention to the affairs of WhiteFiber. This may conflict with such officer’s or director’s interest in WhiteFiber, including conflicting with interests in allocating resources, time and attention to our business and impacting decisions made on our behalf with respect to WhiteFiber. For example, it is expected that, until August 2027, Sam Tabar and Erke Huang will continue to serve as (i) Chief Executive Officer and (ii) Director and Chief Financial Officer, respectively, of WhiteFiber. Messrs. Tabar and Huang are expected to provide certain services, representing not more than approximately 30% of their working time, in respect of Bit Digital operations and have committed to provide the requisite time and effort to fulfill their responsibilities as a full-time officer of WhiteFiber, supervising a full staff. Actual or potential conflicts of interest could arise, for example, over matters such as the desirability of changes in our business and operations, funding and capital matters, regulatory matters, agreements with WhiteFiber relating to the Reorganization or otherwise, employee retention or recruiting or dividend policies.

Bit Digital has put specific procedures in place with respect to potential conflicts of interest, however, in determining with whom our officers or directors may have relationships and considering the risks and risk mitigation factors. As an example, we require that transactions with WhiteFiber involving our executive officers and directors be approved or ratified by our Audit Committee, and recognizing that Ms. Ichi Shih is also the Chair of the WhiteFiber Audit Committee. While we have a majority of independent directors on our Board in order to ensure that there are limitations on the risks of conflicts of interest impacting Board level decisions, since WhiteFiber is not operating a digital asset business, the effects of any such risks of conflicts of interest involving our separate business operations are limited in scope. We expect that as WhiteFiber adds officers and independent directors, the risks of conflicts of interest will become more limited over time. We cannot, however, guarantee that the conflicts of interest described above, or other future conflicts of interest, will not manifest in advice or decisions that negatively impact our financial results and our operations.

Litigation, arbitration or governmental proceedings may be costly, time-consuming, and disruptive, and adverse outcomes could result in significant liabilities.

From time to time, we may be subject to litigation, regulatory investigations, or other legal proceedings. Regardless of the legal merits of a claim, the validity of the allegations, or the eventual outcome of the case, defending against lawsuits involves significant risks, including:

●	Substantial Legal and Administrative Costs: Defending against lawsuits, including frivolous or meritless claims, requires significant financial resources, including high attorney fees, expert witness costs, and court fees.

●	Diversion of Management Time and Resources: Litigation is time-consuming and can divert the attention of our management team and employees away from our core business operations.

●	Reputational Damage: Even if a lawsuit is successfully defended or dismissed, the publicity surrounding the case can harm our reputation, brand image, and relationship with customers, partners, or investors.

●	Settlement Pressures: The high cost of defense and the distraction of litigation may lead us to settle cases that we believe are without merit to avoid further disruption and expense.

If we are unable to resolve these disputes favorably or if the costs of defending these claims are significant, it could have a material adverse effect on our financial condition, results of operations, and cash flows.

Our stock price may be highly volatile, and future sales or issuances of our securities could depress the trading price.

The market price of digital asset-related equities has experienced extreme volatility, influenced by digital asset prices, regulatory developments, investor sentiment, and macroeconomic conditions. Substantial sales by existing stockholders, issuances under our shelf or equity compensation, or short selling could cause the trading price to decline.

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

We intend to continue to use open-source technology in the future. There is a risk that open-source technology licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to offer our products. By the terms of certain open-source licenses, if we combine our proprietary software with open-source software in a certain manner, we could be required to release the source code of our proprietary software and make our proprietary software available under open-source licenses. Open-source licensors may also decide to change the conditions on which they make their open-source technology available for our use. Additionally, we may face claims from third parties claiming ownership of, or demanding the public release or free license of, the technology and any other intellectual property that it developed using or derived from such open-source technology. The terms of many open-source licenses have not been interpreted by United States courts. There is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our services. These claims could result in litigation and could require that we make our technology freely available, purchase a costly license or cease offering the implicated products or services unless and until we can re-engineer them to avoid infringement. This re-engineering process could require significant technology and product development resources, and we may not be able to complete the process successfully. Failure to adequately manage these risks could result in operational disruptions, legal liabilities, and adverse impacts on our business, results of operations, and financial condition.

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

Risks Related to the United States Government Regulations

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

For example, California has enacted the California Consumer Privacy Act (“CCPA”) and the California Privacy Rights Act (“CPRA”), which, among other things, allows California consumers to request that certain companies disclose the types of personal information collected by such companies, to correct that information, to delete that information and to opt-out the sale or sharing of personal information for cross-context behavioral advertising. The California Privacy Protection Agency (“CPPA”) has proposed new regulations to require companies to conduct risk assessments, annual cybersecurity audits and set up notice and opt-out and access procedures for the use of automated decision-making technology. These proposed new requirements could increase our costs of compliance and impact our operations and the products and services we offer.

In addition, Iowa, Delaware, Maine, Virginia, Colorado, Utah, Oregon, Montana, Nebraska, New Hampshire, New Jersey, Texas, Utah and Connecticut enacted privacy and data protection laws in recent years that are currently in effect and grant similar rights and impose similar obligations as the CCPA. New privacy laws enacted in Maryland, Minnesota, Rhode Island, and Tennessee will take effect over the next couple years. Other states in the U.S. are also separately proposing laws to regulate privacy and security of personal data. Our failure, and/or the failure by the various third party vendors and service providers with which we do business, to comply with applicable privacy policies or federal or state laws or changes in applicable laws and regulations, or any compromise of security that results in the unauthorized release of personal information or other user data could damage our reputation and the reputation of our third party vendors and service providers, discourage potential users from trying their products and services and/or result in fines and/or proceedings by governmental agencies and/or consumers, any one or all of which could adversely affect our business, financial condition and results of operations and, as a result, our company. In addition, we, our subsidiaries or our business affiliates may not have adequate insurance coverage to compensate for losses.

Foreign data privacy laws, such as the General Data Protection Regulation (“GDPR”) in the European Union and the United Kingdom Data Protection Act (“UK GDPR”) impose data privacy and security requirements that may impact our ability to collect and process personal information of residents of the EU and the UK. The transfer of personal information from such jurisdictions may be subject to additional restrictions and require the use of transfer mechanisms recognized by GDPR and UK GDPR, such as the use of Standard Contractual Clauses, which impose numerous obligations on data importers and exporters. Violations of the GDPR or UK GDPR could impose us to fines of up to €20 million, or up to 4% of the annual worldwide turnover of the preceding financial year, whichever is greater.

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

The potential adoption of said AI regulatory framework could introduce new compliance requirements for WhiteFiber data centers, as well as other legal and regulatory obligations, impacting operational practices and liability considerations for WhiteFiber data centers. This could ultimately adversely affect WhiteFiber’s business and financial results.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the Dodd-Frank Act and are required to prepare its financial statements according to the rules and regulations required by the SEC. In addition, the Exchange Act requires that we file annual, quarterly and current reports. The Company’s failure to prepare and disclose this information in a timely manner or to otherwise comply with applicable law could subject it to penalties under federal securities laws, expose it to lawsuits and restrict its ability to access financing. In addition, the Sarbanes-Oxley Act requires that, among other things, we establish and maintain effective internal controls and procedures for financial reporting and disclosure purposes. Internal control over financial reporting is complex and may be revised over time to adapt to changes in WhiteFiber’s business, or changes in applicable accounting rules. We cannot assure you that our internal control over financial reporting will be effective in the future or that a material weakness will not be discovered with respect to a prior period for which we had previously believed that internal controls were effective. If we are not able to maintain or document effective internal control over financial reporting, our independent registered public accounting firm will not be able to certify as to the effectiveness of internal control over financial reporting. We have been adhering to these laws and regulations.

Matters affecting our internal controls may cause it to be unable to report its financial information on a timely basis, or may cause it to restate previously issued financial information, and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in the Company and the reliability of its financial statements. Confidence in the reliability of our financial statements is also likely to suffer if it or its independent registered public accounting firm reports a material weakness in its internal control over financial reporting. This could have a material and adverse effect on us by, for example, leading to a decline in the share price and impairing its ability to raise additional capital.

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

Management of these new licenses and other requirements is complicated and time consuming. Our results and competitive position may be harmed if we are restricted in offering our services, if customers purchase services from competitors, if customers develop their own internal solution, if we are unable to provide contractual warranty or other extended service obligations, if the U.S. government does not grant licenses in a timely manner or denies licenses to significant customers, or if we incur significant transition costs. Even if the U.S. government grants any requested licenses, the licenses may be temporary or impose burdensome conditions that we cannot or choose not to fulfill. The new requirements may benefit certain of our competitors, as the licensing process will make our pre-sale and post-sale technical support efforts more cumbersome and less certain, and encourage customers to pursue alternatives to our services.

Our cloud services business is subject to complex and evolving U.S. and foreign laws and regulations regarding AI, machine learning, and automated decision making.

In recent years the use of machine learning, AI and automated decision making, has come under increased regulatory scrutiny, and governments and regulators in the United States, European Union, and other places have announced the need for greater regulation regarding the use of machine learning and AI generally. New laws, guidance, and decisions in this area may limit WhiteFiber’s cloud services business, or require WhiteFiber to make changes to its clouds service technology and infrastructure and its operations that may decrease its operational efficiency, result in an increase to operating costs and/or hinder its ability to provide or improve its cloud services.

For example, certain global privacy laws regulate the use of automated decision making and may require that the existence of automated decision making be disclosed to the data subject with a meaningful explanation of the logic used in such decision making in certain circumstances, and that safeguards must be implemented to safeguard individual rights, including the right to obtain human intervention and to contest any decision. Other global privacy laws allow individuals the right to opt out of certain automated processing of personal data and create other requirements that impact automated decision-making. At the federal level, the scope and extent of regulation of AI is uncertain, but the National Institute of Standards and Technology issued the NIST-AI-600-1, AI Risk Management Framework: Generative Artificial Intelligence Profile which will likely remain a standard that regulators may consider for determining whether companies have adequate assessed the risk of use of AI.

A number of states have issued or proposed laws that require developers and deployers of high risk AI tools and systems to conduct risk assessments and take steps to avoid algorithmic discrimination. In addition, these laws provide consumers with the right to pre-use notice and certain rights to opt-out of use of such tools for certain kinds of automated decisions and to seek human review for adverse decisions. These laws could impose additional obligations on us to comply with such requirements and limit the Company’s ability to use AI and automated decision making. Violations of such laws could expose the Company to fines and sanctions and consumer class actions.

In the European Union, the EU AI Act establishes a comprehensive, risk-based governance framework for AI in the EU market. The EU AI Act entered in force on August 1, 2024, and the majority of the substantive requirements will apply two years later (beginning 2026). The EU AI Act will apply to companies that develop, use and/or provide AI in the European Union and includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose AI and foundation models, and proposes fines for breach of up to 7% of worldwide annual turnover (revenue). Additionally, in September of 2022, the European Commission proposed two Directives seeking to establish a harmonized civil liability regime for AI in the European Union, in order to facilitate civil claims in respect of harm caused by AI and to include AI-enabled products within the scope of the European Union’s existing strict liability regime. Once fully applicable, the EU AI Act will have a material impact on the way AI is regulated in the European Union, and together with developing guidance and/or decisions in this area, may affect our use of AI and our ability to provide, improve, or commercialize our cloud services, and could require additional compliance measures and changes to our operations and processes.

Moreover, the protectability and ownership of intellectual property, including patent and copyright, resulting from the use of AI technologies has not been fully addressed by courts or laws or regulations. To the extent we use AI technologies to generate or develop other technology, we may have difficulty enforcing intellectual property rights in other such technology. In addition, the use or adoption of AI technologies into our offerings may result in exposure to claims of copyright infringement or other intellectual property misappropriation based on the inputs or outputs of such systems. As the legal and regulatory framework for AI and automated decision making evolves, we may not always be able to anticipate how to respond to these laws or regulations, and compliance may adversely impact our operations and involve significant expenditure and resources. Any failure by us to comply may result in significant liability, potential increases in civil claims against us, negative publicity, an erosion of trust, and/or increased regulation and could materially adversely affect our business, results of operations, and financial condition.

Issues in the development and use of AI may result in reputational or competitive harm or liability.

We provide infrastructure services, and we are also providing computing power for AI available for our customers to use in solutions that they build. We are providing supporting/computing power to clients, including our strategic partners who develop AI systems. We expect this integration of AI into our offerings and our business in general to grow. AI presents risks and challenges that could affect its adoption, and therefore our business. AI algorithms or training methodologies may be flawed. Datasets may be overbroad, insufficient, or contain biased information. Content generated by AI systems may be offensive, illegal, or otherwise harmful. Ineffective or inadequate AI development or deployment practices by our Company or others could result in incidents that impair the acceptance of AI solutions or cause harm to individuals, customers, or society, or result in our products and services not working as intended. Human review of certain outputs may be required. As a result of these and other challenges associated with innovative technologies, our implementation of AI systems could subject us to competitive harm, regulatory action, legal liability, including under new proposed legislation regulating AI in jurisdictions, new applications of existing data protection, privacy, intellectual property, and other laws, and brand or reputational harm. Some AI scenarios present ethical issues or may have broad impacts on society. If we provide supporting/computing AI services that have unintended consequences, unintended usage or customization by our customers and partners, or are controversial because of their impact on human rights, privacy, employment, or other social, economic, or political issues, we may experience brand or reputational harm, adversely affecting our business and consolidated financial statements.

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

A particular digital asset’s status as a “security” in any relevant jurisdiction is subject to a high degree of uncertainty and if a regulator disagrees with our characterization of a digital asset, we may be subject to regulatory scrutiny, investigations, fines, and other penalties, which may adversely affect our business, operating results and financial condition. Furthermore, a determination that Bitcoin or any other digital asset that we own or mine is a “security” may adversely affect the value of such digital asset and our business.

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

Although the March 17, 2026 SEC interpretive release provided a framework for evaluating which digital assets may constitute securities, updating the Howey analysis, and offering guidance on network-based economic activities, there still exists considerable regulatory uncertainty and potential enforcement exposure associated with digital asset holdings and transactions.

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

On March 17, 2026, the Securities and Exchange Commission (SEC) issued an interpretive release clarifying the application of federal securities laws to certain crypto assets and related transactions. This guidance provides the most detailed regulatory framework to date, including the following:

●	The SEC introduced a classification system for crypto assets, delineating assets that are likely considered securities from those less likely to fall under securities laws.

●	Digital assets are evaluated based on characteristics such as investor expectation of profit, decentralization of network controls, and contractual rights to returns or governance.

●	The release reaffirms and updates the Howey Test for digital assets, considering economic realities of token offerings and distribution structures.

●	Features such as profit-sharing, network pre-sale arrangements, and centralized management may indicate security status.

●	Activities such as staking, lending, and liquidity provision may trigger securities law obligations depending on whether they create an investment contract relationship.

●	Peer-to-peer network functionality that does not confer investor expectations of profits may be treated differently.

●	The guidance aligns with prior SEC-CFTC positions, noting potential overlap of regulatory authority, particularly for derivative-like products or commodities-related tokens.

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

To the extent that our activities cause us to be deemed a money service business (MSB) under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act, we may be required to comply with FinCEN regulations, including those that would mandate us to implement anti-money laundering programs, make certain reports to FinCEN and maintain certain records. The Digital Asset Anti-Money Laundering Act of 2022 (DAAMLA) was introduced on December 14, 2022 in the Senate. The bill would authorize FinCEN to designate digital asset wallet providers, miners, validators, and other network participants as MSBs. This designation would require these parties to register with FinCEN and would extend to these parties’ anti-money laundering (AML) responsibilities under the BSA.

To the extent that our activities cause us to be deemed an MSB and/or a “money transmitter” (“MT”) or equivalent designation, under state law in any state in which we operate , we may be required to seek a license or otherwise register with a state regulator and comply with state regulations that may include the implementation of AML programs, maintenance of certain records and other operational requirements. Such additional federal or state regulatory obligations may cause us to incur extraordinary expenses, possibly affecting an investment in our securities in a materially adverse manner. Furthermore, the Company and our service providers may not be capable of complying with certain federal or state regulatory obligations applicable to MSBs and MTs. If we are deemed to be subject to and determine not to comply with such additional regulatory and registration requirements, we may act to leave a particular state or the United States completely. Any such action would be expected to materially adversely affect our operations.

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

Risks related to the PRC law.

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

Although the statute of limitations for non-compliance by our former business in the PRC is generally two years and the Company has not had any operations in PRC since September 2021, the authority may still find its prior bitcoin mining operations involved a threat to financial security. In such event, the two-year period would be extended to five years.

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

Other factors that could cause volatility in the market price of our Ordinary Shares include, but are not limited to:

●	actual or anticipated fluctuations in our financial condition and operating results or those of companies perceived to be similar to us;

●	actual or anticipated changes in our growth rate relative to our competitors;

●	commercial success and market acceptance of blockchain and bitcoin and other digital assets;

●	actions by our competitors, such as new business initiatives, acquisitions and divestitures;

●	strategic transactions undertaken by us;

●	additions or departures of key personnel;

●	prevailing economic conditions;

●	disputes concerning our intellectual property or other proprietary rights;

●	sales of our Ordinary Shares by our officers, directors or significant shareholders;

●	other actions taken by our shareholders;

●	future sales or issuances of equity or debt securities by us;

●	business disruptions caused by earthquakes, tornadoes or other natural disasters;

●	issuance of new or changed securities analysts’ reports or recommendations regarding us;

●	legal proceedings involving our company, our industry or both;

●	changes in market valuations of companies similar to ours;

●	the prospects of the industry in which we operate;

●	speculation or reports by the press or investment community with respect to us or our industry in general;

●	the level of short interest in our shares; and

●	other risks, uncertainties and factors described in this Annual Report for the year ended December 31, 2025 on Form 10-K.

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

We believe that we are, and there is a significant risk that we may continue to be, a passive foreign investment company (a “PFIC”), which could result in adverse U.S. federal income tax consequences to U.S. Holders of our Ordinary Shares.

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

Passive income generally includes dividends, interest, rents and royalties (other than rents or royalties derived from the active conduct of a trade or business) and gains from the disposition of passive assets. Cash and cash equivalents are generally passive assets.

We have determined that more than 50% of the average quarterly value of the assets held by our Company produce (or are held to produce) passive income. Therefore, Bit Digital, Inc. was considered to be a passive foreign investment company, or PFIC, for U.S. federal income tax purposes, within the meaning of Section 1297(a) of the Internal Revenue Code, for the taxable year ended December 31, 2025, and we may continue to be classified as a PFIC in future taxable years.

The determination of whether we are a PFIC is made annually and depends on the application of complex U.S. federal income tax statutes, regulations, interpretation, and the composition of our income and assets. For purposes of the asset test, the value of our assets may be determined, in part, by reference to the market price of our ordinary shares, which may fluctuate significantly. As a result, our PFIC status may change from year to year depending on stock price, the value of our digital asset holdings, and the composition of our operating assets.

If we are classified as a PFIC for any taxable year during which a U.S. holder owns our ordinary shares, such U.S. holder may be subject to adverse U.S. federal income tax consequences. These consequences may include the application of the excess distribution rules under Section 1291 of the Internal Revenue Code, under which gains on the disposition of our ordinary shares and certain distributions may be taxed at the highest applicable tax rates and may be subject to an interest charge on deferred tax liabilities. In addition, U.S. holders may be subject to additional reporting requirements, including the obligation to file IRS Form 8621.

U.S. holders may be able to mitigate certain of these adverse tax consequences by making a qualified electing fund (QEF) or a mark-to-market election with respect to our ordinary shares on a shareholder-by-shareholder basis. We intend to provide U.S. holders with the information necessary to make a QEF election for the 2025 taxable year. However, there can be no assurance that such information will be available on a timely basis or that making such election will be beneficial to any particular U.S. holder.

Prospective investors should consult their own tax advisors regarding the application of the PFIC rules to an investment in our ordinary shares, including the availability and consequences of making a QEF or mark-to-market election and the reporting obligations associated with such investment.

Our Chief Financial Officer and Chairman currently have voting power to control all significant corporate actions.

Erke Huang, our Chief Financial Officer and a director, and Zhaohui Deng, a director and our former Chairman, collectively beneficially own 1,000,000 preferred shares, each having fifty (50) votes, which equals approximately 15.3% of the voting power of our 326,577,219 outstanding Ordinary Shares as of March 24, 2026 or approximately 13.3% of all votes cast on an as-converted basis. The Board authorized the exchange by Messrs. Huang and Deng of 1,000,000 Ordinary Shares for an equivalent number of preferred shares, in the form of a poison pill, to enable them to carry out the Company’s business plan without the threat of a hostile takeover. Nevertheless, as a result of their shareholdings, Mr. Huang and Mr. Deng may be able to control the vote over decisions regarding mergers, consolidations and the sale of all or substantially all of our assets, the election of directors, and other significant corporate actions. They may take action that is not in the best interests of our other shareholders. This concentration of voting power may discourage or delay our Company, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of the sale of our Company and might reduce the market price of our Ordinary Shares. These actions may be taken even if they are opposed by our other shareholders.

Your percentage of ownership in the Company may be diluted in the future.

In the future, your percentage ownership in the Company may be diluted because of equity awards that the Company will be granting to its directors, officers and employees or otherwise as a result of equity issuances for acquisitions or capital market transactions. the Company anticipates that its Compensation Committee will grant additional stock-based awards to its directors, officers and employees. Such awards will have a dilutive effect on the Company’s earnings per share, which could adversely affect the market price of our shares.

In addition, the Company’s Amended and Restated Memorandum and Articles of Association authorizes it to issue additional preference shares of par value US$0.01 in the capital of the Company, which have enhanced rights relative to Ordinary Shares, including with respect to dividends, and liquidation preferences. Accordingly, issuing preference shares could affect the value of our Ordinary Shares.

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

We have never declared or paid any cash dividends with respect to our Ordinary Shares and do not intend to pay any cash dividends in the foreseeable future. The Preference Shares held by our former Chairman of the Board and our Chief Financial Officer provide for an eight (8%) percent ($800,000) annual dividend when and if declared by the Board. On February 19, 2026, the Board of Directors declared eight (8%) percent dividends on the preference shares to Geney Development Ltd., an entity beneficially owned by the Company’s Chief Financial Officer and our former Chairman for the year ended December 31, 2025. We currently plan to retain any future earnings to cover operating costs and otherwise fund the growth of our business. We cannot assure you that we would, at any time, generate sufficient surplus cash that would be available for distribution to the holders of our Ordinary Shares as a dividend. As a result, capital appreciation, if any, of our Ordinary Shares will be the sole source of gain for the foreseeable future. There is no guarantee that our Ordinary Shares will appreciate in value or even maintain the price at which a shareholder purchased such shareholder’s shares.

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

Currently, a portion of our operations and of our assets and personnel are located outside the United States. Three of the five members of our Board of Directors are nationals or residents of jurisdictions other than the United States, and a substantial portion, if not all, of their assets are located outside the United States. As a result, it may be difficult for a shareholder to effect service of process within the United States upon these persons, or to enforce against us or them judgments obtained in U.S. courts, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States. Foreign countries may have no arrangement for the reciprocal enforcement of judgments with the United States. As a result, recognition and enforcement in a foreign country of judgments of a court in the United States and any of the other jurisdictions in relation to any matter not subject to a binding arbitration provision may be difficult or impossible. Even if you sue successfully in a U.S. court or any other jurisdictions, you may not be able to collect on such judgment against us or our directors and officers. In addition, the SEC, the U.S. Department of Justice and other U.S. authorities may also have difficulties in bringing and enforcing actions against us or our directors or officers outside the United States.

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

We incur significant costs as a result of being a public company and will continue to do so in the future, particularly as we cease to qualify as a “Smaller reporting company.”

We incur significant legal, accounting and other expenses as a public company. The Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC and the NASDAQ Capital Market, impose various requirements on the corporate governance practices of public companies. We have been a “smaller reporting company,” and ceased to be a smaller reporting company on January 1, 2026. A smaller reporting company may take advantage of specified reduced reporting and other requirements that are otherwise applicable generally to public companies. As a result of no longer being a smaller reporting company, we may incur additional costs which could have a material adverse effect on our financial condition.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

The Company’s cybersecurity principles, goals and targets are defined in a policy approved by the Board of Directors (the “Cybersecurity Policy”). This Policy is anchored in a risk-based approach based on industry standards to balance the level of cybersecurity against the risks faced by the Company. Material risks are managed by both internal resources and third-party contractors. The Company believes that effective information security management is necessary for the secured sharing and protection of information within the Company’s cyberspace.

The Cybersecurity Policy applies to all directors, officers, employees and contractors of the Company and any parent, holding companies and subsidiaries regardless of their contract terms, who use the Company’s technological devices.

The Board of Directors is responsible for leading the Company to minimize the risk of unauthorized and malicious use, disclosure, potential theft, alteration or damaging effects on the Company’s operations while concurrently enabling the sharing of information in cyberspace. The Board of Directors is committed to ensuring that risks to the confidentiality, integrity or availability of Company-owned information assets are managed appropriately by implementing an information security risk management approach. The Company’s cybersecurity risk management is integrated into its overall enterprise risk management, sharing common reporting channels and governance processes that apply across the enterprise risk management program.

The Board of Directors as a whole oversees the Cybersecurity Policy and its implementation of the Company’s oversight, programs, procedures, and policies related to cybersecurity, cybersecurity risks, information security, and data privacy. Departments of the Company have been identified under the Cybersecurity Policy to report to the Company’s Head of IT overseeing the cybersecurity strategy as defined in the Cybersecurity Policy.

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

We assessed all third-party vendors, including our third-party IT firms, before engaging them for various services. We have partnered with third-party IT providers to support our cybersecurity and information technology functions, with the Managed Security Operations Center operating 24/7/365 for automated email monitoring, malicious email quarantine, and reporting; secure systems design and architecture, security controls implementation, penetration testing, disaster recovery testing, and risk assessments. Through these partnerships, we maintain continuous security monitoring and control validation We also perform yearly risk assessments on critical vendors and suppliers as part of our information technology general controls cyber security processes.

Additionally, the Company’s management leverages manual controls to verify data integrity and mitigate risk, considering the Company’s size and business model. Management also provides interim and year-end reports to the Board of Directors on the Company’s and its subsidiaries’ IT General controls (ITGC) related to cybersecurity and information security matters.

In 2025, we did not identify any cybersecurity events that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident. For more information about these risks, please see “Risk Factors— Cyberattacks and security breaches of our system, or those impacting our third parties, could adversely impact our brand and reputation and our business, operating results, and financial condition.”

Item 2. Properties

Our principal executive office is located at 31 Hudson Yards, 11th Floor, New York, New York, United States 10001. The lease for our principal executive office is for a term ending July 31, 2027, with a current monthly rental of $13,861.

WhiteFiber’s headquarters offices are located at 31 Hudson Yards, 11th Floor, Suite 30, New York, NY 10001. The WhiteFiber’s lease is for a term ending July 31, 2027 with a monthly rental of $7,226. In January 2026, WhiteFiber signed an agreement to lease additional office space located at 31 Hudson Yards, 11th Floor, Suite 40, New York NY 10001, starting February 2, 2026 for a term ending January 31, 2029 with a monthly rental fee of $15,046.

WhiteFiber provides cloud services at the data center located at Falkagerdi 1, 1540 BlöndUos Campus, Iceland. WhiteFiber has one office in Reykjavik, Iceland, located at Skógarhlíð 12, 105 Reykjavík, Iceland. The original lease was for a term ending December 31, 2025, with a monthly rental of approximately $620. It was extended for an additional twelve months for a term ending February 28, 2027, with no change in rent.

Enovum maintains a 64,642 square foot data center (MTL-1) located at 3195 Chem de Bedford Road, Montreal, Quebec, H3S, IGS. The lease was first entered into on March 19, 2020, and last amended on March 25, 2022. The lease is for a term of 15 years and nine months ending on May 31, 2036, unless terminated earlier. The lease has two five-year renewal options, from June 1, 2036 to May 31, 2041 and from June 1, 2041 until May 31, 2046. The base rent started at $13,467, was at $32,321 until May 31, 2025, and increases to $42,394 by the end of the lease. Additional rent is Enovum’s proportionate share of operating costs and of real estate taxes, as well as an administrative fee equal to 15% of Enovum’s proportionate share of operating costs. The lease is secured by a letter of credit in the amount of CAD $600,000.

On December 27, 2024, Enovum acquired a 160,000 square foot facility (MTL-2) at 7300 Trans-Canada Highway, City of Point-Claire, Quebec, Canada H9R 1C7. The property was purchased for approximately CAD $33.5 million (approximately USD $23.3 million) and was purchased with cash on hand.

On April 10, 2025, Enovum entered into a lease for a new data center site (MTL-3) at 500 Bd Monseigneur — Dubois, Saint-Jerome, Quebec, QC J7Y 3L8 a suburb of Montreal. The facility spans approximately 202,000 square feet on 7.7 acres and has been developed to support current contracted capacity, with future expansion potential subject to utility approvals. The transaction was executed under a lease-to-own structure, which includes a fixed-price purchase option of CAD $24.2 million (approximately USD $17.3 million) which it exercised in December 2025. The facility has been retrofitted to Tier-3 standards and was completed and operational in November 2025.

On May 20, 2025, WhiteFiber purchased a former industrial/manufacturing building together with the underlying land outside of Greensboro, North Carolina, which we are retrofitting to create an HPC data center (NC-1). The property has approximately 1,000,000 leasable square feet and is located at 805 Island Drive, Madison, North Carolina. The property, as well as certain machinery and equipment located thereon, was purchased for a cash purchase price of $53.2 million.

In February 2026, WhiteFiber entered into two leases for space in data center sites in Atlanta, Georgia, USA. The facilities span approximately 4,297 square feet and are being developed to support cloud services. The facilities are expected to become operational in May 2026.

We have one office in Hong Kong located at Room 1913 on a leased premise at Fortune Commercial Building, 362 Sha Tsui Road, Tsuen Wan, Hong Kong. The lease is for a term ending on May 31, 2026, with a monthly rental of $300.

We have one office in Singapore located at CapitaSpring, 88 Market Street, Level 21, Singapore, 048948. This lease is for a term ending on October 31, 2026, with a monthly rental of SGD $7,140 (approximately USD $5,600).

On December 3, 2024, we entered into a lease agreement in Singapore located at 40 Flore Drive #06-66 Palm Isles Singapore, 506866 for general and administrative purposes. The initial lease term is two years with an option to renew for one year.

On April 1, 2025, we entered into a lease agreement in Hong Kong located at No.3 MacDonnel Road, Hong Kong for general and administrative purposes. The lease term is two years.

We believe that we will be able to obtain adequate facilities, principally through leasing, to accommodate our future expansion plans. We believe that our current property rights are sufficient for our current operations.

Item 3. Legal Proceedings

Except as set forth herein, we are not currently a party to any material legal or administrative proceedings.

On June 3, 2024, the Company filed suit in Delaware Superior Court against Blockfusion, Inc. (“Blockfusion”) alleging claims for breach of contract, conversion, and related claims in connection with, among other things, certain deposits and advances paid to Blockfusion, the return of which is owed to Bit Digital. Bit Digital was seeking in excess of $4.3 million. On October 22, 2024, Blockfusion denied the Company’s claims and brought reciprocal breach of contract and related counterclaims. Following limited discovery, the Company sought leave to file a Second Amended Complaint asserting additional tort and equitable claims, including fraud-based claims, and adding Blockfusion’s Chief Executive Officer as an individual defendant. On September 19, 2025, Blockfusion moved to dismiss the Second Amended Complaint. The Company filed its opposition to the motion on October 17, 2025, and the Court held a hearing on the motion on January 6, 2026. Following the hearing, the Court granted the motion to dismiss. The Court dismissed the claims against the individual defendant without prejudice on the ground that it lacked personal jurisdiction, and did not reach the merits of certain substantive issues raised in the motion. The Company’s contract-based claims and related claims for contractual recovery against Blockfusion were not dismissed and remain pending.

The litigation is ongoing and remains in an active pretrial phase. The Company continues to pursue its claims against Blockfusion and is evaluating and pursuing related claims against additional parties in appropriate forums. The Company seeks recovery of its original investment, allegedly improper invoice payments, unpaid contractual amounts, and other damages, and may seek equitable or other relief as the proceedings continue. The aggregate damages sought exceed $5.0 million.

At this time, the Company cannot reasonably estimate a possible loss, range of loss, or expected recovery associated with this litigation.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Ordinary Shares are listed on the Nasdaq Capital Market under the symbol “BTBT”.

Holders of Our Common Stock

As of March 24, 2026, we had 326,577,219 ordinary shares issued and outstanding, held by 24 stockholders of record and in excess of 50,000 additional holders of ordinary shares held in “street name” by various broker-dealers, nominees and registered clearing agencies.

Dividends

We currently intend to retain all future earnings to finance our operations and to expand our business. The 1,000,000 preference shares beneficially held by an officer and a director of the Company are entitled to eight (8%) percent annual dividends if and when decided by the Board of Directors. On February 19, 2026, the Board of Directors declared eight (8%) percent ($800,000) dividends on the preference shares to Geney Development Ltd. (“Geney”) for the period ended December 31, 2025. Erke Huang, our Chief Financial Officer, is the President of Geney and the beneficial owner of thirty (30%) percent of the equity of Geney, with the remaining seventy (70%) percent held by Zhaohui Deng, a director and the Company’s former Chairman of the Board.

Recent Sales of Unregistered Securities

On January 26, 2026, WhiteFiber completed a private offering of $230.0 million aggregate principal amount of 4.500% Convertible Senior Notes due 2031 (the “Notes”), including the exercise in full of the initial purchasers’ option to purchase an additional $20.0 million aggregate principal amount of Notes. The Notes are general senior unsecured obligations of WhiteFiber. The Notes were issued pursuant to an Indenture, dated January 26, 2026 (the “Indenture”), between WhiteFiber and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”). The Notes will mature on February 1, 2031 (the “Maturity Date”), unless earlier converted, redeemed or repurchased. The Notes will bear interest at a rate of 4.500% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2026. Holders may convert their Notes at their option prior to the close of business on the second scheduled trading day immediately preceding the Maturity Date. Upon conversion, WhiteFiber will satisfy its conversion obligation by paying or delivering, as the case may be, cash, its Ordinary Shares, or a combination of cash and Ordinary Shares, at WhiteFiber’s election, in the manner and subject to the terms and conditions set forth in the Indenture.

In connection with the pricing of the Notes, WhiteFiber entered into a privately negotiated zero-strike call option transaction with Barclays Bank PLC, through its agent Barclays Capital Inc. (the “Option Counterparty” and, such transaction, the “Call Option Transaction”), with an expiration date that is scheduled to occur shortly after the Maturity Date. Pursuant to the Call Option Transaction, WhiteFiber paid a premium equal to approximately $120.0 million for the right to receive, without further payment, 5,905,511 Ordinary Shares (subject to customary adjustment), with delivery thereof by the Option Counterparty at expiry, subject to early settlement of the Call Option Transaction in whole or in part at the Option Counterparty’s discretion.

The net proceeds from the sale of the Notes were approximately $221.5 million, after deducting the initial purchasers’ discounts and estimated offering expenses payable by WhiteFiber. WhiteFiber used approximately $120.0 million of the net proceeds from the Notes to pay the cost of the Call Option Transaction. The remaining net proceeds are expected to be used primarily for data center expansion, including to partially fund the lease or purchase of additional property or properties on which to build additional WhiteFiber data centers, to construct those facilities, to enter into additional energy service agreements for each additional site, to purchase related equipment, and for potential acquisitions, partnerships and joint ventures related thereto, and for working capital and general corporate purposes.

WhiteFiber offered and sold the Notes to the initial purchasers in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and the Notes were initially resold by the initial purchasers to persons whom the initial purchasers reasonably believed to be qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A under the Securities Act. WhiteFiber relied on these exemptions from registration based in part on representations made by the initial purchasers in purchase agreement, dated January 21, 2026, by and among WhiteFiber and the representatives of the initial purchasers named therein. The Notes and the Ordinary Shares issuable upon conversion of the Notes, if any, have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. To the extent that any Ordinary Shares are issued upon conversion of the Notes, they will be issued in transactions anticipated to be exempt from registration under the Securities Act by virtue of Section 3(a)(9) thereof, because no commission or other remuneration is expected to be paid in connection with conversion of the Notes, and any resulting issuance of Ordinary Shares. Initially, a maximum of 11,318,898 Ordinary Shares may be issued upon conversion of the Notes based on the initial maximum conversion rate of 49.2126 Ordinary Shares per $1,000 principal amount of the Notes, which is subject to customary anti-dilution adjustment provisions.

Use of Proceeds

On August 8, 2025, WhiteFiber completed its IPO of 9,375,000 Ordinary Shares, at a public offering price of $17.00 per share. All ordinary shares in the IPO were sold by WhiteFiber. The initial gross proceeds to WhiteFiber from the IPO were $159,375,000, before deducting aggregate underwriting discounts and commissions of $11,156,250 and offering expenses payable by WhiteFiber. Prior to the consummation of the IPO, Bit Digital held all of the issued and outstanding Ordinary Shares of WhiteFiber. On September 2, 2025, the underwriters fully exercised their option to purchase an additional 1,406,250 Ordinary Shares, resulting in additional gross proceeds to WhiteFiber of $23,906,250, before deducting underwriting discounts and commissions and offering expenses. After giving effect to the IPO including the over-allotment option exercised by the underwriters in full, Bit Digital holds approximately 71% of the issued and outstanding ordinary shares of WhiteFiber.

Prior to the consummation of the IPO, WhiteFiber entered into a Contribution Agreement with Bit Digital, pursuant to which Bit Digital contributed its HPC business through the transfer of 100% of the capital shares of its cloud services subsidiary, WhiteFiber AI, Inc. and its wholly-owned subsidiaries WhiteFiber HPC, Inc., WhiteFiber Canada, Inc., WhiteFiber Japan G.K. and WhiteFiber Iceland, ehf, to WhiteFiber in exchange for 27,043,749 ordinary shares of WhiteFiber. The Contribution Agreement became effective of August 6, 2025, when the registration statement for the IPO was declared effective by the SEC.

The effective date of the registration statement for which the use of proceeds is being disclosed was August 6, 2025. The IPO commenced on August 7, 2025. The securities which were registered were WhiteFiber’s Ordinary Shares, $0.01 par value. As of October 31, 2025, WhiteFiber incurred approximately $16.6 million of offering expenses, including underwriting discounts and commissions, expenses paid to or for the underwriters, and for other expenses. As of January 31, 2026, WhiteFiber had expended approximately $135.5 million for the construction of plant, building and facilities, $23.6 million for the purchase and installment of machinery and equipment, and $nil for real estate. No material changes were made in the planned use of proceeds from WhiteFiber’s IPO as described in the prospectus for WhiteFiber’s IPO.

Issuer Purchases of Equity Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

Share-based compensation such as restricted stock units (“RSUs”), incentive and non-statutory stock options, restricted shares, share appreciation rights and share payments may be granted to any directors, employees and consultants of the Company or affiliated companies under the 2025 Omnibus Equity Incentive Plan (“2025 Plan”). There are 8,000,000 ordinary shares reserved for issuance under the Company’s 2025 Plan, under which 6,501,843 RSUs have been granted as of December 31, 2025.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included elsewhere in this Annual Report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See “Forward Looking Statements and Risk Factor Summary” for a discussion of the uncertainties, risks, and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” and elsewhere in this Annual Report.

Overview

Bit Digital, Inc. (“BTBT” or the “Company” or “We”), is a holding company incorporated on February 17, 2017, under the laws of the Cayman Islands. The Company is a strategic asset company focused on active participation in Ethereum (ETH)-native treasury and staking strategies. Through our majority equity stake in WhiteFiber Inc. (Nasdaq: WYFI), the Company also engages in high performance computing (“HPC”) business, including cloud services and HPC data center services.

HPC Business

The Company’s HPC business operates under the WhiteFiber brand. WhiteFiber is a leading provider of AI infrastructure solutions. WhiteFiber owns HPC data centers and provide cloud-based HPC GPU services, which we term cloud services, for customers such as AI application and ML developers (the “HPC Business”). The Tier-3 data centers provide hosting and colocation services. The cloud services support generative AI workstreams, especially training and inference.

On July 30, 2025, WhiteFiber entered into the Contribution Agreement with us in connection with WhiteFiber’s IPO, pursuant to which, on August 6, 2025, we contributed our HPC business to WhiteFiber through the transfer of 100% of the capital shares of our cloud services subsidiary, WhiteFiber AI, Inc. and our wholly-owned subsidiaries WhiteFiber HPC, Inc., WhiteFiber Canada, Inc., WhiteFiber Japan G.K. and WhiteFiber Iceland, ehf, in exchange for 27,043,749 Ordinary Shares.

Colocation/Data Center Service

WhiteFiber designs, develops, and operates Tier-3 data centers that provide hosting and colocation services with high reliability infrastructure, including N+1 redundancy, advanced cooling, and strict monitoring systems designed to support AI workloads. Its strategy focuses on rapidly developing retrofit data centers in metro areas with existing power infrastructure, allowing for significantly faster deployment than greenfield projects. The current portfolio includes facilities such as MTL-1, MTL-2, MTL-3 in Quebec and NC-1 in North Carolina, with a goal of reaching approximately 76 MW of total capacity by the end of 2026 and a broader development pipeline of roughly 1,500 MW under review. During 2025, WhiteFiber prioritized projects with committed customer demand and long-term contracts, including a major services agreement at the NC-1 facility expected to generate approximately $865 million of contracted revenue over 10 years, with electricity and certain operating costs passed through to the customer.

Cloud Service

WhiteFiber provides specialized GPU-based cloud infrastructure tailored for generative AI training and inference workloads, offering customized solutions and high service reliability. The business leverages partnerships with major hardware providers such as NVIDIA, SuperMicro, Dell, Hewlett Packard Enterprise, and QCT, and deploys advanced GPU architectures including H200, B200, and GB200 systems. Rather than building all infrastructure itself, WhiteFiber uses a global network of third-party data centers to host GPU clusters. Revenue is generated through a series of service agreements and MSAs with customers for GPU capacity and AI compute services, ranging from short-term deployments to multi-year contracts. Key agreements include large GPU deployments for AI workloads and cloud gaming providers such as Boosteroid, with some contracts offering significant expansion potential and long-term recurring revenue streams.

Digital Asset Business

The digital asset business is comprised primarily of two distinct but highly complementary operations: (i) ETH staking (the “ETH Staking Operations”); and (ii) digital asset mining (the “Digital Asset Mining Operations”).

In June 2025, the Company announced that it had initiated a strategic transition to become a pure play ETH staking and treasury company. In connection with the transition, the Company has been converting its BTC holdings into ETH over time and has been winding down its bitcoin mining operations, with any net proceeds to be re-deployed into ETH.

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

We have signed service agreements with third-party hosting partners in North America and Iceland. These partners operate specialized mining data centers, where they install and operate the miners and provide IT consulting, maintenance, and repair work on site for us. Our mining facilities in New York are maintained by Digihost Technologies Inc. (“Digihost”). Our mining facilities in Texas are maintained by Dory Creek, LLC, a subsidiary of Bitdeer Technologies Group (“Bitdeer”) and Digital Energy Partner LLC (“DEP”). Soluna Computing, Inc. and DVSL ComputeCo, LLC (collectively, “Soluna”) previously maintained our mining facilities in Kentucky and Texas, and GreenBlocks ehf, an Icelandic private limited company (“GreenBlocks”), previously maintained our mining facility in Iceland. The Company’s partnership with Soluna and GreenBlocks concluded at the end of February 2026.

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

We initiated our native staking operations with MarsLand Global Limited (“MarsLand”) in August 2023. Subsequently, we have ceased our native staking with MarsLand in the first quarter of 2024 and initiated our native staking with Figment Inc.

We started participating in liquid staking via Liquid Collective protocol on the Coinbase platform in the first quarter of 2023. Liquid staking allows participants to achieve greater capital efficiency by utilizing their staked ETH as collateral and trading their staked ETH tokens on the secondary market. In the first quarter of 2024, we have reclaimed all the liquid staked ETH from Liquid Collective protocol. In July 2025, we resumed liquid staking through the Liquid Collective protocol with 5,120 ETH. This approach provided flexibility to engage in both staking and restaking through a broader range of strategies and platforms. Subsequently, we ceased our liquid staking activities with Liquid Collective protocol in October 2025.

Miner Deployments

During the year ended December 31, 2025, we continued to work with our hosting partners to deploy our miners in North America and Iceland.

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

During the fourth quarter of 2025, the Company reallocated a portion of its mining fleet across hosting facilities as part of its ongoing efforts to recalibrate its bitcoin mining operations. This transition, driven by changes in hosting partnerships, including the transfer of 1,443 miners from Soluna’s facilities to Digital Energy Partners LLC (“DEP”), which was formerly known as A.R.T Digital.

As of December 31, 2025, the Company’s active hash rate totals approximately 1.5 EH/s, with operations in North America and Iceland.

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

On June 7, 2022, we entered into a Master Mining Services Agreement (the “MMSA”) with Coinmint LLC, pursuant to which Coinmint will provide the required mining colocation services for a one-year period automatically renewing for three-month periods unless earlier terminated. The Company will pay Coinmint electricity costs, plus operating costs required to operate the Company’s mining equipment, as well as a performance fee equal to 27.5% of the net profit, subject to a 10% reduction if Coinmint fails to provide uptime of 98% percent or better for any period. We are not privy to the emissions rate at the Coinmint facility or at any other hosting facility. However, the Coinmint facility operates in an upstate New York region that reportedly utilizes power that is 99% emissions-free, as determined based on the 2023 Load & Capacity Data Report published by the New York Independent System Operator, Inc. (“NYISO”).

On April 5, 2023, the Company entered into a letter agreement and MMSA Amendment, as subsequently amended, with Coinmint pursuant to which Coinmint agreed to provide the Company with up to ten (10) MW of additional mining capacity to energize the Company’s mining equipment at Coinmint’s hosting facility in Plattsburgh, New York. The agreement is for two (2) years automatically renewing for three (3) months unless terminated by either party on at least ninety (90) days prior written notice. The performance fees under this letter agreement range from 30% to 33% of the net profit. This new agreement brings the Company’s total contracted hosting capacity with Coinmint to approximately 30 MW at this facility.

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

In April 2023, we renewed the co-mining agreement with Digihost, previously executed in June 2021. Pursuant to the terms of the new agreement, Digihost provides certain premises to Bit Digital for the purpose of the operation and storage of an up to 20 MW bitcoin mining system to be delivered by Bit Digital. Digihost also provides services to maintain the premises for a term of two years, automatically renewing for a period of one (1) year. Digihost shall also be entitled to 30% of the net profit generated by the miners. As of December 31, 2025, Digihost provided approximately 6.0 MW of capacity for our miners at their facility.

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

In May 2025, we amended the Services Agreement with Greenblocks, originally executed in May 2023 and previously amended in June 2023. Pursuant to the terms of the amended agreement, Greenblocks shall provide services to support 8.9 MW of power capacity from March 1, 2025 through April 30, 2025 and 5 MW of computational capacity starting May 1, 2025 through December 31, 2025. The Company will pay power costs of $0.067 per kilowatt hour and a pod fee of $10,000 per pod per month, subject to pro rata adjustment if usage falls below 2 MW. All other provisions of the original agreement and previous appendices remain in effect. The amended terms may be modified by mutual agreement, and either party may terminate with one month’s notice. As of December 31, 2025, GreenBlocks provided approximately 9.1 MW of capacity for our miners at their facility. Our partnership with GreenBlocks concluded in February 2026, and the Company is currently evaluating alternative hosting arrangements for the miners previously deployed at the GreenBlocks facility. As of the date of this report, these miners are in storage.

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

In December 2024, we entered into two additional co-location agreements with Soluna DVSL ComputerCo, LLC. pursuant to which Soluna agreed to provide the Company with up to 11 MW (5.5 MW and 5.5 MW, respectively) at their hosting facility in Silverton, Texas. Both agreements are for one (1) year automatically renewing on a month-to-month basis unless terminated by either party on at least 60 days prior written notice. Soluna shall also be entitled to 35% and 27.5%, respectively, of the net profit generated by the miners. These new agreements bring the Company’s total contracted hosting capacity with Soluna to approximately 17.6 MW. As of December 31, 2025, Soluna provided approximately 10.0 MW of capacity for our miners at their facility. Our partnership with Soluna concluded in February 2026. The Company has since relocated approximately 2,050 miners to a third-party hosting facility and is evaluating alternative deployment options for the remaining miners, which are currently in storage.

In November 2023, we entered into a hosting services agreement, which was amended on March 7, 2024, with Dory Creek, LLC, a subsidiary of Bitdeer Technologies Group (“Bitdeer”), for a term of one (1) year automatically renewing on an annual basis unless terminated by either party by giving a 30-day prior notice to the other Party in writing. Pursuant to the terms of the agreement, Bitdeer provides maintenance and operation services to Bit Digital to support 17.5 MW of capacity. Bitdeer shall also be entitled to 30% of the net profit generated by the miners. Bit Digital shall have the first right, but not obligation, to accept services for any extra capacity under the terms of this Agreement. As of December 31, 2025, Bitdeer provided approximately 15.5 MW of capacity for our miners at their facility.

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

On July 1, 2025, we entered into the first amendment to the hosting service agreement for 13 MW of capacity. The amendment modified the existing agreement, identifying the two facilities that will provide maintenance and operations service to Bit Digital to support 5 MW and 8 MW of capacity. KaboomRacks shall also be entitled to respective 40%, 14.75% and 22.5% of the net profit generated by the miners. On November 12, 2025, we received communication regarding a change in the contracting entity under its existing hosting arrangements. Effective immediately, Digital Energy Partners LLC (“DEP”) replaced KaboomRacks as the sole contracting counterparty. Under the updated terms, KaboomRacks will return all deposits previously held by it, and we will remit a one-month deposit related to electricity costs to DEP. In connection with the transition, DEP assumed the remaining portion of the $1.3 million loan, with an outstanding balance of approximately $1.0 million as of December 31, 2025. As of December 31, 2025, DEP provided approximately 17.1 MW of capacity for our miners at their facility.

In May 2022, our hosting partner Blockfusion advised us that the substation at its Niagara Falls, New York facility was damaged by an explosion and fire, and power was cut off to approximately 2,515 of the Company’s bitcoin miners and approximately 710 ETH miners that had been operating at the site immediately prior to the incident. The explosion and fire are believed to have been caused by faulty equipment owned by the power utility. Blockfusion and the Company have entered into a common interest agreement to jointly pursue any claims evolving from the explosion and fire. Prior to the incident, our facility with Blockfusion in Niagara Falls, provided approximately 9.4 MW to power our miners. Power was restored to the facility in September 2022. However, we received a notice dated October 4, 2022 (the “Notice”), from the City of Niagara Falls, which ordered the cease and desist from any cryptocurrency mining or related operations at the facility until such time as Blockfusion complies with Section 1303.2.8 of the City of Niagara Falls Zoning Ordinance (the “Ordinance”), in addition to all other City ordinances and codes. Blockfusion has advised us that the Ordinance came into effect on October 1, 2022, following the expiration of a related moratorium on September 30, 2022. Blockfusion has further advised that it has submitted applications for new permits based on the Ordinance’s new standards and that the permits may take several months to process. Pursuant to the Mining Services Agreement between Bit Digital and Blockfusion dated August 25, 2021, Blockfusion represents, warrants and covenants that it “possesses, and will maintain, all licenses, registrations, authorizations and approvals required by any governmental agency, regulatory authority or other party necessary for it to operate its business and engage in the business relating to its provision of the Services.” On October 5, 2022, Bit Digital further advised Blockfusion that it expects it to comply with the directives of the Notice. Our service agreement with Blockfusion ended in September 2023. On June 3, 2024, the Company filed suit in Delaware Superior Court against Blockfusion alleging claims for breach of contract, conversion, and related claims in connection with, among other things, certain deposits and advances paid to Blockfusion, the return of which is owed to the Company. The Company is seeking in excess of $4.3 million. On October 22, 2024, Blockfusion denied the Company’s claims and brought reciprocal breach of contract and related counterclaims. On August 1, 2025, the Company moved for leave to file a Second Amended Complaint, which adds claims for fraud and related causes of action arising out of Blockfusion’s, conduct both at the inception of and during the parties’ relationship. The second Amended Complaint named Blockfusion’s CEO, Alexander Martini-Lomanto, as an additional defendant. The total amount of damages sought exceeds of $5 million. Blockfusion has filed a motion to dismiss the Second Amended Complaint. The Court held a hearing on the motion on January 6, 2026. Following the hearing, the Court granted the motion to dismiss. The Court dismissed the claims against the individual defendant without prejudice on the ground that it lacked personal jurisdiction, and did not reach the merits of certain substantive issues raised in the motion. The Company’s contract-based claims and related claims for contractual recovery against Blockfusion were not dismissed and remain pending.

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

For the year ended December 31, 2025, the Company disposed approximately 7,900 bitcoin miners and wrote off 3 bitcoin miners.

As of December 31, 2025, we had 21,354 miners owned or operating (in Iceland) for bitcoin mining with a total maximum hash rate of 2.8 EH/s.

Bitcoin Production

From the inception of our bitcoin mining business in February 2020 to December 31, 2025, we earned an aggregate of 7,550.8 bitcoins.

The following table presents our bitcoin mining activities for the year ended December 31, 2025:

	Number of bitcoins	Amount (1)
Balance at December 31, 2024	741.9	$69,319,731
Receipt of BTC from mining services	270.7	27,349,798
Exchange of BTC into ETH	(347.7)	(37,199,886)
Exchange of BTC into USDC	(25.0)	(2,321,750)
Sales of and payments made in BTC	(635.9)	(59,295,474)
Change in fair value of BTC	-	2,497,607
Balance at December 31, 2025	4.0	$350,026

(1)	Receipt of digital assets from mining services are the product of the number of bitcoins received multiplied by the bitcoin price obtained from Coinbase, calculated on a daily basis. Sales of bitcoin represent the carrying value of bitcoin at the time of sale.

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

Results of Operations for the Years Ended December 31, 2025 and 2024

The following table summarizes the results of our operations during the years ended December 31, 2025 and 2024, respectively, and provides information regarding the dollar increase or (decrease) during the year. This information should be read together with our consolidated financial statements and related notes included elsewhere in this report.

	For the Years Ended December 31,		Variance in
	2025	2024	Amount
Revenues
Digital asset mining	$27,349,798	58,591,608	(31,241,810)
Cloud services	68,753,609	45,727,735	23,025,874
Colocation services	8,913,816	1,361,241	7,552,575
ETH staking	7,046,270	1,819,876	5,226,394
Other	1,496,827	550,260	946,567
Total revenues	113,560,320	108,050,720	5,509,600

Operating costs and expenses
Cost of revenue (exclusive of depreciation shown below)
Digital asset mining	(22,192,345)	(42,307,012)	20,114,667
Cloud services	(26,447,354)	(19,508,252)	(6,939,102)
Colocation services	(3,450,535)	(490,501)	(2,960,034)
ETH staking	(298,099)	(72,067)	(226,032)
Depreciation and amortization expenses	(36,817,348)	(32,311,056)	(4,506,292)
General and administrative expenses	(80,964,293)	(41,508,279)	(39,456,014)
(Losses) gains on digital assets	(29,214,789)	55,709,711	(84,924,500)
Impairment on digital intangible assets	(6,008,004)	-	(6,008,004)
Total operating expenses	(205,392,767)	(80,487,456)	(124,905,311)

(Loss) income from operations	(91,832,447)	27,563,264	(119,395,711)

Net loss from disposal of property, plant and equipment	(907,769)	(859,083)	(48,686)
Gain from sale of investment security	924	-	924
Change in fair value of derivative liability	15,749,000	-	15,749,000
Other (expense) income, net	(6,852,860)	5,579,796	(12,432,656)
Total other income, net	7,989,295	4,720,713	3,268,582

Interest expense	(3,093,461)	-	(3,093,461)
(Loss) income before income taxes	(86,936,613)	32,283,977	(119,220,590)

Income tax benefit (expenses)	2,006,955	(3,978,167)	5,985,122
Net (loss) income	$(84,929,658)	28,305,810	(113,235,468)

Revenue

We generate revenues from cloud services, colocation services, digital asset mining, and ETH staking businesses. Refer to Note 3. Revenue from Contracts with Customers for further information.

Revenue from cloud services

In the fourth quarter of 2023, we established our cloud-based HPC graphics processing unit services, which we term cloud services, a new business line to provide services to support generative AI workstreams. The Company commenced offering cloud services to customers in January 2024.

Our revenue from cloud services increased by $23.0 million, or 50.4%, to $68.8 million for the year ended December 31, 2025 from $45.7 million for the year ended December 31, 2024. The increase was primarily due to an increase in deployed GPU servers to new and existing customers during the year of 2025, offset by a $2.0 million service credit accrued and expected to be issued to a customer under the terms of the contract.

Revenue from colocation services

In the fourth quarter of 2024, we acquired Enovum which holds our data center business that provides customers with physical space, power, and cooling within data center facilities.

Our revenue from colocation services was $8.9 million and $1.4 million for the years ended December 31, 2025 and 2024, respectively. The increase is due to a full year of revenue reported in 2025 and only two and one-half months in 2024.

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

For the year ended December 31, 2025, we received 270.7 bitcoins from the Foundry mining pool. As of December 31, 2025, our maximum hash rate was at an aggregate of 2.8 EH/s for our bitcoin miners. For the year ended December 31, 2025, we recognized revenue of $27.3 million from bitcoin mining services.

For the year ended December 31, 2024, we received 949.9 bitcoins from Foundry mining pool. As of December 31, 2024, our maximum hash rate was at an aggregate of 2.6 EH/s for our bitcoin miners. For the year ended December 31, 2024, we recognized revenue of $58.6 million from bitcoin mining services.

Our revenues from digital asset mining services decreased by $31.3 million, or 53.4%, to $27.3 million for the year ended December 31, 2025 from $58.6 million for the year ended December 31, 2024. The decrease was primarily due to 679.2 fewer bitcoins generated from our mining business and partially offset by a higher average BTC price for the year ended December 31, 2025, compared to the year ended December 31, 2024.

Revenue from ETH staking

During the fourth quarter of 2022, we commenced ETH staking business, in both native staking and liquid staking.

For the ETH native staking business, we previously partnered with Blockdaemon, Marsprotocol and MarsLand. Currently, we stake ETH with Figment, using network-based smart contracts, on a node for the purpose of validating transactions and adding blocks to the network. Through these contracts, the Company stakes ETH on nodes for the purpose of validating transactions and adding blocks to the Ethereum blockchain network. The Company is able to withdraw staked ETH under contracted staking since April 12, 2023 when the previously announced Shanghai upgrade was completed. In exchange for staking the ETH and validating transactions on blockchain networks, the Company is entitled to block rewards and transaction fees for successfully validating or adding a block to the blockchain. These rewards are received by the Company directly from the Ethereum network and are calculated approximately based on the proportion of the Company’s stake to the total ETH staked by all validators.

In the fourth quarter of 2023, the Company terminated its native staking activities and reclaimed all staked Ethereum with Blockdaemon. Our native staking operations with Marsprotocol commenced in the first quarter of 2023 and concluded in July 2023. After ceasing operations with Marsprotocol, we initiated our native staking operations with MarsLand in August 2023. In the first quarter of 2024, we concluded our operations with MarsLand and initiated our native staking operations with Figment. Since December 31, 2024, all of native staking operations are with Figment.

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

For the year ended December 31, 2025, we earned 1,988.8 ETH and 52.9 ETH in native staking and in liquid staking, respectively. For the year ended December 31, 2025, we recognized revenues of $6,827,567 and $218,703 from native staking and liquid staking, respectively.

For the year ended December 31, 2024, we earned 565.1 ETH and 1.3 ETH in native staking and in liquid staking, respectively. For the year ended December 31, 2024, we recognized revenues of $1,815,373 and $4,503 from native staking and liquid staking, respectively.

Our revenues from ETH native staking increased by $5,012,194, or 276.1%, to $6,827,567 for the year ended December 31, 2025 from $1,815,373 for the year ended December 31, 2024. The increase was primarily due to an increase of 1,423.7 ETH earned from staking services and the increase in the average price of ETH for the year ended December 31, 2025 compared to the year ended December 31, 2024.

Our revenues from ETH liquid staking increased by $214,200, or 4,756.8%, to $218,703 for the year ended December 31, 2025 from $4,503 for the year ended December 31, 2024. The increase was due to the resume of liquid staking activities in the third quarter of 2025; however, such activities were subsequently discontinued in October 2025.

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

The Company’s cost of revenue consists primarily of direct production costs associated with its core operations, excluding depreciation and amortization, which are separately stated in the Company’s consolidated statements of operations. Specifically, these costs consist of:

i.	cloud services operations - electricity costs, data center lease expense, GPU servers lease expense, third-party customer support fees and other relevant costs

ii.	colocation services - electricity costs, lease costs, data center employees’ wage expenses, and other relevant costs

iii.	mining operations - electricity costs, profit-sharing fees and other relevant costs

iv.	ETH staking business - service fee and reward-sharing fees to the service providers.

Cost of revenue - cloud services

For the years ended December 31, 2025 and 2024, the cost of revenue from cloud services was comprised of the following:

	For the Years Ended December 31,
	2025	2024

Electricity costs	$2,433,451	$1,007,112
Data center lease expenses	5,410,230	3,558,987
GPU servers lease expenses	14,741,928	13,640,737
Third-party customer support fees	1,124,902	-
Other costs	2,736,843	1,301,416
Total	$26,447,354	$19,508,252

Electricity costs. These expenses were incurred by the data centers for the HPC equipment and were closely correlated with the number of deployed GPU servers.

For the year ended December 31, 2025, electricity costs increased by $1.4 million, or 142%, compared to the electricity costs incurred for the year ended December 31, 2024. The increase primarily resulted from an increase in the number of deployed GPU servers.

Data center lease expenses. We entered into data center lease agreements for fixed monthly recurring costs.

For the year ended December 31, 2025, data center lease expenses increased by $1.9 million, or 52%, compared to the data center lease expenses incurred for the year ended December 31, 2024. The increase primarily resulted from two additional data center leases entered after the second quarter of 2024.

GPU servers lease expenses. We entered into GPU servers lease agreements to support our cloud services. The lease payments depends on the usage of the GPU servers.

For the year ended December 31, 2025, GPU servers lease expenses increased by $1.1 million, or 8%. The increase primarily resulted from a higher utilization of leased GPU servers.

Third-party customer support fees. Beginning in 2025, we engaged a third party to provide customer support services. For the year ended December 31, 2025, third-party customer support fees were $1.1 million.

Cost of revenue - Colocation Services

In the fourth quarter of 2024, we acquired Enovum which provides colocation services. For the years ended December 31, 2025 and 2024, the cost of revenue from colocation services was comprised of the following:

	For the Years Ended December 31,
	2025	2024

Electricity costs	$1,438,218	$188,559
Lease expenses	1,025,851	149,260
Wage expenses	406,787	12,156
Other costs	579,679	140,526
Total	$3,450,535	$490,501

Electricity costs. These expenses were closely correlated with the number of deployed servers hosted by the data center.

For the year ended December 31, 2025, electricity costs increased by $1.2 million, or 663%, compared to the electricity costs incurred for the year ended December 31, 2024 as we acquired Enovum in the fourth quarter of 2024.

Lease expenses. These expenses were incurred by the data center for lease agreement for a fixed monthly recurring cost.

For the year ended December 31, 2025, data center lease expenses increased by $0.8 million, or 587%, compared to the data center lease expense incurred for the year ended December 31, 2024. We had two and one-half months data center lease expenses for the year ended December 31, 2024 as we acquired Enovum in the fourth quarter of 2024.

Wage expenses. These expenses represent the salaries and benefits of data center employees involved in the operation of our facilities.

For the year ended December 31, 2025, wage expenses increased by $0.4 million, or 3246%, compared to the wage expenses incurred for the year ended December 31, 2024 as we acquired Enovum in the fourth quarter of 2024.

Cost of revenue - digital asset mining

For the years ended December 31, 2025 and 2024, the cost of revenue from digital asset mining was comprised of the following:

	For the Years Ended December 31,
	2025	2024

Electricity costs	$15,971,622	$30,598,881
Profit-sharing fees	3,977,959	9,175,239
Other costs	2,242,764	2,532,892
Total	$22,192,345	$42,307,012

Electricity costs. These expenses were incurred by mining facilities for the miners in operation and were closely correlated with the number of deployed miners.

For the year ended December 31, 2025, electricity costs decreased by $14.6 million, or 48%, compared to the electricity costs incurred for the year ended December 31, 2024. The decrease primarily resulted from a decrease in the number of deployed miners.

Profit-sharing fees. We enter into hosting agreements with certain mining facilities, which included performance fees calculated as a fixed percentage of net profit generated by the miners. We refer to these fees as profit-sharing fees.

For the year ended December 31, 2025, profit-sharing fees decreased by $5.2 million, or 57%, compared to profit-sharing fees incurred in the year ended December 31, 2024. The decrease in profit-sharing fees was primarily due to lower bitcoin production and partially offset by the higher average BTC price for the year ended December 31, 2025.

Cost of revenue - ETH staking

For the year ended December 31, 2025, cost of revenue from ETH staking business increased by $226,032, or 314%, compared to the cost of revenue incurred for the year ended December 31, 2024. The increase was primarily driven by an increased number of staked ETH from 21,568 ETH in the year ended December 31, 2024 to 138,263 ETH in the year ended December 31, 2025.

Depreciation and amortization expenses

For the years ended December 31, 2025 and 2024, depreciation and amortization expenses were $36.8 million and $32.3 million, respectively, based on an estimated useful life of property, plant, and equipment and intangible assets. The increase in depreciation and amortization expenses is attributable to additional assets placed in service in 2025, specifically miner equipment and cloud equipment, resulting in higher expenses being recognized.

Effective January 1, 2025, we changed our estimate of the useful lives for our cloud service equipment from three to five years. The change was made to better reflect the expected usage patterns and economic benefits of the assets. Refer to Note 2. Summary of Significant Accounting Policies to our consolidated financial statements.

General and administrative expenses

For the year ended December 31, 2025, our general and administrative expenses, totaling $81.0 million, were primarily comprised of professional and consulting expenses of $29.0 million, shared-based compensation expenses of $20.0 million, salary and bonus expenses of $13.2 million, marketing expenses of $4.6 million, travel expenses of $1.5 million, and directors and officers insurance expenses of $1.2 million.

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

(Losses) gains on digital assets

For the year ended December 31, 2025, a loss of $29.2 million was recognized, primarily attributable to the decrease in the prices of bitcoin and ETH as of December 31, 2025.

For the year ended December 31, 2024, a gain of $55.7 million was recognized, primarily attributable to the increase in the prices of bitcoin and ETH as of December 31, 2024.

Impairment of digital intangible assets

For the years ended December 31, 2025 and 2024, the Company recognized impairment losses of $6.0 million and $nil, respectively, on its LsETH holdings, primarily due to the carrying amount of LsETH exceeded its fair value.

Net loss from disposal of property, plant and equipment

For the year ended December 31, 2025, the Company sold 7,900 bitcoin miners for a total consideration of $1.3 million. On the dates of the transaction, the total original cost and accumulated depreciation of these miners were $9.4 million and $7.6 million, respectively. The Company recognized a loss of $534,776 from the sale of miners which was recorded in the account of “net loss from disposal of property, plant and equipment”. As of the date of this report, the Company has collected cash consideration of $0.9 million.

For the year ended December 31, 2025, the Company wrote off 3 BTC miners during the year, and the Company did not record a loss from the write off as the miners were fully depreciated.

For the year ended December 31, 2025, WhiteFiber sold cloud service equipment for a total consideration of $1.2 million. On the date of the transaction, the carrying amount of these switches was $1.5 million. WhiteFiber recognized a loss of $372,993 from the sale which was in the account of “net loss from disposal of property, plant and equipment”. As of the date of this report, WhiteFiber has collected the cash consideration of $1.2 million.

For the year ended December 31, 2024, the Company wrote off 19,889 BTC miners during the year, and the Company recorded a loss of $nil resulting from the writing off in the account of “net (loss) gain from disposal of property and equipment”.

Change in fair value of derivative liability

Change in fair value of derivative liability during the years ended December 31, 2025 and 2024 were $15.7 million and $nil, respectively, related to the conversion feature of the 2030 Convertible Notes which was originally accounted for separately as a derivative liability.

Other (expense) income, net

For the year ended December 31, 2025, our other expense, totaling $6.9 million, was primarily comprised of unrealized losses on digital assets held in the fund of $11.1 million, other miscellaneous loss of $1.8 million and partially offset by the gain on exchange of LsETH of $4.3 million and interest income of $2.1 million.

For the year ended December 31, 2024, our other income, totaling $5.6 million, was primarily comprised of unrealized gains on digital assets held in the fund of $2.6 million, interest income of $2.2 million and other miscellaneous income of $1.0 million.

Income tax benefit (expenses)

The following table provides details of income taxes for the year ended December 31:

	For the Years Ended December 31,
	2025	2024

(Loss) income before income taxes	$(86,936,613)	$32,283,977
Provision for (benefit from) income taxes	$(2,006,955)	$3,978,167
Effective tax rate	2.3%	12.3%

Tax expense was decreased by $6.0 million comparing to the year ended December 31, 2024 primarily due to the overall business operation loss, partially offset by nondeductible expenses and unfavorable foreign rate differential in the jurisdictions where we have major operations and no Global Intangible Low-Taxed Income (“GILTI”) inclusion in 2025.

Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income, the amount of our pre-tax income as business activities fluctuate, non-deductible expenses, non-taxable capital gain in certain jurisdiction, change of valuation allowance and the effectiveness of our tax planning strategies. We also continue to monitor the adoption of Pillar Two relating to the global minimum tax in each of our tax jurisdictions to evaluate its impact on our effective income tax rate. For the year ended December 31, 2025, we are not subject to Pillar Two global minimum tax.

For more details on the Company’s tax profile, see Note 17 “Income Taxes” to our consolidated financial statements.

Net (loss) income and (loss) earnings per share

For the year ended December 31, 2025, our net loss was $84.9 million, representing a change of $113.2 million from a net income of $28.3 million for the year ended December 31, 2024.

Basic and diluted loss per share was $0.31 and $0.31 for the year ended December 31, 2025, respectively. Basic and diluted earnings per share was $0.20 and $0.19 for the year ended December 31, 2024, respectively.

Basic and diluted weighted average number of shares was 257,881,684 and 257,881,684 for the year ended December 31, 2025, respectively. Basic and diluted weighted average number of shares was 140,346,322 and 141,507,497 for the year ended December 31, 2024, respectively.

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

The Company’s cost of revenue consists primarily of (i) direct production costs related to mining operations, including electricity costs, profit-sharing fees and other relevant costs, but excluding depreciation and amortization, which are separately stated in the Company’s consolidated statements of operations, (ii) direct production costs related to cloud services operations, including electricity costs, datacenter lease expense, GPU servers lease expense, and other relevant costs, but excluding depreciation and amortization, which are separately stated in the Company’s consolidated statements of operations, (iii) direct production costs related to colocation services, including electricity costs, lease costs, wage expenses and other relevant costs and (iv) direct cost related to ETH staking business including service fee and reward-sharing fees to the service providers.

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

For the years ended December 31, 2024 and 2023, electricity costs totaled $1.0 million and $nil, respectively.

Data center lease expenses. In December 2023, we entered into a data center lease agreement for a fixed monthly recurring cost.

For the years ended December 31, 2024 and 2023, data center lease expenses totaled $3.6 million and $nil, respectively.

GPU servers lease expenses. In 2023, we entered into a GPU servers lease agreement to support our cloud services. The lease payment depends on the usage of the GPU servers.

For the years ended December 31, 2024 and 2023, GPU servers lease expenses totaled $13.6 million and $nil, respectively.

Cost of revenue - Colocation Services

For the years ended December 31, 2024 and 2023, the cost of revenue from colocation services was comprised of the following:

	For the Years Ended December 31,
	2024	2023

Electricity costs	$188,559	$-
Lease expenses	149,260	-
Wage expenses	12,156
Other costs	140,526	-
Total	$490,501	$-

Electricity costs. These expenses were closely correlated with the number of deployed servers hosted by the data center.

For the years ended December 31, 2024 and 2023, electricity costs totaled $0.2 million and $nil, respectively.

Lease expenses. These expenses were incurred by the data center for lease agreement for a fixed monthly recurring cost.

Wage expenses. These expenses represent the salaries and benefits of data center employees involved in the operation of our facilities.

For the years ended December 31, 2024 and 2023, data center lease expenses totaled $0.1 million and $nil, respectively.

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

For the year ended December 31, 2024, electricity costs increased by $8.3 million, or 37.4%, compared to the electricity costs incurred for the year ended December 31, 2023. The increase primarily resulted from an increase in the number of deployed miners.

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

Depreciation and amortization expenses

For the years ended December 31, 2024 and 2023, depreciation and amortization expenses were $32.3 million and $14.4 million, respectively, based on an increase in estimated useful life of property, plant, and equipment as discussed in Note 2. Summary of Significant Accounting Policies.

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

Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income, the amount of our pre-tax income as business activities fluctuate, non-deductible expenses, non-taxable capital gain in certain jurisdictions, change of valuation allowance and the effectiveness of our tax planning strategies. We also continue to monitor the adoption of Pillar Two relating to the global minimum tax in each of our tax jurisdictions to evaluate its impact on our effective income tax rate. For the year ended December 31, 2024, we are not subject to Pillar Two global minimum tax. For more details on the Company’s tax profile, see Note 17. Income Taxes to our consolidated financial statements.

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

Discussion of Certain Balance Sheet Items

The following table sets forth selected information from our consolidated balance sheets as of December 31, 2025 and December 31, 2024. This information should be read together with our consolidated financial statements and related notes included elsewhere in this report.

	December 31,	December 31,	Variance in
	2025	2024	Amount
ASSETS
Current Assets
Cash and cash equivalents	$118,356,299	$95,201,335	$23,154,964
Restricted cash	3,856,819	3,732,792	124,027
Accounts receivable, net	23,921,591	5,267,863	18,653,728
USDC	484,459	411,413	73,046
Digital assets	415,734,409	161,377,344	254,357,065
Net investment in lease – current, net	4,260,877	2,546,519	1,714,358
Loans receivable	400,000	-	400,000
Other current assets, net	26,734,984	28,319,669	(1,584,685)
Total Current Assets	593,749,438	296,856,935	296,892,503

Non-Current Assets
Loans receivable	-	400,000	(400,000)
Deposits for property, plant and equipment	52,838,419	39,059,707	13,778,712
Property, plant, and equipment, net	360,243,018	107,302,458	252,940,560
Goodwill	20,145,663	19,383,291	762,372
Intangible Assets, net	12,820,574	13,028,730	(208,156)
Right-of-use assets	24,654,620	14,967,569	9,687,051
Net investment in lease - non-current, net	9,686,949	6,782,479	2,904,470
Investment securities	69,120,771	30,797,365	38,323,406
Deferred tax asset	2,579,034	89,246	2,489,788
Other non-current assets, net	28,579,646	9,579,884	18,999,762
Total Non-Current Assets	$580,668,694	$241,390,729	$339,277,965

Total Assets	$1,174,418,132	$538,247,664	$636,170,468

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$8,874,530	$3,418,172	$5,456,358
Current portion of deferred revenue	7,997,054	30,698,458	(22,701,404)
Current portion of lease liabilities	18,460,194	4,529,291	13,930,903
Income tax payable	1,546,876	1,595,308	(48,432)
Dividend payable	-	800,000	(800,000)
Other payables and accrued liabilities	56,067,289	13,985,375	42,081,914
Total Current Liabilities	92,945,943	55,026,604	37,919,339

Non-Current Liabilities
Non-current portion of deferred revenue	71,554,398	73,494	71,480,904
Non-current portion of lease liabilities	5,415,458	9,276,926	(3,861,468)
Convertible note payable, net	110,290,945	-	110,290,945
Derivative liability	19,260,000	-	19,260,000
Long-term income tax payable	3,196,204	3,196,204	-
Deferred tax liabilities	6,494,382	6,409,915	84,467
Other long-term liabilities	-	785,372	(785,372)
Total Non-Current Liabilities	$216,211,387	$19,741,911	$196,469,476
Total Liabilities	$309,157,330	$74,768,515	$234,388,815

Cash and cash equivalents

Cash and cash equivalents primarily consist of funds deposited with banks, which are highly liquid and are unrestricted to withdrawal or use. The total balance of cash and cash equivalents were $118.4 million and $95.2 million as of December 31, 2025 and December 31, 2024, respectively. The increase in the balance of cash and cash equivalents was a result of net cash of $599.1 million provided by financing activities, partially offset by net cash of $288.9 million used in operating activities, and net cash of $287.4 million used in investing activities.

Restricted cash

Restricted cash represents cash balances that support outstanding letters of credit to third parties related to security deposits and are restricted from withdrawal. As of December 31, 2025 and December 31, 2024, the fixed maximum amount guaranteed under the letter of credit was $3.9 million and $3.7 million, respectively.

Accounts receivable, net

Accounts receivable, net consists of amounts due from our customers. The total balance of accounts receivable, net was $23.9 million and $5.3 million as of December 31, 2025 and December 31, 2024, respectively. The increase in the balance of accounts receivable is attributable to unpaid invoices from our customers due to the timing of invoicing and cash collections.

USDC

USD Coin (“USDC”) is accounted for as a financial instrument; one USDC can be redeemed for one U.S. dollar on demand from the issuer. The balance of USDC was $0.5 million and $0.4 million as of December 31, 2025 and December 31, 2024, respectively. The small increase in the balance of USDC was primarily due to the receipt of USDC from sales of other digital assets of $2.3 million and receipt of USDC from other income of $40,100, partially offset by the payment of USDC for other expenses of $2.3 million.

Digital assets

Digital assets primarily consist of BTC and ETH. For the year ended December 31, 2025, we earned digital assets from mining services and ETH staking services. We exchanged BTC into ETH or USDC, exchanged BTC and ETH into cash, or used BTC and ETH to pay certain operating costs and other expenses. Digital assets held are accounted for as intangible assets measured at fair value, with changes in fair value recorded in net income in each reporting period.

As compared with the balance as of December 31, 2024, the balance of digital assets as of December 31, 2025 increased by $254.4 million, which was primarily attributable to exchange of cash of $292.7 million into ETH, receipt of ETH from exchange of LsETH of $17.4 million, generation of bitcoins of $27.3 million from our mining business, generation of ETH of $6.8 million from our native staking business and gain from exchange of BTC to ETH of $69.7 million, partially offset by the change in fair value of $31.6 million, exchange of bitcoins of $57.7 million into cash, the exchange of ETH of $19.0 million into LsETH, exchange of BTC into USDC of $2.3 million and payment of ETH to investment fund of $47.6 million.

Loans Receivable

Loans receivable consist of a loan issued by the Company to a third party. The total balance of loans receivable was $0.4 million and $0.4 million as of December 31, 2025 and December 31, 2024, respectively.

Net investment in lease, net

Net investment in lease, net represents the present value of the lease payments not yet received from lessee. The current and non-current balance of net investment in lease was $4.3 million and $9.7 million, respectively as of December 31, 2025 due to sales-type lease agreements as a lessor for its cloud service equipment. The current and non-current balance of net investment in lease was $2.5 million and $6.8 million, respectively as of December 31, 2024. The increase is attributed to three new sales-type leases entered into during 2025.

Other current assets, net

Other current assets, net were $26.7 million and $28.3 million as of December 31, 2025 and December 31, 2024, respectively. The decrease in the balance of other current assets was mainly attributable to a decrease in prepayment to third parties of $6.7 million and a decrease in prepayment to consulting service of $1.4 million, partially offset by an increase in funds held in escrow of $4.0 million, an increase in deposits made to our service provider of $2.4 million and an increase in deferred contract costs of $1.2 million.

Deposits for property, plant and equipment

The deposits for property, plant and equipment consists of advance payments for property, plant and equipment. The balance is derecognized once the control of the property, plant and equipment is transferred to and obtained by us.

Compared with December 31, 2024, the balance as of December 31, 2025 increased by $13.8 million, mainly due to deposits made for property, plant and equipment of $153.3 million, offset by the reclassification to property, plant and equipment of $139.5 million as equipment was received and placed into service.

Property, plant, and equipment, net

Property, plant, and equipment primarily consist of service equipment used in our Cloud services and Colocation businesses, digital asset businesses, internally developed software used in our Cloud services business, and construction in progress (“CIP”) representing assets received but not yet put into service in our Cloud services and Colocation businesses.

As of December 31, 2025, we had 21,354 bitcoin miners with net book value of $23.4 million, cloud service computing equipment with a net book value of $109.9 million, property, plant, and equipment for colocation service with a net book value of $65.6 million, and construction in progress of $157.0 million.

As of December 31, 2024, we had 24,239 bitcoin miners with net book value of $17.9 million, cloud service computing equipment with a net book value of $47.2 million, property, plant, and equipment acquired as part of the acquisition of Enovum with a net book value of $16.9 million for colocation service, and construction in progress of $24.6 million.

Lease right-of-use assets and lease liabilities

As of December 31, 2025, right-of-use assets and lease liabilities were $24.7 million and $23.9 million, respectively. As of December 31, 2024, the Company’s right-of-use assets and lease liabilities were $15.0 million and $13.8 million, respectively.

The increase in right-of-use assets of $9.7 million was due to the addition of a finance lease of $12.7 million for MTL-3 and $1.9 million for other operating leases, partially offset by the amortization of the right-of-use assets totaling $4.9 million for the year ended December 31, 2025.

The increase in lease liabilities of $10.1 million, was due to the additional of a finance lease of $13.0 million for MTL-3, and $1.9 million for other operating leases as well as increase in interest accrued on lease liabilities of $2.3 million offset by the lease payments totaling $7.1 million for the year ended December 31, 2025.

Other non-current assets, net

Other non-current assets, net were $28.6 million as of December 31, 2025, compared to $9.6 million as of December 31, 2024, an increase of $19.0 million. The increase was primarily due to $21.2 million of deferred contract costs related to commission fees incurred in connection with the execution of the MSA with Nscale.

Investment Securities

As of December 31, 2025, our portfolio consists of investments in three funds, a privately held company via a simple agreement for future equity (“SAFE”), four privately held companies, and a publicly traded company over which the Company neither has control nor significant influence. The total balance of investment securities was $69.1 million and $30.8 million as of December 31, 2025, and December 31, 2024, respectively. The increase of $38.3 million in the value of our investment securities was mainly driven by an additional investment of $47.6 million in Innovation Fund I, an additional investment of $2.0 million in AI Innovation Fund I and an additional investment of $81,950 in Odiot Holding, which partially offset by downward fair value adjustments of $11.4 million.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in relation of in Enovum acquisition. Refer to Note 4. Acquisitions of our consolidated financial statements for further information. As of December 31, 2025 and December 31, 2024, the Company recorded goodwill in the amount of $20.1 million and $19.4 million, respectively, with the change attributable to currency translation adjustments.

Intangible Assets, net

Intangible assets pertain to customer relationships acquired in connection with the acquisition of Enovum. Refer to Note 4. Acquisitions to our consolidated financial statements for further information. As of December 31, 2025 and December 31, 2024, the total balance of intangible assets was $12.8 million and $13.0 million, respectively.

Accounts payable

Accounts payable primarily consists of amounts due for costs related to our digital asset mining, cloud services, colocation services and ETH staking. Compared with December 31, 2024, the balance of accounts payable increased by $5.5 million, largely due to the unpaid bills for our digital asset mining, cloud services, and colocation services in the year ended December 31, 2025.

Deferred revenue

Deferred revenue pertains to prepayments received from a customer for HPC business.

As of December 31, 2025, the Company’s current and non-current portion of deferred revenue was $8.0 million and $71.6 million, respectively, compared to $30.7 million and $73,494, respectively, as of December 31, 2024. The increase in deferred revenue of $48.8 million reflects the recognition of 26.5 million in revenue related to the successful fulfillment of performance obligations from our HPC services, partially offset by $4.7 million prepayments from customers for HPC services to be rendered in the future, and $70.6 million in a prepayment from Nscale pursuant to the MSA entered into in November 2025.

Other payables and accrued liabilities

Other payables and accrued liabilities were $56.1 million as of December 31, 2025, compared to $14.0 million as of December 31, 2024, an increase of $42.1 million. The increase was primarily due to a $26.2 million increase in payables related to construction in progress associated with development work at the NC-1 facility, reflecting increased construction activity during the period, a $13.7 million increase in commissions payable to real estate brokers in connection with the Nscale MSA and a $1.6 million increase related to interest expense for convertible notes.

Long-term income tax payable

Compared with December 31, 2024, the balance as of December 31, 2025 did not change as no incremental penalty was accrued on the existing unrecognized tax benefits for the year ended December 31, 2025. Refer to Note 17. Income Taxes, for more information.

Convertible note payable, net

The convertible note payable relates to the underwriting agreement entered into by the Company in connection with the issuance of its convertible senior notes. In October 2025, the Company issued an aggregate principal amount of $150.0 million of 4.00% convertible senior notes due 2030 (the “2030 Notes”), which included the full exercise by the initial purchasers of their option to purchase up to an additional $15.0 million principal amount of the 2030 Notes. Refer to Note 12. Convertible Notes, for more information.

As of December 31, 2025 and 2024, the carrying amount of the Company’s convertible note payable was $110.3 million and $nil, respectively.

Derivative liability

Derivative liability relates to the conversion feature embedded in the 2030 Notes. Refer to Note 13. Fair Value of Financial Instruments, for more information.

As of December 31, 2025 and 2024, the Company recognized a derivative liability of $19.3 million and $nil, respectively.

Non-GAAP Financial Measures

In addition to consolidated U.S. GAAP financial measures, we consistently evaluate our use of and calculation of the non-GAAP financial measures, such as EBITDA and Adjusted EBITDA. These non-GAAP financial measures have not been calculated in accordance with GAAP and should be considered in addition to results prepared in accordance with GAAP and should not be considered as a substitute for, or superior to, GAAP results. In addition, EBITDA and Adjusted EBITDA should not be construed as indicators of our operating performance, liquidity or cash flows generated by operating, investing and financing activities, as there may be significant factors or trends that they fail to address. We caution investors that non-GAAP financial information, by its nature, departs from traditional accounting conventions. Therefore, its use can make it difficult to compare our current results with our results from other reporting periods and with the results of other companies.

EBITDA is computed as net income before interest, taxes, depreciation, and amortization. Adjusted EBITDA is a financial measure defined as our EBITDA adjusted to eliminate the effects of certain non-cash and/or non-recurring items that do not reflect our ongoing strategic business operations, which management believes results in a performance measurement that represents a key indicator of the Company’s core business operations. The adjustments currently include fair value adjustments such as investment securities value changes and non-cash share-based compensation expenses, in addition to other income and expense items.

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

Reconciliations of Adjusted EBITDA to the most comparable U.S. GAAP financial metric for historical periods are presented in the table below:

	For the Years Ended December 31,
	2025	2024	2023
Reconciliation of non-GAAP (loss) income from operations:
Net (loss) income	$(84,929,658)	$28,305,810	$(13,893,281)
Depreciation and amortization expenses	36,817,348	32,311,056	14,426,733
Interest expense	3,093,461	-	-
Income tax (benefit) expenses	(2,006,955)	3,978,167	279,044
EBITDA	(47,025,804)	64,595,033	812,496

Adjustments:
Share-based compensation expenses	25,586,599	9,876,368	9,118,812
Loss on write-off of deposit to hosting facility	-	-	2,041,491
Net loss from disposal of property and equipment	907,769	859,083	165,160
Gain from sale of investment security	(924)	-	(8,220)
Change in fair value of derivative liability	(15,749,000)	-	-
Loss from divesture of a subsidiary	-	978,938	-
Changes in fair value of long-term investments	11,392,238	(3,308,144)	306,612
Adjusted EBITDA	$(24,889,122)	$73,001,278	$12,436,351

Liquidity and capital resources

As of December 31, 2025, we had working capital of $500.8 million which includes USDC of $0.5 million and digital assets of $415.7 million as compared with working capital of $241.8 million as of December 31, 2024. Working capital is the difference between the Company’s current assets and current liabilities.

To date, we have financed our operations primarily through cash flows from operations, sales of our equity securities and the issuance of convertible notes. We plan to support our future operations primarily from cash generated from our operations and equity financings. We may also consider debt, including secured debt which may include pledges of our ETH, preferred and convertible financing on favorable terms.

We believe our existing cash will be sufficient to fund our anticipated operating cash requirements for at least 12 months following the date of this filing.

In 2024, the Company sold an aggregate of 67,246,628 ordinary shares in connection with its at-the-market offering pursuant to the F-3 Registration Statement declared effective on May 4, 2022. The Company received net proceeds of $242.9 million, net of offering costs.

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

On July 15, 2025, the Company entered into a registered direct offering with B. Riley Securities, Inc. relating to its ordinary shares. In accordance with the terms of the sales agreement, the Company agreed to issue and sell 22,000,000 ordinary shares having an aggregate purchase price of $63.6 million, net of offering costs. The registered direct offering closed on July 15, 2025. The Company has used the net proceeds from the registered direct offering to purchase Ethereum.

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

In January 2026, WhiteFiber issued $230.0 million aggregate principal amount of 4.50% convertible senior notes due 2031, resulting in net proceeds of approximately $102.5 million after deducting the Zero Strike Call Premium, initial purchasers’ discounts and estimated offering expenses. The issuance enhances our liquidity and provides additional capital to fund upcoming development projects, including construction activities and other strategic growth initiatives. The Notes bear interest at 4.50% per annum, payable semiannually beginning August 1, 2026, and mature on February 1, 2031, unless earlier converted, redeemed, or repurchased. The Notes increase our long-term indebtedness and will require annual cash interest payments of approximately $10.4 million.

WhiteFiber Iceland ehf., a subsidiary of WhiteFiber, entered into a secured term loan facility with Landsbankinn hf. in March 2026, providing up to $20 million of available borrowings. The facility bears interest at a floating rate per annum equal to the sum of (i) three month CME Term SOFR (or any successor benchmark), and (ii) an applicable margin of 4.25% per annum and has an initial two-year term, extendable up to four years. The loan is guaranteed by WhiteFiber, Inc. and WhiteFiber AI, Inc.

The Facility allows for up to two drawdowns (minimum $5 million each), with quarterly principal repayments beginning three months after initial borrowing. As of the issuance date of the financial statements, no amounts have been drawn under the facility. The Facility is secured by first-ranking security over (i) 100% of WhiteFiber’s shareholding in WhiteFiber Iceland ehf., (ii) designated assets (including GPU servers, CPU servers, IB switches and equipment accessories) at the date of the agreement, and (iii) material assets acquired thereafter (to be secured within 60 days), in each case until all obligations are fully satisfied.

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

Cash flows

	For the Years Ended December 31,
	2025	2024	2023
Net Cash (Used in) Provided by Operating Activities	$(288,924,437)	$(12,986,996)	$1,105,588
Net Cash Used in Investing Activities	(287,418,039)	(149,022,420)	(69,159,064)
Net Cash Provided by Financing Activities	599,081,761	242,857,873	52,223,350
Net increase (decrease) in cash, cash equivalents and restricted cash	22,739,285	80,848,457	(15,830,126)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	539,706	(95,264)	-
Cash, cash equivalents and restricted cash, beginning of year	98,934,127	18,180,934	34,011,060
Cash, cash equivalents and restricted cash, end of year	$122,213,118	$98,934,127	$18,180,934

Operating Activities

Net cash used in operating activities was $288.9 million for the year ended December 31, 2025, derived mainly from (i) a net loss of $84.9 million for the year ended December 31, 2025 adjusted for depreciation expenses and amortization expense of $36.8 million, loss from disposal of property, plant and equipment of $0.9 million, loss on digital assets of $29.2 million, share based compensation expenses of $24.6 million, changes in fair value of investment securities $11.4 million, changes in fair value of derivative liability of $15.7 million, current expected credit losses of $0.2 million, acquisition expense of $1.7 million, digital assets mined of $27.3 million from our mining services, digital assets earned from staking of $7.0 million, impairment of digital intangible asset of $6.0 million, gains on digital intangible assets of $4.3 million, gain from sale of investment security of $924 and (ii) net changes in our operating assets and liabilities, principally comprising of a decrease in digital assets and stable coins of $283.1 million, a decrease in digital intangible assets of $19.1 million, an increase in other current assets of $5.5 million, a decrease in other non-current assets of $19.0 million, an increase in right-of-use assets of $4.9 million, an increase in deferred revenue of $48.8 million, a decrease in lease liability of $4.4 million, a decrease in accounts receivable of $18.8 million, an increase in net investment in lease of $3.3 million, an increase in accounts payable of $6.7 million, and an increase in other payable and accrued liabilities of $18.1 million.

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

Investing Activities

Net cash used in investing activities was $287.4 million for the year ended December 31, 2025, primarily attributable to purchases of and deposits made for property, plant and equipment of $285.9 million, cash paid for acquisition of subsidiaries, net of cash acquired of $1.6 million, investment in equity securities of $2.0 million, and partially offset by proceeds from disposal of property, plant and equipment of $2.1 million.

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

Financing Activities

Net cash provided by financing activities was $599.1 million for the year ended December 31, 2025, attributable to net proceeds of $144.3 million from changes in ownership interests in subsidiary via IPO, net proceeds of $22.2 million from changes in ownership interests in subsidiary via over-allotment option, net proceeds of $63.4 million from at-the-market offering, net proceeds of $63.5 million from registered direct offering, net proceeds of $162.9 million from the public offering, net proceeds of $143.7 million from convertible debt, partially offset by the payment of dividends of $0.8 million and other financing activity of $92,118.

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

Royal Bank of Canada Credit Facility

On June 18, 2025, the Company entered into the Credit Facility with RBC, to finance its data centers business. The Credit Facility provides up to CAD $60 million (approximately USD $43.8) in aggregate financing. Proceeds will be used to support the continued buildout of the Company’s HPC data center portfolio. As of the reporting date, the facility had not yet been authorized for use, as the Company and RBC are negotiating amendments to the existing agreement, including a potential additional non-revolving term loan of up to CAD $55 million (approximately USD $39.5 million). Of this amount, CAD $24.5 million (approximately USD $17.9 million) will be used to purchase the MTL-3 facility.

Off-Balance Sheet Arrangements

During the years presented, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. These financial statements are prepared in accordance with U.S. GAAP, which requires the Company to make estimates and assumptions that affect the reported amounts of our assets, liabilities, revenues, and expenses, to disclose contingent assets and liabilities on the dates of the consolidated financial statements, and to disclose the reported amounts of revenues and expenses incurred during the financial reporting periods. The most significant estimates and assumptions include, but are not limited to, the valuation of current assets, useful lives of property, plant, and equipment, impairment of long-lived assets, intangible assets and goodwill, valuation of assets and liabilities acquired in business combinations, provision necessary for contingent liabilities and realization of deferred tax assets. We continue to evaluate these estimates and assumptions that we believe to be reasonable under the circumstances. We rely on these evaluations as the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates as a result of changes in our estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We believe critical accounting policies as disclosed in this release reflect the more significant judgments and estimates used in preparation of our consolidated financial statements. For a summary of significant accounting policies, refer to Note 2. Summary of Significant Accounting Policies in our Notes to consolidated financial statements included elsewhere herein.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Report of Independent Public Accounting Firm

To the shareholders and board of directors of Bit Digital, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bit Digital, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive (loss) income, equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes to the consolidated financial statements and schedule (collectively, the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial positions of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 27, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Revenue Recognition of Digital Asset Mining

As disclosed in Note 3 to the financial statements, the Company engages in digital asset mining activities by entering into contracts with mining pool operators to provide computing power to the mining pools.

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

Valuation and Classification of Convertible Notes

As described in Note 12, the Company issued $150 million 4.00% Convertible Senior Notes due 2030 (the “Notes”). The Notes include features such as conversion into ordinary shares and are governed by complex contractual terms under the indenture agreement.

We identified the accounting for the convertible notes as a critical audit matter due to the complexity involved in evaluating the contractual terms, including the conversion features and potential embedded derivatives. Specifically, we assessed whether the instrument should be accounted for wholly as debt or separated into liability and equity components. This determination had a material impact on the financial statements, particularly with respect to interest expense, equity classification, and related disclosures.

The procedures we performed to address this critical audit matter included the following:

●	We obtained an understanding of and evaluated the key contractual terms by reading and analyzing the underwriting agreement and indenture and assessing the significant features of the convertible notes.

●	We assessed management's conclusion regarding the appropriate accounting treatment, including whether the instrument should be classified as debt or as a compound instrument, and whether any embedded features required bifurcation as derivatives.

●	We tested key valuation assumptions used by management, including the discount rate applied in the fair value estimation.

●	We recalculated and independently estimated the initial recognition amount, debt discount, and amortization, and assessed the reasonableness of the fair value estimates.

●	We evaluated the adequacy of the financial statement disclosures, including whether they appropriately described the key terms of the Notes and the related accounting implications.

/s/ Audit Alliance LLP

We have served as the Company’s auditor since 2020.

Singapore,

March 27, 2026

PCAOB ID No. 3487

BIT DIGITAL, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2025 and December 31, 2024

(Expressed in US dollars, except for the number of shares)

	December 31,	December 31,
	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$118,356,299	$95,201,335
Restricted cash	3,856,819	3,732,792
Accounts receivable, net	23,921,591	5,267,863
USDC	484,459	411,413
Digital assets	415,734,409	161,377,344
Net investment in lease – current, net	4,260,877	2,546,519
Loans receivable	400,000	-
Other current assets, net	26,734,984	28,319,669
Total Current Assets	593,749,438	296,856,935

Non-Current Assets
Loans receivable	-	400,000
Deposits for property, plant, and equipment	52,838,419	39,059,707
Property, plant, and equipment, net	360,243,018	107,302,458
Goodwill	20,145,663	19,383,291
Intangible assets, net	12,820,574	13,028,730
Right-of-use assets	24,654,620	14,967,569
Net investment in lease - non-current, net	9,686,949	6,782,479
Investment securities	69,120,771	30,797,365
Deferred tax assets	2,579,034	89,246
Other non-current assets, net	28,579,646	9,579,884
Total Non-Current Assets	580,668,694	241,390,729

Total Assets	$1,174,418,132	$538,247,664

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$8,874,530	$3,418,172
Current portion of deferred revenue	7,997,054	30,698,458
Current portion of lease liabilities	18,460,194	4,529,291
Dividend payable	-	800,000
Income tax payable	1,546,876	1,595,308
Other payables and accrued liabilities	56,067,289	13,985,375
Total Current Liabilities	92,945,943	55,026,604

Non-Current Liabilities
Non-current portion of deferred revenue	71,554,398	73,494
Non-current portion of lease liabilities	5,415,458	9,276,926
Convertible note payable, net	110,290,945	-
Derivative liability	19,260,000	-
Long-term income tax payable	3,196,204	3,196,204
Deferred tax liabilities	6,494,382	6,409,915
Other long-term liabilities	-	785,372
Total Non-Current Liabilities	216,211,387	19,741,911

Total Liabilities	309,157,330	74,768,515

Commitments and Contingencies (Note 21)

Bit Digital Shareholders’ Equity
Preferred shares, $0.01 par value, 10,000,000 and 10,000,000 shares authorized, 1,000,000 and 1,000,000 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	9,050,000	9,050,000
Ordinary shares, $0.01 par value, 1,000,000,000 and 340,000,000 shares authorized, 324,322,214 and 179,255,191 shares issued, 324,192,228 and 179,125,205 shares outstanding as of December 31, 2025 and December 31, 2024, respectively	3,243,222	1,792,548
Treasury stock, at cost, 129,986 and 129,986 shares as of December 31, 2025 and December 31, 2024, respectively	(1,171,679)	(1,171,679)
Additional paid-in capital	890,067,907	553,583,437
Accumulated deficit	(178,526,245)	(98,209,661)
Accumulated other comprehensive income (loss)	1,330,666	(1,565,496)
Total Bit Digital Shareholders’ Equity	723,993,871	463,479,149
Non-controlling Interests	141,266,931	-
Total Equity	865,260,802	463,479,149
Total Liabilities and Equity	$1,174,418,132	$538,247,664

The accompanying notes are an integral part of these consolidated financial statements.

BIT DIGITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2025, 2024, 2023

(Expressed in US dollars, except for the number of shares)

	For the Years Ended December 31,
	2025	2024	2023

Revenues
Digital asset mining	$27,349,798	$58,591,608	$44,240,418
Cloud services	68,753,609	45,727,735	—
Colocation services	8,913,816	1,361,241	—
ETH staking	7,046,270	1,819,876	675,713
Other	1,496,827	550,260	—
Total revenues	$113,560,320	$108,050,720	$44,916,131

Operating costs and expenses
Cost of revenues (exclusive of depreciation shown below)
Digital asset mining	(22,192,345)	(42,307,012)	(29,505,783)
Cloud services	(26,447,354)	(19,508,252)	—
Colocation services	(3,450,535)	(490,501)	—
ETH staking	(298,099)	(72,067)	(50,802)
Depreciation and amortization expenses	(36,817,348)	(32,311,056)	(14,426,733)
General and administrative expenses	(80,964,293)	(41,508,279)	(27,668,592)
(Loss) gain on digital assets	(29,214,789)	55,709,711	—
Realized gain on exchange of digital assets	—	—	18,789,998
Impairment of digital assets	—	—	(6,632,437)
Impairment of digital intangible assets	(6,008,004)	—	—
Loss on write-off of deposit to hosting facility	—	—	(2,041,491)
Total operating expenses	(205,392,767)	(80,487,456)	(61,535,840)

(Loss) income from operations	(91,832,447)	27,563,264	(16,619,709)

Net loss from disposal of property, plant and equipment	(907,769)	(859,083)	(165,160)
Gain from sale of investment security	924	—	8,220
Change in fair value of derivative liability	15,749,000	—	—
Other (expense) income, net	(6,852,860)	5,579,796	3,162,412
Total other income, net	7,989,295	4,720,713	3,005,472

Interest expense	(3,093,461)	—	—
(Loss) income before income taxes	(86,936,613)	32,283,977	(13,614,237)

Income tax benefit (expenses)	2,006,955	(3,978,167)	(279,044)
Net (loss) income	(84,929,658)	28,305,810	(13,893,281)
Net loss attributable to noncontrolling interest	(4,613,074)	—	—
Net (loss) income attributable to Bit Digital shareholders	$(80,316,584)	$28,305,810	$(13,893,281)

Weighted average number of ordinary share outstanding
Basic	257,881,684	140,346,322	87,534,052
Diluted	257,881,684	141,507,497	87,534,052

(Loss) earnings per share
Basic	$(0.31)	$0.20	$(0.16)
Diluted	$(0.31)	$0.19	$(0.16)

The accompanying notes are an integral part of these consolidated financial statements.

BIT DIGITAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

For the Years Ended December 31, 2025, 2024 and 2023

(Expressed in US dollars, except for the number of shares)

	For the Years Ended December 31,
	2025	2024	2023

Net (loss) income	$(84,929,658)	$28,305,810	$(13,893,281)

Other comprehensive (loss) income
Foreign currency translation adjustments	2,896,162	(1,565,496)	-
Comprehensive (loss) income	(82,033,496)	26,740,314	(13,893,281)
Comprehensive loss attributable to noncontrolling interests	(375,390)	-	-
Comprehensive (loss) income attributable to Bit Digital shareholders	$(81,658,106)	$26,740,314	$(13,893,281)

The accompanying notes are an integral part of these consolidated financial statements.

BIT DIGITAL, INC.

CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended December 31, 2025, 2024 and 2023

(Expressed in U.S. dollars, except for the number of shares)

	Preferred Shares		Common Shares		Treasury		Additional paid-in	Retained Earnings (Accumulated	Accumulated other comprehensive	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Par Value	Shares	Amount	capital	deficit)	(loss) income	interest	Equity
Balance, December 31, 2022	1,000,000	9,050,000	82,485,583	826,156	(129,986)	(1,171,679)	212,644,843	(131,416,011)	-	-	89,933,309
Share-based compensation expense	-	-	-	-	-	-	442,312	-	-	-	442,312
Declaration of dividends to preferred shareholders	-	-	-	-	-	-	-	(1,600,000)	-	-	(1,600,000)
Issuance of ordinary shares in connection with private placements with an institutional investor	-	-	6,747,663	67,477	-	-	20,942,523	-	-	-	21,010,000
Issuance of ordinary shares/At-the-market offering, net of offering costs	-	-	14,744,026	147,440	-	-	45,103,361	-	-	-	45,250,801
Share-based compensation in connection with issuance of ordinary shares to employees	-	-	2,311,308	23,113	-	-	8,546,886	-	-	-	8,569,999
Share-based compensation in connection with issuance of ordinary shares to consultants	-	-	941,372	9,414	-	-	2,872,253	-	-	-	2,881,667
Share-based compensation in connection with issuance of ordinary shares to director	-	-	60,000	600	-	-	105,900	-	-	-	106,500
Exercise of share-based compensation	-	-	1,875	19	-	-	2,531	-	-	-	2,550
Net loss	-	-	-	-	-	-	-	(13,893,281)	-	-	(13,893,281)
Balance, December 31, 2023	1,000,000	9,050,000	107,291,827	1,074,218	(129,986)	(1,171,679)	290,660,609	(146,909,292)	-	-	152,703,856
Share-based compensation expense	-	-	-	-	-	-	442,501	-	-	-	442,501
Declaration of dividends to preferred shareholders	-	-	-	-	-	-	-	(800,000)	-	-	(800,000)
Issuance of ordinary shares/At-the-market offering, net of offering costs	-	-	67,246,628	672,466	-	-	242,185,407	-	-	-	242,857,873
Share-based compensation in connection with issuance of ordinary shares to employees	-	-	2,853,750	28,534	-	-	9,270,550	-	-	-	9,299,084
Share-based compensation in connection with issuance of ordinary shares to consultants	-	-	1,658,000	16,580	-	-	5,895,560	-	-	-	5,912,140
Share-based compensation in connection with issuance of ordinary shares to director	-	-	70,000	700	-	-	272,300	-	-	-	273,000
Exercise of share-based compensation	-	-	5,000	50	-	-	15,800	-	-	-	15,850
Cumulative effect upon adoption of ASU 2023-08	-	-	-	-	-	-	-	21,193,821	-	-	21,193,821
Exchangeable shares	-	-	-	-	-	-	4,840,710	-	-	-	4,840,710
Other comprehensive loss	-	-	-	-	-	-	-	-	(1,565,496)	-	(1,565,496)
Net income	-	-	-	-	-	-	-	28,305,810	-	-	28,305,810
Balance, December 31, 2024	1,000,000	9,050,000	179,125,205	1,792,548	(129,986)	(1,171,679)	553,583,437	(98,209,661)	(1,565,496)	-	463,479,149
Share-based compensation expense	-	-	-	-	-	-	7,470,585	-	-	-	7,470,585
Issuance of ordinary shares/At-the-market offering, net of offering costs	-	-	30,189,161	301,891	-	-	63,118,726	-	-	-	63,420,617
Changes in ownership interests in a subsidiary - IPO	-	-	-	-	-	-	27,336,652	-	-	119,919,209	147,255,861
Changes in ownership interests in a subsidiary – underwriters’ over-allotment option exercise	-	-	-	-	-	-	4,133,498	-	-	18,197,708	22,331,206
Changes in ownership interests in a subsidiary – settlement of subsidiary RSUs	-	-	-	-	-	-	(8,389,015)	-	-	8,389,015	-
NCI from acquisition of subsidiary	-	-	-	-	-	-	-	-	-	(1,001,317)	(1,001,317)
Issuance of ordinary shares/registered direct offering, net of offering costs	-	-	22,000,000	220,000	-	-	63,308,763	-	-	-	63,528,763
Issuance of ordinary shares/public offering, net of offering costs	-	-	86,250,000	862,500	-	-	162,005,633	-	-	-	162,868,133
Share-based compensation in connection with issuance of ordinary shares to consultants	-	-	908,153	9,082	-	-	2,757,870	-	-	-	2,766,952
Share-based compensation in connection with issuance of ordinary shares to employees	-	-	5,637,515	56,379	-	-	14,529,780	-	-	-	14,586,159
Share-based compensation in connection with issuance of ordinary shares to director	-	-	82,194	822	-	-	211,978	-	-	-	212,800
Other comprehensive gain	-	-	-	-	-	-	-	-	2,896,162	375,390	3,271,552
Net loss	-	-	-	-	-	-	-	(80,316,584)	-	(4,613,074)	(84,929,658)
Balance, December 31, 2025	1,000,000	9,050,000	324,192,228	3,243,222	(129,986)	(1,171,679)	890,067,907	(178,526,245)	1,330,666	141,266,931	865,260,802

The accompanying notes are an integral part of these consolidated financial statements.

BIT DIGITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2025, 2024 and 2023

(Expressed in US dollars)

	For the Year Ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities:
Net (loss) income	$(84,929,658)	$28,305,810	$(13,893,281)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization expenses	36,817,348	32,311,056	14,426,733
Loss from disposal of property, plant, and equipment	907,769	859,083	165,160
Loss (gain) on digital assets	29,214,789	(55,709,711)	-
Share-based compensation expenses	24,577,649	9,876,368	9,118,812
Changes in fair value of investment securities	11,392,239	(757,238)	(485,776)
Changes in fair value of derivative liability	(15,749,000)	-	-
Current expected credit losses	228,688	-	-
Acquisition expense	1,718,498	-	-
Digital assets mined	(27,349,798)	(58,591,608)	(44,240,418)
Digital assets earned from staking	(7,046,270)	(1,819,876)	(675,713)
Realized and unrealized gains on digital assets held within Investment Fund	-	(2,550,904)	(1,432,517)
Equity loss from one equity method investment	-	-	7,695
Realized gain on exchange of digital assets	-	-	(18,789,998)
Impairment of digital assets	-	-	6,632,437
Impairment of digital intangible assets	6,008,004	-	-
Gain on disposal of digital intangible assets	(4,299,316)	-	-
Gain from sale of investment security	(924)	-	(8,220)
Loss on write off of deposit to hosting facility	-	-	2,041,491
Loss from divestiture of a subsidiary	-	978,938	-

Changes in operating assets and liabilities:
Digital assets and stable coins	(283,074,336)	9,952,071	46,882,223
Digital assets held in fund	-	-	(6,115,538)
Digital intangible assets	(19,093,365)	-	-
Other current assets	5,494,541	(1,590,036)	(15,321,514)
Other non-current assets	(19,023,624)	(287,199)	(358,529)
Right-of-use assets	4,902,092	2,768,291	(6,216,255)
Deferred revenue	48,752,029	17,217,731	13,073,449
Lease liabilities	(4,381,926)	(2,727,711)	6,216,255
Accounts receivable	(18,751,671)	(4,666,006)	-
Net investment in lease	3,272,621	1,266,247	-
Accounts payable	6,742,355	3,504,771	692,854
Income tax receivable	-	-	736,444
Income tax payable	(48,432)	1,544,334	50,973
Other payables and accrued liabilities	18,139,990	4,041,297	6,451,037
Other long-term liabilities	(785,373)	785,372	1,883,333
Deferred tax liabilities	(2,559,356)	2,301,924	112,251
Long-term income tax payable	-	-	152,200
Net Cash (Used in) Provided by Operating Activities	(288,924,437)	(12,986,996)	1,105,588

Cash Flows from Investing Activities:
Purchases of and deposits made for property, plant and equipment	(285,928,406)	(94,002,806)	(66,659,602)
Proceeds from disposal of property, plant and equipment	2,106,194	772,393	-
Proceeds from disposal of long-term investment	-	-	89,519
Cash paid for acquisition of subsidiaries, net of cash acquired	(1,594,227)	(38,968,007)	-
Investment in equity securities	(2,001,600)	(16,000,000)	(2,188,981)
Investment in SAFE	-	(1,000,000)	-
Proceeds received from disposal of subsidiaries	-	176,000	-
Loan made to third parties	-	-	(400,000)
Net Cash Used in Investing Activities	(287,418,039)	(149,022,420)	(69,159,064)

Cash Flows from Financing Activities:
Proceeds from issuance of ordinary shares under private placement, net of issuance costs	-	-	45,250,801
Net proceeds from subsidiary IPO	144,253,989	-	-
Net proceeds from IPO over-allotment option exercise	22,189,194	-	-
Net proceeds from issuance of ordinary shares/At-the-market offering	63,420,617	242,857,873	8,569,999
Net proceeds from issuance of ordinary shares/registered direct offering	63,532,229	-	-
Net proceeds from issuance of ordinary shares/public offering	162,867,850	-	-
Net proceeds from issuance of convertible debt	143,710,000	-	-
Cash received from stock option exercise by employee	-	-	2,550
Payment of dividends	(800,000)	-	(1,600,000)
Repayment of finance lease liabilities	(92,118)	-	-
Net Cash Provided by Financing Activities	599,081,761	242,857,873	52,223,350

Net increase (decrease) in cash, cash equivalents and restricted cash	22,739,285	80,848,457	(15,830,126)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	539,706	(95,264)	-
Cash, cash equivalents and restricted cash, beginning of the year	98,934,127	18,180,934	34,011,060
Cash, cash equivalents and restricted cash, end of the year	$122,213,118	$98,934,127	$18,180,934

Supplemental Cash Flow Information
Cash paid for income taxes, net of (refunds)	$665,480	$131,906	$(632,820)

Non-cash Transactions of Investing and Financing Activities
Purchases of property and equipment in USDC	$-	$-	$(12,181,655)
Right-of-use assets exchanged for operating lease liabilities	$31,571,521	$10,460,899	$6,290,579
Dividend payable to preferred shareholders	$-	$800,000	$-
Reclassification of deposits to property, plant and equipment	$138,571,528	$4,903,865	$13,004,329
Issuance of subsidiary shares to employees in settlement of RSUs	$8,637,028	$15,850	$-
Investment in digital asset held within investment fund	$47,632,094	$-	$4,683,021
Net investment in sales-type lease of equipment	$7,939,715	$4,538,545	$-
Reclassification of operating lease right-of-use asset and liability to finance lease	$(17,163,828)	$-	$-
Construction in progress included in other payables and accrued liabilities	$27,434,278	$-	$-

Reconciliation of cash, cash equivalents and restricted cash

	December 31,	December 31,
	2025	2024
Cash and cash equivalents	$118,356,299	$95,201,335
Restricted cash	3,856,819	3,732,792
Cash, cash equivalents and restricted cash	$122,213,118	98,934,127

The accompanying notes are an integral part of these consolidated financial statements.

BIT DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

Bit Digital, Inc. (“BTBT” or the “Company”), is a holding company incorporated on February 17, 2017, under the laws of the Cayman Islands. The Company is a Strategic Asset Company (SAC) focused on active participation in Etherum (ETH) infrastructure while winding down its digital asset mining business . Through our controlling majority equity stake in WhiteFiber Inc. (Nasdaq: WYFI), the Company also engages in high performance computing (“HPC”) business, including cloud services and HPC data center services

On August 15, 2024, WhiteFiber, Inc. (f/k/a Celer, Inc.) (“WhiteFiber”) was incorporated to support the Company’s generative artificial intelligence (“AI”) workstreams. WhiteFiber was 100% owned by the Company until August 6, 2025 when the Contribution Agreement became effective (See Note 20. Related Parties).

On August 8, 2025, WhiteFiber completed its initial public offering (“IPO”) of its ordinary shares. Prior to the consummation of the IPO, the Company entered into a contribution agreement (the “Contribution Agreement”) with WhiteFiber, pursuant to which the Company contributed (the “Contribution”) its HPC business through the transfer of 100% of the capital shares of its cloud services subsidiary, WhiteFiber AI, Inc. and its wholly-owned subsidiaries WhiteFiber HPC, Inc., WhiteFiber Canada, Inc., WhiteFiber Japan G.K. and WhiteFiber Iceland, ehf, to WhiteFiber in exchange for 27,043,749 ordinary shares of WhiteFiber (the “Reorganization”). Pursuant to the Contribution Agreement, the transfer was accounted for as a common control transaction immediately prior to the IPO. The Contribution became effective on August 6, 2025, when the registration statement on Form S-1, as amended (File No. 333-288650), of WhiteFiber was declared effective by the U.S. Securities and Exchange Commission (the “SEC”). WhiteFiber AI became a wholly-owned subsidiary of WhiteFiber and the Company became the direct shareholder of WhiteFiber after the Reorganization. As of the date of this Form 10-K, the Company owns approximately 70.5% of WhiteFiber. (See Note 20. Related Parties).

On November 28, 2025, the Company acquired all the shares of Financière Louis David (“FLD”), a France-based company structured as a Société par Actions Simplifiée (SAS), is a holding/management company that primarily engages in business consulting and management advisory activities. FLD is the general partner (associé commandité) of Financière Marjos SCA (“Financière Marjos” or “FM”), a France-based company listed on the Euronext Paris stock exchange (Euronext: FINM), is a holding and investment company that creates, acquires, and manages diverse businesses and provides financial and administrative services through subsidiaries and holdings. FLD holds 15.9% of the shares composing the FM’s share capital. The Company has directly acquired a further 9.1% of the FM’s share capital from three selling shareholders. As a result of the transactions, the Company holds, directly and indirectly, a number of shares representing 25% of the shares of the Financière Marjos. Following the acquisition, FLD was renamed Bit Digital Europe Holding (“BDEH”).

The accompanying consolidated financial statements reflect the activities of the Company and each of the following entities:

Name	Background		Ownership
Bit Digital USA, Inc. (“BT USA”)	●	A United States company	100% owned by Bit Digital, Inc.
	●	Incorporated on September 1, 2020
	●	Engaged in digital asset mining business

Bit Digital Canada, Inc. (“BT Canada”)	●	A Canadian company	100% owned by Bit Digital, Inc.
	●	Incorporated on February 23, 2021
	●	Engaged in digital asset mining business
	●	Dormant and previously engaged in digital asset mining-related business

Bit Digital Hong Kong Limited (“BT HK”)	●	A Hong Kong company	100% owned by Bit Digital, Inc.
	●	Acquired on April 8, 2020
	●	Dormant and previously engaged in digital asset mining-related business

Bit Digital Strategies Limited (“BT Strategies”)	●	A Hong Kong company	100% owned by Bit Digital, Inc.
	●	Incorporated on June 1, 2021
	●	Engaged in treasury management activities

Bit Digital Singapore Pte. Ltd. (“BT Singapore”)	●	A Singapore company	100% owned by Bit Digital, Inc.
	●	Incorporated on July 1, 2021
	●	Engaged in digital asset staking activities

Bit Digital Europe Holding (formerly known as Financière Louis David (“FLD”))	●	A France company Incorporated on October 18, 2005 Engaged in business consulting and other management consulting services	100% owned by Bit Digital, Inc.

Financière Marjos SCA (“Financière Marjos” or “FM”)	●	A France company Incorporated on January 1, 2000 Engaged in investment holding and management company	25% owned by Bit Digital, Inc.

Bit Digital Investment Management Limited (“BT IM”)	●	A British Virgin Islands company	100% owned by Bit Digital Strategies Limited.
	●	Incorporated on April 17, 2023
	●	Engaged in fund and investment management activities
	●	Disposed on July 1, 2024

Bit Digital Innovation Master Fund SPC Limited (“BT SPC”)	●	A British Virgin Islands company	100% owned by Bit Digital Strategies Limited.
	●	Incorporated on May 31, 2023
	●	A segregated portfolio company
	●	Disposed on July 1, 2024

WhiteFiber, Inc. (f/k/a Celer, Inc.)	●	A Cayman Islands exempted company	70.5% owned by Bit Digital, Inc.(1)
(“WhiteFiber”)	●	Incorporated on August 15, 2024
	●	Engaged in HPC business

(1)	Upon the completion of the WhiteFiber IPO on August 8, 2025, Bit Digital owned approximately 71.5% of the ordinary shares of WhiteFiber. As of December 31, 2025, the ownership percentage has decreased to approximately 70.5% as a result of ordinary shares issued upon conversion of WhiteFiber restricted share units.

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

Following the IPO (including the underwriters’ exercise of their option to purchase additional ordinary shares), the Company owned approximately 71.5% of the outstanding ordinary shares of WhiteFiber and continues to consolidate the assets, liabilities, and results of operations of WhiteFiber in the Company’s consolidated financial statements. The portion of equity interest in WhiteFiber that the Company does not own is reflected as noncontrolling interest in the Company’s condensed consolidated financial statements. As of the date of this Form 10-K, the ownership percentage has decreased to approximately 70.5% as a result of ordinary shares issued upon conversion of WhiteFiber restricted share units.

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

We review the useful lives of equipment on an ongoing basis, and effective January 1, 2025, we changed our estimate of the useful lives for our cloud service equipment from three to five years. The change was made to better reflect the expected usage patterns and economic benefits of the assets. The effect of this change in estimate, related to cloud service equipment included in “Property, plant and equipment, net” as of December 31, 2024 and those acquired during the three months ended March 31, 2025, was a reduction in depreciation and amortization expense of $10.0 million and a benefit to net loss of $7.9 million, or $0.03 per basic share and $0.03 per diluted share for the year ended December 31, 2025.

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

Fair value of digital assets is based on Level 1 inputs as these were based on observable quoted prices in the Company’s principal market for identical assets. The fair value of the Company’s other financial instruments including cash and cash equivalents, restricted cash, loans receivable, deposits, accounts receivables, other receivables, accounts payable, and other payables, approximate their fair values because of the short-term nature of these assets and liabilities. Non-financial assets, such as goodwill, intangible assets, right-of-use assets, and property, plant and equipment, are adjusted to fair value when there is an indication of impairment and the carrying amount exceeds the asset’s projected undiscounted cash flows. These assets are recorded at fair value only upon recognition of an impairment charge.

Fair value of the embedded conversion feature at issuance of the convertible notes and each reporting period was estimated based on significant inputs not observable in the market, which represent Level 3 measurements within the fair value hierarchy.

Cash and cash equivalents

Cash includes cash on hand and demand deposits in accounts maintained with commercial banks. The Company considers all highly liquid investment instruments with an original maturity of three months or less from the date of purchase to be cash equivalents.

Restricted Cash

Restricted cash represents cash balances that support an outstanding letter of credit to third parties related to security deposits and are restricted from withdrawal.

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

Digital intangible assets comprised of LsETH that are intangible assets outside the scope of ASC 350-60. A receipt token, in general and by design, entitles the holder to redeem the crypto intangible asset(s) for which it was exchanged. Therefore, it fails the ‘other goods and services criterion’ in paragraph 350-60-15-1(b), and thus is outside the scope of Subtopic 350-60. These digital intangible assets are recorded at cost, less impairment within digital intangible assets on the consolidated balance sheets in accordance with ASC 350-30. The Company tests digital intangible assets for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. The test for impairment consists of a comparison of the fair value of the digital intangible assets with their carrying amounts. Refer to Note 6, Digital Assets Holdings for additional information.

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

Purchases of digital assets by the Company and digital assets awarded to the Company through its mining activities and staking activities are included within operating activities on the accompanying consolidated statements of cash flows. The changes of digital assets are included within operating activities in the accompanying consolidated statements of cash flows. After adopting ASU 2023-08, changes in fair value and realized gains or losses are now reported as “(losses) gains on digital assets” in the consolidated statements of operations. Prior to this adoption, realized gains or losses were reported as “realized gains (losses) on exchange of digital assets” in the consolidated statements of operations. The Company accounts for its gains or losses in accordance with the first-in first-out method of accounting.

Deposits for property, plant, and equipment

The deposits for property, plant, and equipment (“PP&E”) represented advance payments for purchases of miner, high performance computing equipment and other equipment used in our colocation services. The Company initially recognizes deposits for PP&E when cash is advanced to our suppliers. Subsequently, the Company derecognizes and reclassifies deposits for PP&E to PP&E when control over these equipment is transferred to and obtained by the Company.

Below is the roll forward of the balance of deposits for PP&E for the year ended December 31, 2025 and 2024, respectively.

	For the Years Ended December 31,
	2025	2024

Opening balance	$39,059,707	$4,227,371
Reclassification to PP&E	(138,571,528)	(28,129,082)
Addition of deposits for PP&E	152,350,240	64,042,703
Adjustment (a)	-	(1,081,285)
Ending balance	$52,838,419	$39,059,707

(a)	The adjustment represents a reimbursement from a customer for equipment purchased under an existing service agreement, resulting from the customer’s request to upgrade to a newer generation of GPUs for future deployment.

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

Estimated Useful Life
Digital asset miners	3 years
Cloud service equipment	5 years
Colocation service equipment	10 to 15 years
Building	30 years
Leasehold improvements	15 years
Purchased and internally developed software	1 to 5 years
Vehicle	5 years
Other property and equipment	20% to 30%

Effective January 1, 2025, we changed our estimate of the useful lives for our cloud service equipment from three to five years. The change was made to better reflect the expected usage patterns and economic benefits of the assets.

Impairment of long-lived assets

Management reviews long-lived assets, including finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

Investment securities

As of December 31, 2025 and December 31, 2024, investment securities represent the Company’s investments in three funds, a privately held company via a simple agreement for future equity (“SAFE”), four privately held companies, and a publicly traded company over which the Company neither has control nor significant influence through investments in ordinary shares or preferred shares.

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

Investment in a publicly traded company

The Company’s equity investments consist of minority interests in a publicly traded company over which the Company does not have significant influence. These investments are classified as equity securities and are measured at fair value in accordance with ASC 321, Investments — Equity Securities.

Equity securities with readily determinable fair values are measured at fair value, with changes in fair value recognized in earnings and presented within other income, net in the consolidated statements of operations. The fair value of publicly traded equity securities is determined using quoted market prices in active markets and is classified as Level 1 inputs within the fair value hierarchy.

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

On July 1, 2024, the Company entered into a share purchase agreement with Pleasanton Ventures Limited (“Pleasanton Ventures”) for the disposition of Bit Digital Innovation Master Fund SPC Ltd and Bit Digital Investment Management Limited. Refer to Note 22, Disposition of Bit Digital Investment Management Limited and Bit Digital Innovation Master Fund SPC Limited, for more information. Upon the disposition, the Company no longer has a controlling financial interest in the Fund and therefore deconsolidated the Fund in accordance with ASC 810 – “Consolidation” (“ASC 810”). The Company did not record any gain or loss upon deconsolidation as the digital assets in the Fund were measured at fair value. Subsequently, the investment in the Fund is included under the caption “Investment securities” as Investment in Innovation Fund. Refer to Note 10, Investment Securities for more information.

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

For leases with a term exceeding 12 months, a lease liability is recorded on the Company’s consolidated balance sheet at lease commencement reflecting the present value of its fixed minimum payment obligations over the lease term, and the purchase price if the Company is reasonably certain to exercise a purchase option. A corresponding lease right-of-use asset equal to the initial lease liability is also recorded, adjusted for any prepayment and/or initial direct costs incurred in connection with execution of the lease and reduced by any lease incentives received. For purposes of measuring the present value of its fixed payment obligations for a given lease, the Company uses its incremental borrowing rate, determined based on information available at lease commencement, as rates implicit in its leasing arrangements are typically not readily determinable. The Company’s incremental borrowing rate reflects the rate it would pay to borrow on a secured basis and incorporates the term and economic environment of the associated lease. Variable lease costs are recognized in the period in which the obligation for those payments is incurred and not included in the measurement of right-of-use assets and lease liabilities.

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

For finance leases where the Company is the lessee, the Company recognizes a right-of-use asset and a corresponding lease liability at lease commencement, measured in a manner consistent with operating leases. Subsequently, fixed lease payments are recognized as amortization of the right-of-use asset and interest expense is recognized on the outstanding lease liability using the effective interest method. Finance lease right-of-use assets are amortized into depreciation and amortization expense on a straight-line basis over the lease term or, if the lease transfers ownership of the underlying asset to the Company, the life of the leased asset.

For sales-type leases where the Company is the lessor, the Company recognizes a net investment in lease, which comprises of the present value of the future lease payments and any unguaranteed residual value. Interest income is recognized over the lease term at a constant periodic discount rate on the remaining balance of the lease net investment using the rate implicit in the lease and is included in “Revenues”. Sales-type leases result in the recognition of gain or loss at the commencement of the lease, which will be recorded in “Other income, net.”

For the operating sublease where the Company is the lessor, the Company recognizes lease payments in income over the lease term on a straight-line basis and is included in “Other income, net”.

Convertible Note Payable

The Company accounts for its convertible note payable in accordance with ASC 470 - Debt, and ASC 815 - Derivatives. The Company determined that the embedded conversion feature is not clearly and closely related to the debt host and does not qualify for the scope exception under ASC 815-40. Accordingly, the conversion feature is bifurcated and accounted for separately as a derivative liability, initially measured at fair value, with subsequent changes in fair value recognized in the consolidated statements of operations.

The remaining proceeds are allocated to the debt host, which is recorded as convertible notes payable, net. The resulting debt discount and issuance costs are amortized to interest expense over the contractual term using the effective interest method.

Embedded Derivatives

The Company reviews the terms of debt and equity financing transactions to identify whether there are any embedded derivatives that require separation from the related host financial instrument. Any such derivatives are presented at fair value in the consolidated balance sheets, with changes in fair value recorded in change in fair value of derivative liability in the consolidated statements of operations. The Company separates an embedded provision in a debt or equity contract in which (i) the economic characteristics and risks of the embedded provision are not clearly and closely related to the economic characteristics and risks of the host instrument, (ii) the host instrument itself is not carried at fair value in the consolidated balance sheets, and (iii) the embedded provision would meet the definition of a derivative financial instrument. The Company has identified embedded derivatives that require bifurcation from its host instrument, namely the convertible notes (see also Notes 12 and 13).

Revenue recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). The Company recognizes revenue when it transfers its goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange. Refer to Note 3, Revenue from Contracts with Customers for further information.

Contract costs

Capitalized contract costs represent the costs directly related and incremental to the origination of new contracts, including commissions that are incurred directly related to obtaining customer contracts. We amortize the deferred contract costs on a straight-line basis over the expected period of benefit. These amounts are included in the accompanying consolidated balance sheets, with the capitalized costs to be amortized to commission expense over the expected period of benefit included in Other current assets and Non-current assets and commission expense payable included in Other payables and accrued liabilities and Other long-term liabilities.

The Company capitalized lease expense incurred in December 2023 that are directly related to fulfilling its cloud services which commenced operations in January 2024. The lease expense is directly related to fulfilling customer contracts and is expected to be recovered. The capitalized lease expense was reclassified as lease expense in January 2024.

Deferred Revenue

Deferred revenue primarily pertains to prepayments received from customers for services that have not yet commenced as of December 31, 2025. Deferred revenues are recognized as revenue recognition criteria have been met.

Remaining performance obligation

Remaining performance obligations represent the transaction price of contracts for work that have not yet been performed. The amount represents estimated revenue expected to be recognized in the future related to the unsatisfied portion of the performance obligation.

Cost of revenue

The Company’s cost of revenue consists primarily of (i) direct production costs related to mining operations, including electricity costs, profit-sharing fees/variable performance fees and/or other relevant costs paid to our hosting facilities, (ii) direct production costs related to our cloud services, including electricity costs, data center lease costs, data center employees’ wage expenses and other relevant costs, (iii) direct production costs related to our colocation services, including electricity costs, lease costs and other relevant costs, and (iv) direct cost related to ETH staking business, including service fees payable to the service provider.

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

In accordance with the authoritative guidance on accounting for uncertainty in income taxes, we recognize liabilities for uncertain tax positions based on the two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained in audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. As of December 31, 2025, the Company has not uncertain tax positions recorded.

Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue ordinary shares were exercised or converted into ordinary shares or resulted in the issuance of ordinary shares participating in the earnings of the entity.

Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue ordinary shares were exercised or converted into ordinary shares. Potentially dilutive securities include, but are not limited to, convertible debt instruments, share-based compensation awards, warrants, and other equity-linked instruments.

The Company applies the treasury stock method or the if-converted method, as applicable, to determine the dilutive effect of these instruments.

For periods in which the Company reports a net loss, all potentially dilutive securities are excluded from the computation of diluted loss per share, as their inclusion would be anti-dilutive. In addition, potentially dilutive securities are excluded from the calculation of diluted earnings per share when their effect would be anti-dilutive.

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

Reclassification

Certain items in the financial statements of the comparative period have been reclassified to conform to the financial statements for the current period. The reclassification has no impact on the total assets and total liabilities as of December 31, 2025 or on the statements of operations for the year ended December 31, 2025.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures. This ASU is effective for fiscal years beginning after December 15, 2024 on either a prospective or retrospective basis, with early adoption permitted. This ASU is intended to enhance the transparency and decision usefulness of income tax disclosures by requiring (i) consistent categories and greater disaggregation of information in the rate reconciliation and (ii) income taxes paid disaggregated by jurisdiction. We adopted this ASU on a prospective approach for the 2025 annual reporting period.

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

The Company is a strategic asset company (SAC) focused on active participation in Ethereum (ETH) infrastructure while winding down its digital asset mining business and through its majority-owned subsidiary, White Fiber, high performance computing (“HPC”) business, including cloud services and colocation services through its operation of HPC data centers.

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

Disaggregation of revenues

Revenue disaggregated by reportable segment is presented in Note 19, Segment Reporting.

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

During the year ended December 31, 2025, the Company issued a service credit of $2.0 million to a customer under the terms of the contract. During the year ended December 31, 2024, the Company issued a service credit of $1.9 million to a customer as compensation for decreased utilization during the initial deployment period, which included testing and optimization phases.

The Company’s cloud services revenue has been generated from Iceland.

Data center/Colocation services

Colocation services generate revenue from Canada by providing customers with physical space, power, and cooling within the data center facility.

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

Below table presents the Company’s revenues generated from digital asset mining business from Foundry USA Pool by country:

	For the Years Ended December 31,
	2025	2024	2023
United States	$21,891,923	$51,749,240	$36,733,222
Iceland	5,457,875	4,800,827	5,096,883
Canada	-	2,041,541	2,410,313
	$27,349,798	$58,591,608	$44,240,418

ETH staking business

The Company generates revenue through ETH staking rewards. The Company commenced both native staking business and liquid staking business in 2022. In the first quarter of 2024, the Company terminated its liquid staking business. During the year ended December 31, 2025, the Company participated in both native staking and liquid staking. In July 2025, we resumed liquid staking through Liquid Collective protocol with 5,120 ETH and ceased such activities in October 2025.

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

As of December 31, 2025 and 2024, the Company had native staked 138,263 ETH and 21,568 ETH, respectively, on the Ethereum blockchain. For the years ended December 31, 2025 and 2024, the Company earned 1,988.8 ETH valued at $6,827,567 and 565.1 ETH valued at $1,815,373, respectively, from such staking activities and recognized the ETH staking rewards as revenues.

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

For the years ended December 31, 2025 and 2024, the Company generated revenues of $218,703 and $4,503 respectively from the liquid staking.

Contract costs

The Company capitalizes commission expenses directly related to obtaining customer contracts, which would not have been incurred if the contract had not been obtained. As of December 31, 2025, capitalized costs to obtain a contract totaled $25.2 million, and the outstanding commission expense payable was $13.7 million which is included within other payables and accrued liabilities. As of December 31, 2024, capitalized costs to obtain a contract totaled $2.0 million, and the outstanding commission expense payable was $1.6 million which is included within other payables and accrued liabilities.

Contract Liabilities

The Company’s contract liabilities consist of deferred revenue and customer deposits. As of December 31, 2025 and December 31, 2024, contract liabilities were $79.6 million and $30.8 million, respectively.

During the year ended December 31, 2025 and 2024, $26.5 million and $14.4 million, respectively, of the beginning balance of contract liabilities was recognized as revenue.

Remaining performance obligation

The following table presents estimated revenue expected to be recognized in the future related to the unsatisfied portion of the performance obligation as of December 31, 2025:

	2026	2027	2028	2029	2030	Thereafter	Total
Colocation Services	$55,285,668	$89,923,474	$91,376,813	$93,429,539	$93,674,836	$502,833,948	$926,524,278
Other Revenue	1,352,323	918,966	612,206	266,899	22,574	-	3,172,968
Total contract liabilities	$56,637,991	$90,842,440	$91,989,019	$93,696,438	$93,697,410	$502,833,948	$929,697,246

The amounts presented in the table above exclude variable consideration allocated entirely to wholly unsatisfied performance obligations. Such amounts have been excluded from the disclosure of remaining performance obligations in accordance with ASC 606, as the consideration is not fixed and determinable.

During the year ended December 31, 2025 and 2024, $10.4 million and $1.9 million, respectively, were recognized as revenue as a result of satisfying performance obligations in previous periods.

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

The following table summarizes the final allocation of the purchase price based on the estimated fair value of the assets acquired and liabilities assumed at the acquisition date:

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

Through December 31, 2025, the Company recognized $2.1 million of acquisition-related costs were recognized as expense in the income statement line item “General and administrative expense”.

The following unaudited pro forma financial information represents the consolidated results of operations as if the acquisition had occurred on January 1, 2024:

Pro forma consolidated income statement for the year ended December 31, 2024
Revenue	$111,543,371
Net income	27,657,268

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

Real estate Acquisition – Montreal, Canada

On December 27, 2024, the Company acquired the building and land (which we refer to as “MTL-2”), together with all the related improvements, located in Montreal, Canada, from an unrelated third party. The total consideration consisted of approximately $23.3 million in cash.

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

Real estate Acquisition – Madison, North Carolina

On May 20, 2025, the Company acquired the building and land, together with all the related improvements owned by Unifi Manufacturing, Inc. (“Unifi Transaction”) that were located in Madison, North Carolina. The total consideration consisted of $45.0 million in cash, including the initial deposit of $2.2 million.

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

In connection with the agreement, additional contingent consideration may become payable to the seller based on the timing and availability of power at the site (see Note 21. Commitments and Contingencies).

Financière Louis David and Financière Marjos Asset Acquisition

On November 28, 2025, the Company acquired a 100% controlling interest in Financière Louis David (“FLD”) and a 25% controlling stake in Euronext-listed Financière Marjos SCA (“FM”). The transaction was effected through (i) the acquisition of 100% of the shares and voting rights of FLD, the general partner of FM, which holds a 15.9% controlling interest in FM, a variable interest entity, and (ii) the direct purchase of an additional 9.1% equity interest in FM.

The total consideration transferred consisted of approximately $1.6 million in cash. The aggregate fair value of the net liabilities assumed was estimated to be approximately $0.1 million. The Company recognized an aggregate loss on acquisition of approximately $1.7 million, which represented excess of consideration transferred and net liabilities assumed over identifiable assets acquired as of the acquisition date. Following the acquisition, FLD was renamed Bit Digital Europe Holding (“BDEH”).

FLD and FM did not meet the definition of a business as defined in ASC 805, Business Combinations, as no substantive processes or employees were acquired. Accordingly, the transactions were accounted for as asset acquisitions. In accordance with ASC 810-10-15-14 and ASC 810-10-25-38A, FM is considered a variable interest entity (“VIE”). Because the Company owns 100% of BDEH, the general partner of FM, the Company has the power to direct the activities that most significantly impact FM’s economic performance. In addition, the Company has exposure to variable returns through its direct and indirect equity interests in FM. Accordingly, the Company is the primary beneficiary of FM as defined in ASC 810-10-25-38A and consolidates FM in its consolidated financial statements, notwithstanding its minority equity ownership.

Through December 31, 2025, the Company recognized approximately $0.2 million of acquisition-related costs within “General and administrative expense” in the consolidated statements of operations.

5. USDC

	December 31, 2025	December 31, 2024
USDC	$484,459	$411,413

The following table presents additional information about USDC for the years ended December 31, 2025, and 2024, respectively:

	2025	2024

Opening balance	$411,413	$405,596
Receipt of USDC from sales of other digital assets	2,321,750	2,409,100
Receipt of USDC from sales of property, plant, and equipment	40,100	-
Receipt of USDC from other income	-	41
Payment of USDC for service charges from mining facilities	-	(133,779)
Payment of USDC for other expenses	(2,288,804)	(2,269,545)
Ending balance	$484,459	$411,413

6. DIGITAL ASSETS HOLDINGS

Digital Assets

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

The following table presents the Company’s significant digital assets holdings as of December 31, 2025:

	Quantity	Cost Basis	Fair Value
BTC	4.0	$348,410	$350,026
ETH	140,008.6	430,300,476	415,384,383
Total digital assets held as of December 31, 2025		$430,648,886	$415,734,409

The cost basis is equal to the post-impairment value of all BTC and ETH held as of the adoption of ASU 2023-08 on January 1, 2024. For BTC and ETH earned subsequent to the adoption of ASU 2023-08, the cost basis of the BTC and ETH represents the valuation at the time the Company determined for revenue recognition purposes.

The following table presents a roll-forward of BTC for the year ended December 31, 2025, based on the fair value model under ASU 2023-08:

Fair value
BTC as of December 31, 2024	$69,319,731
Receipt of BTC from mining services	27,349,798
Sales of BTC in exchange of cash	(57,739,204)
Sales of BTC in exchange of ETH	(37,199,886)
Sales of BTC in exchange of USDC	(2,321,750)
Payment of BTC for service charges from mining facilities	(1,474,262)
Payment of BTC for other expenses	(82,008)
Change in fair value of BTC	2,497,607
BTC as of December 31, 2025	$350,026

For the additions of BTC generated by the Company’s mining business, see Note 3. Revenue from Contracts with Customers.

Bitcoin is sold on a FIFO basis. For the year ended December 31, 2025, gains from the sales of bitcoin are included in change in fair value of BTC which is included in the consolidated statements of operations under the caption “(Loss) gain on digital assets”.

The following table presents a roll-forward of ETH for the year ended December 31, 2025, based on the fair value model under ASU 2023-08:

Fair value
ETH as of December 31, 2024	$92,057,613
Receipt of ETH from exchange of BTC	106,859,422
Receipt of ETH from native staking business	6,827,567
Receipt of ETH from liquid staking business	218,703
Receipt of ETH from exchange of cash	292,733,767
Receipt of ETH from exchange of LsETH	17,384,676
Sales of ETH in exchange of LsETH	(18,988,032)
Payment of ETH for other expenses	(251)
Investment of ETH in fund	(47,632,094)
Change in fair value of ETH	(34,076,988)
ETH fair value at December 31, 2025	$415,384,383

For the additions of ETH generated by the Company’s ETH staking business, see Note 3. Revenue from Contracts with Customers.

ETH is sold on a FIFO basis. For the year ended December 31, 2025, gains from the sales of ETH are included in change in fair value of ETH which is included in the consolidated statements of operations under the caption “(Loss) gain on digital assets”.

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

Bitcoin is sold on a FIFO basis. For the year ended December 31, 2024, gains from the sales of bitcoin are included in change in fair value of BTC which is included in the consolidated statements of operations under the caption “(Loss) gain on digital assets”.

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

ETH is sold on a FIFO basis. For the year ended December 31, 2024, gains from the sales of ETH are included in change in fair value of ETH which is included in the consolidated statements of operations under the caption “(Loss) gain on digital assets”.

Digital Intangible Assets

The following table sets forth the cost basis, impairment amount, and carrying amount of digital intangible assets held, as shown on the consolidated balance sheet as of December 31, 2025:

	Quantity	Cost	Impairment	Disposal	Net
LsETH	4,719	$19,093,364	$(6,008,004)	$13,085,360	$-
Total digital intangible assets held as of December 31, 2025		$19,093,364	$(6,008,004)	$13,085,360	$-

The cost of LsETH was initially recorded at fair value of LsETH on the date of receipt. Following the receipt of LsETH in July 2025, the price of LsETH decreased, and the Company determined that the carrying amount of the LsETH exceeded its fair value during the year ended December 31, 2025. The fair value of the LsETH is determined in accordance with ASC 820, Fair Value Measurement. As a result, the Company recognized an impairment loss of $6.0 million, which is included in impairment of digital intangible assets in the consolidated statement of operations.

In November 2025, the Company disposed of its entire LsETH holdings in exchange for ETH. The LsETH had a carrying amount of $13,085,360 at the date of disposal and was exchanged for ETH with a fair value of $17,384,676. The Company recognized a gain on exchange of LsETH of $4.3 million which is included in “Other income, net”. As of December 31, 2025, the Company did not hold any LsETH.

7. OTHER CURRENT ASSETS, NET

Other current assets were comprised of the following:

	December 31, 2025	December 31, 2024
Deposits (a)	$4,098,610	$1,704,785
Prepayments to mining facilities (b)	-	290,475
Prepaid director and officer insurance expenses	205,200	219,471
Prepaid consulting service expenses	1,570,653	3,016,460
Deposit for lease	38,841	63,586
Deferred contract costs	2,190,966	982,039
Prepayment to third parties (c)	8,824,538	15,526,472
Receivable from third parties	5,408,521	6,305,652
Funds held in escrow	4,000,000	-
Others	408,044	210,729
Less: Current expected credit losses	(10,389)	-
Total	$26,734,984	$28,319,669

(a)	As of December 31, 2025 and December 31, 2024, the balance of deposits represented the deposits made to our service providers, who paid utility charges in mining facilities on behalf of the Company. The deposits are refundable upon expiration of the agreement.

(b)	As of December 31, 2024, the balance of prepayments to mining facilities represented the prepayments for service charges from the mining facilities.

(c)	The balance of prepayment to third parties primarily consists of the prepayment to our GPU servers leasing partner.

8. LEASES

Lease as Lessee

For the year ended December 31, 2023, the Company entered into a capacity lease agreement for its cloud services designed to support generative AI workstreams. The initial lease term is three years, with automatic renewals for successive 12-month periods. The lease expense incurred in December 2023 is capitalized as deferred cost since it is directly related to fulfilling its cloud services which commenced operations in January 2024. The capitalized lease payment was expensed in January 2024.

On July 30, 2024, the Company entered into an office lease agreement for its headquarters office in New York. The initial lease term is three years with automatic renewals for successive terms equal in length to the initial term.

On August 1, 2024, the Company entered into an additional capacity lease agreement for its cloud services. The initial lease term is three years with automatic renewals for successive 12-month periods.

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

On March 1, 2025, the Company entered into an additional capacity lease agreement for its cloud services. The initial lease term is three years with automatic renewals for successive 12-month periods.

On April 1, 2025, the Company entered into a lease agreement for general and administrative purposes. The lease term is two years.

On April 11, 2025, the Company entered into a data center lease agreement in Saint-Jérôme for its data center colocation services (which we refer to as the “MTL-3”). The initial lease term is for 20 years with two five-year extension options. The transaction also includes a fixed-price purchase option exercisable until December 31, 2025. In December 2025, the Company became reasonably certain to exercise the purchase option and remeasured the lease as a finance lease as of December 1, 2025. As a result of the remeasurement of the lease liability, there was a reduction of approximately $23.5 million to the lease right-of-use assets and lease liabilities. On December 31, 2025, the Company notified the lessor of its intent to exercise the purchase option. The Company had 90 days to complete the purchase, after which the purchase option will expire. The option was exercised on January 14, 2026 and the purchase of MTL-3 is expected to close during the second quarter of 2026.

As of December 31, 2025 and December 31, 2024, right-of-use asset and lease liabilities consisted of the following:

	December 31, 2025	December 31, 2024
Operating right-of-use assets	$12,052,485	$14,967,569
Finance right-of-use assets	12,602,135	-
Total right-of-use-assets	$24,654,620	$14,967,569

Operating lease liabilities	$10,964,460	$13,806,217
Finance lease liabilities	12,911,192	-
Total lease liabilities	$23,875,652	$13,806,217

Operating right-of-use assets are recorded net of accumulated amortization of $7.7 million and $2.8 million as of December 31, 2025 and 2024, respectively.

Finance lease right-of-use assets are recorded net of accumulated amortization of $53,744 and $nil as of December 31, 2025 and 2024, respectively.

For the years ended December 31, 2025 and 2024, the Company’s amortization on the operating lease right-of-use assets totaled $4.9 million and $2.8 million, respectively.

For the year ended December 31, 2025 the Company’s interest expense and amortization on the finance lease were $55,220 and $53,744, respectively. For the year ended December 31, 2024, the Company’s interest expense and amortization on the finance lease were $nil.

The following table presents the components of the Company’s lease expense. GPU lease expenses and data center lease expenses related to operational data centers are included in cost of revenue; data center lease expenses incurred during construction and office lease expenses are included in general and administrative expenses:

	For the Year Ended December 31,
	2025	2024
Operating lease costs	$21,713,623	$17,164,216
Short-term lease costs	277,664	186,504
Finance lease costs	92,118	-
Sublease income	(25,624)	(5,569)
Total lease costs	22,057,781	17,345,151

Additional information regarding the Company’s leasing activities as a lessee is as follows:

	For the Years Ended December 31,
	2025	2024
Operating cash outflows from operating leases	$(6,971,695)	$(3,523,479)
Operating cash outflows from finance lease	(55,220)	-
Financing cash outflows from finance lease	(92,118)	-
Weighted average remaining lease term – operating leases	10.5	9.7
Weighted average remaining lease term – finance lease	0.3	-
Weighted average discount rate – operating leases	8.9%	9.2%
Weighted average discount rate – finance lease	5.0%	-

The following table represents our future minimum operating lease payments as of December 31, 2025:

Year	Amount
2026	$5,994,200
2027	2,416,769
2028	390,987
2029	316,806
2030	324,821
Thereafter	5,614,569
Total undiscounted lease payments	15,058,152
Less: present value discount	(4,093,692)
Present value of operating lease liabilities	$10,964,460

The following table represents our future minimum finance lease payments as of December 31, 2025:

Year	Amount
2026	13,216,545
Total undiscounted lease payments	13,216,545
Less: present value discount	(305,353)
Present value of finance lease liability	$12,911,192

The Company entered into a GPU server lease agreement effective January 2024 for its cloud services designed to support generative AI workstreams. The lease payment depends on the usage of the GPU servers and the Company concludes that the lease payments are variable and will be recognized when they are incurred. For the years ended December 31, 2025 and 2024, the GPU server lease expense amounted to $21.7 million and $17.1 million, respectively.

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

During the quarter ended December 31, 2025, the Company did not enter into any sales-type lease agreements.

The components of lease income for the sales-type lease were as follows:

	For the Years Ended December 31,
	2025	2024
Interest income related to net investment in lease	$1,496,827	$550,260

Interest income is included in the consolidated statements of operations under the caption “Revenue - Other”.

The components of net investment in sales-type leases were as follows:

	December 31,
	2025	2024
Net investment in lease - lease payment receivable	$13,947,826	$9,328,998

The following table illustrates the Company’s future minimum receipts for sales-type lease as of December 31, 2025:

Year	Sales-Type Lease
2026	$5,618,362
2027	3,636,831
2028	3,636,831
2029	3,428,121
2030	848,915
Total future minimum receipts	17,169,060
Unearned interest income	(3,172,968)
Less: Current expected credit losses	(48,266)
Net investment in lease, net	$13,947,826

The present value of minimum sales-type receipts of $13.9 million is included in the consolidated balance sheets under the caption “Net investment in lease”.

The following table illustrates the future lease payments to be received from the Company’s sublease tenant as of December 31, 2025 were as follows:

Year	Operating Lease
2026	$26,258
2027	26,258
2028	26,258
2029	26,258
2030	26,258
Thereafter	48,140
Total future receipts	$179,430

9. PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net was comprised of the following:

	December 31, 2025	December 31, 2024
Miners for Bitcoin	$48,785,348	$37,484,751
Cloud service equipment	146,589,318	63,360,624
Colocation service equipment	31,874,970	12,509,288
Purchased and internal-use software development costs	4,633,157	495,285
Land	6,510,574	3,502,539
Leasehold improvements	30,088,308	2,032,691
Vehicle	235,576	235,576
Other property and equipment	36,069	29,066

Less: Accumulated depreciation	(65,552,951)	(36,946,762)
	203,200,369	82,703,058
Construction in progress	157,042,649	24,599,400
Property, plant, and equipment, net	$360,243,018	$107,302,458

For the years ended December 31, 2025, and 2024, depreciation expenses were $36,114,160, and $32,166,613, respectively. Construction in progress represents assets received but not placed into service as of December 31, 2025 and 2024. As of December 31, 2025, $27.4 million of construction in progress remained unpaid and is included in other payables and accrued liabilities in the Consolidated Balance Sheet.

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

Disposal of Property, Plant and Equipment in 2025

For the year ended December 31, 2025, the Company sold 7,900 bitcoin miners for a total consideration of $1,325,877. On the dates of the transaction, the total original cost and accumulated depreciation of these miners were $9,437,818 and $7,577,165, respectively. The Company recognized a loss of $534,776 from the sale of miners which was recorded in the account of “loss from disposal of property, plant and equipment”. As of the date of this report, the Company has collected the cash consideration of $954,194.

For the year ended December 31, 2025, the Company wrote off 3 BTC miners during the year, and the Company did not record a loss from the writing off of property and equipment as the miners were fully depreciated.

For the year ended December 31, 2025, the Company sold cloud service equipment for a total consideration of $1.2 million. On the date of the transaction, the carrying amount of these switches was $1.5 million. The Company recognized a loss of $372,993 from the sale which was recorded within net loss from disposal of property, plant and equipment. As of the date of this report, the Company has collected the cash consideration of $1.2 million.

Subsequent to December 31, 2025, the Company entered into an Equipment Purchase Agreement, effective January 31, 2026, for the sale of 126 GPUs for a total purchase price of $26.1 million. The transaction closed in March 2026 and the Company received the proceeds from the sale in full.

Disposal and write-off of Property, Plant and Equipment in 2024

For the year ended December 31, 2024, the Company sold 5,606 bitcoin miners for a total consideration of $1,213,956. On the dates of the transaction, the total original cost and accumulated depreciation of these miners were $7,359,405 and $5,295,328, respectively. The Company recognized a loss of $850,121 from the sale of miners which was recorded in the account of “net loss from disposal of property, plant and equipment”.

For the year ended December 31, 2024, the Company wrote off 19,889 BTC miners during the year, and the Company recorded a loss of $nil resulting from the writing off in the account of “net loss from disposal of property, plant and equipment”.

10. INVESTMENT SECURITIES

Investment securities were comprised of the following:

	December 31, 2025	December 31, 2024
Investment in Digital Future Alliance Limited (“DFA”) (a)	$94,534	$94,534
Investment in Nine Blocks Offshore Feeder Fund (“Nine Blocks”) (b)	3,036,434	3,036,403
Investment in Auros Global Limited (c)	1,999,987	1,999,987
Investment in Ingonyama Ltd (d)	100,000	100,000
Investment in Cysic Inc. (e)	100,000	100,000
Investment in a SAFE (f)	1,000,000	1,000,000
Investment in AI Innovation Fund I (“AI fund”) (g)	17,501,600	15,800,000
Investment in Innovation Fund I (“Innovation fund”) (h)	45,206,266	8,666,441
Investment in Odiot Holding (i)	81,950	-
Total	$69,120,771	$30,797,365

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

For the years ended December 31, 2025 and 2024, the Company did not record upward adjustments or downward adjustments on the investment. The Company’s impairment analysis considers both qualitative and quantitative factors that may have a significant effect on the fair value of the equity security. As of December 31, 2025 and 2024, the Company did not recognize impairment against the investment security.

(b) Investment in Nine Blocks Offshore Feeder Fund (“Nine Blocks”)

On August 1, 2022, the Company entered into a subscription agreement with Nine Blocks for investment of $2.0 million. The investment includes a direct investment into the Nine Blocks Master Fund, a digital assets market neutral fund using basis trading, relative value, and special situations strategies.

As a practical expedient, the Company uses Net Asset Value (“NAV”) or its equivalent to measure the fair value of the investment in the fund. For the years ended December 31, 2025 and 2024, the Company recorded cumulative upward adjustments of $31 and $857,240, respectively, on the investment.

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

For the years ended December 31, 2025 and 2024, the Company did not record upward adjustments or downward adjustments on the investment. The Company’s impairment analysis considers both qualitative and quantitative factors that may have a significant effect on the fair value of the equity security. As of December 31, 2025 and 2024, the Company did not recognize impairment against the investment security.

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

For the years ended December 31, 2025 and 2024, the Company did not record upward adjustments or downward adjustments on the investment. The Company’s impairment analysis considers both qualitative and quantitative factors that may have a significant effect on the fair value of the equity security. As of December 31, 2025 and 2024, the Company did not recognize impairment against the investment security.

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

For the years ended December 31, 2025 and 2024, the Company did not record upward adjustments or downward adjustments on the investment. The Company’s impairment analysis considers both qualitative and quantitative factors that may have a significant effect on the fair value of the equity security. As of December 31, 2025 and 2024, the Company did not recognize impairment against the investment security.

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

On December 31, 2025, the Company performed a qualitative assessment to identify if events or circumstances indicate that the investment is impaired or that an observable price change has occurred. We considered available information about Canopy’s operations and industry conditions and did not observe any significant deterioration in Canopy’s overall financial performance, nor any material adverse changes to its operations, customer relationships, or market position The Company also did not identify any recent transactions involving Canopy’s equity securities or other observable price changes during the period. No events or circumstances were identified that would indicate the investment is impaired or that an observable price change occurred. As of December 31, 2025, the investment continues to be reported at its original cost of $1,000,000. For the years ended December 31, 2025 and 2024, the Company did not record upward adjustments or downward adjustments on the investment.

(g) Investment in AI Innovation Fund I (“AI fund”)

On July 15, 2024, the Company entered into a subscription agreement with Pleasanton Ventures Innovation Master Fund SPC Limited for investment of $15.9 million in its AI Innovation Fund I. The investment includes a direct investment into private equity and fund of fund opportunities within the AI industry. On May 20, 2025, the Company invested an additional $2.0 million into the fund.

As a practical expedient, the Company uses Net Asset Value (“NAV”) or its equivalent to measure the fair value of the investment in the fund. For the years ended December 31, 2025 and 2024 the Company recorded cumulative downward adjustments of $300,000 and $100,000, respectively, on the investment.

(h) Investment in Innovation Fund I (“Innovation fund”)

After the Company disposed its BVI entities for its previous fund operation (See Note 22. Disposition of Bit Digital Investment Management Limited and Bit Digital Innovation Master Fund SPC Limited for more information), the Company no longer consolidates the investment in the fund. As a practical expedient, the Company uses Net Asset Value (“NAV”) or its equivalent to measure the fair value of the investment in the fund.

In March 2025, the Company invested an additional 3,400 ETH into the fund, equivalent to approximately $7.0 million based on the ETH-to-USD exchange rate at the time of investment.

In August 2025, the Company invested an additional 9,000 ETH into the fund, equivalent to approximately $40.6 million based on the ETH-to-USD exchange rate at the time of investment.

For the years ended December 31, 2025 and 2024, the Company recorded cumulative downward adjustments of $11,092,269 and cumulative upward adjustments of $2,550,904, respectively, on the investment.

(i) Investment in Odiot Holding (“Odiot Holding”)

In connection with the acquisition of Bit Digital Europe Holding (“BDEH”) on November 28, 2025, the Company acquired an indirect minority equity interest in Odiot Holding, a publicly traded company in France. The Company does not have control or significant influence over Odiot Holding.

Accordingly, the investment is accounted for as an equity security under ASC 321, Investments — Equity Securities, The investment was initially recorded at fair value on the acquisition date and is subsequently measured at fair value using quoted market prices in an active market (Level 1 inputs, with changes in fair value recognized in earnings.

From the acquisition date of November 28, 2025 through December 31, 2025, the fair value of the investment did not change, as there were no material changes in the quoted market price of Odiot Holding’s shares.

11. OTHER NON-CURRENT ASSETS, NET

Other non-current assets were comprised of the following:

	December 31, 2025	December 31, 2024
Deposits (a)	$5,170,268	$7,103,560
Deferred contract costs	22,969,613	982,039
Others	480,284	1,494,285
Less: Current expected credit losses	(40,519)	-
Total	$28,579,646	$9,579,884

(a)	As of December 31, 2025 and 2024, the balance of deposits primarily consisted of the deposits made to utility company related to our colocation services, deposits for data center lease and to our service providers who paid utility charges in mining facilities on behalf of the Company. The deposits are refundable upon expiration of the agreement

12. CONVERTIBLE NOTES

In October 2025, we issued $150,000,000 aggregate principal amount of 4.00% convertible senior notes due 2030 (the “2030 Notes”), including the exercise in full by the initial purchasers of the 2030 Notes of their option to purchase up to an additional $15,000,000 principal amount of the 2030 Notes.

The Notes were issued pursuant to, and are governed by, an indenture (the “Base Indenture”), dated as of October 2, 2025, between the Company and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”), as supplemented by a first supplemental indenture (the “Supplemental Indenture,” and the Base Indenture, as supplemented by the Supplemental Indenture, the “Indenture”), dated as of October 2, 2025, between the Company and the Trustee. The net proceeds from the 2030 Notes offering, after deducting underwriting discounts and commissions and estimated offering expenses, were approximately $143.7 million, including the proceeds from the Underwriters’ exercise of their over-allotment option in full.

The 2030 Notes are senior and unsecured obligations and bear interest at a coupon rate of 4.00% per annum, with interest payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2026. The 2030 Notes will mature on October 1, 2030, unless earlier converted, redeemed or repurchased in accordance with their terms. The unamortized debt issuance costs as of December 31, 2025 was $6.3 million and were reported as a direct deduction from the face amount of the 2030 Notes. While the 2030 Notes bear a 4.00% stated interest rate, the effective interest rate for the notes as of December 31, 2025 was 11.7%, primarily reflecting the accretion of debt issuance costs.

Noteholders may convert their 2030 Notes at their option prior to the close of business on the second scheduled trading day immediately preceding the maturity date. The conversion rate is initially 240.3846 ordinary shares per $1,000 principal amount of the 2030 Notes (equivalent to an initial conversion price of $4.16 per ordinary share), which represents an approximately 30% conversion premium over the last reported sale price of $3.20 per ordinary share on the Nasdaq Capital Market on September 29, 2025. The conversion rate is subject to customary adjustments upon the occurrence of certain events, such as the interest make-whole conversion rate adjustment, or conversion upon a make-whole fundamental change, as described in the Indenture.

Holders of the 2030 Notes have a one-time noncontingent right to require the Company to repurchase for cash all or any portion of their respective notes at a repurchase price equal to 100% of the principal amount of such notes to be repurchased, plus any accrued and unpaid interest to, but excluding the repurchase date on October 1, 2028.

Under the interest make-whole conversion rate adjustment, the holders of the 2030 Notes are able to convert at any time during the period from, and including, the date that is six months after the last date of original issuance of the notes until the close of business on the business day immediately preceding September 15, 2028 (other than a conversion in connection with a make-whole fundamental change), the Company will increase the conversion rate per US$1,000 principal amount of the 2030 Notes to be converted by a number of ordinary shares.

We may not redeem the 2030 Notes prior to October 6, 2028. We may redeem for cash all or any portion of the 2030 Notes, at our option, on or after October 6, 2028 and prior to the 31st scheduled trading day immediately preceding the maturity date, if the last reported sale price of our ordinary shares has been at least 130% of the conversion price for the 2030 Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of optional redemption at a redemption price equal to 100% of the principal amount of the 2030 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

If a “Fundamental Change” (as defined in the Indenture) occurs, then, subject to certain conditions and except as set forth in the Indenture, noteholders may require the Company to repurchase their 2030 Notes at a cash repurchase price equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. The definition in the Indenture of a Fundamental Change includes certain business combination transactions involving the Company and certain de-listing events with respect to the ordinary shares.

The Indenture contains customary terms and covenants, including that upon certain events of default either the Trustee or the holders of at least 25% in aggregate principal amount of the outstanding 2030 Notes may declare 100% of the principal of, and accrued and unpaid interest, if any, on, all the 2030 Notes to be due and payable.

The conversion features embedded in the 2030 Notes met the criteria to be bifurcated from the debt host contract under ASC 815 and recognized separately at fair value. The total proceeds received were first allocated to the fair value of the derivative liability, and the remaining proceeds allocated to the host. The host is subsequently measured using the effective interest method, and the derivative liability is measured at fair value, with changes in fair value recorded as derivative gain in the consolidated statements of operations. The 2030 Notes are classified as non-current liabilities as of December 31, 2025.

The following table summarizes the balances of the convertible notes (in thousands):

As of December 31, 2025
Convertible note	$150,000
Less: unamortized debt discount	(39,709)
Subtotal	110,291
Less: Current portion	-
Convertible notes, net of current portion	$110,291

Accrued cumulative interest	$3,090

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

In connection with the issuance of the 2030 Notes, the Company recognized a derivative liability related to the embedded conversion feature. See Note 12 for further details on the accounting treatment of the 2030 Notes and associated derivative liability.

The fair value of the embedded conversion feature at issuance of the 2030 Notes and each reporting period was estimated based on significant inputs not observable in the market, which represent Level 3 measurements within the fair value hierarchy.

The fair value of the derivative liability was determined using the Black-Scholes model. The model incorporates the following key inputs and assumptions:

	Initial recognition - At October 2, 2025	At December 31, 2025
Maturity date	October 1, 2030	October 1, 2030
Debt price	100.00	89.65
Volatility rate	55%	55%
Share price	$3.49	$1.89
Dividend yield	0%	0%
Stock borrow cost	1%	1%
Credit Spread	10.00%	10.00%

The following table provides a roll forward of the aggregate fair values of the derivative liability for the twelve months ended December 31, 2025 (in thousands):

Embedded Derivative
Initial fair value of derivative liability at issuance	35,009
Change in fair value	(15,749)
Balance as of December 31, 2025	$19,260

14. SHARE-BASED COMPENSATION

Share-based compensation such as restricted stock units (“RSUs”), incentive and non-statutory stock options, restricted shares, share appreciation rights and share payments may be granted to any directors, employees and consultants of the Company or affiliated companies under 2021 Omnibus Equity Incentive Plan (“2021 Plan”), 2021 Second Omnibus Equity Incentive Plan (“2021 Second Plan”), 2023 Omnibus Equity Incentive Plan (“2023 Plan”) and 2025 Omnibus Equity Incentive Plan (“2025 Plan). An aggregate of 2,415,293 RSUs were granted under the 2021 Plan and no ordinary shares remain reserved for issuance under the 2021 Plan. There are 5,000,000 ordinary shares reserved for issuance under the Company’s 2021 Second Plan, under which 4,211,372 RSUs and 395,000 share options have been granted as of December 31, 2025. There are 5,000,000 ordinary shares reserved for issuance under the Company’s 2023 Plan, under which 4,993,201 RSUs have been granted as of December 31, 2025. There are 8,000,000 ordinary shares reserved for issuance under the Company’s 2025 Plan, under which 6,501,843 RSUs have been granted as of December 31, 2025.

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

In December 2025, the Company granted 84,388 RSUs to a new board of director, of which 42,194 RSUs vested immediately, with the remaining are subjected to a 2 quarters service vesting schedule. In December 2025, the Company also granted 20,000 RSUs to an existing board of director in accordance with the terms of their compensation agreements. All of these RSUs were immediately vested.

On December 31, 2025, the Company granted 205,000 RSUs to each of the Company’s Chief Executive Officer and Chief Financial Officer in accordance with their compensation arrangements. All of these RSUs were immediately vested.

As of December 31, 2025, the Company had 112,228 awarded and unvested RSUs.

A summary of the changes in the RSUs relating to ordinary shares granted by the Company during the year ended December 31, 2025, 2024 and 2023 is as follows:

	Number of RSUs	Weighted average grant date fair value

Awarded and unvested as of January 1, 2023	11,308	$15.02
Granted	3,271,372	3.53
Vested	(3,282,680)	3.57
Awarded and unvested as of December 31, 2023	-	-
Granted	5,607,718	3.33
Vested	(4,581,750)	3.38
Awarded and unvested as of December 31, 2024	1,025,968	3.13
Granted	6,762,326	2.63
Cancelled and forfeited	(1,498,204)	3.21
Vested	(6,177,862)	2.58
Awarded and unvested as of December 31, 2025	112,228	$3.17

For the years ended December 31, 2025, 2024, and 2023, the Company recognized share-based compensation expenses of $8,307,575, $9,786,234 and $8,681,373 in connection with the above RSU awards. As of December 31, 2025, the Company had $181,959 unrecognized compensation costs related to unvested RSUs.

Share Options

For the year ended December 31, 2025 and 2024, the Company did not grant any options.

The Company recognizes compensation expenses related to options on a straight-line basis over the vesting periods. For the years ended December 31, 2025, 2024, and 2023, the Company recognized share-based compensation expenses of $46,030, $228,355 and $437,438, respectively. As of December 31, 2025, there were no unrecognized compensation costs related to all outstanding share options.

The following table summarizes the share option activities for the years ended December 31, 2025, 2024 and 2023:

	Number of Options	Weighted Average Grant Date Fair value	Weighted Average Remaining Contract Life (in years)

Options outstanding on December 31, 2023	365,000	$2.85	3.35
Exercised	(5,000)	2.72	—
Options outstanding on December 31, 2024	360,000	$2.85	2.35
Forfeited	(10,000)	3.20	—
Options outstanding on December 31, 2025	350,000	$2.84	1.32

Other share-based compensation

Bit Digital Equity Incentive Plan

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

In April 2025, WhiteFiber entered into a one-year director agreement with David Andre pursuant to which Mr. Andre would be appointed as a director of WhiteFiber upon the commencement of trading of WhiteFiber’s ordinary shares on the Nasdaq Capital Market. This agreement granted 135,135 RSUs of Bit Digital, which are subject to a four-quarter service vesting schedule. As the effective date of the Form S-1 was subsequent to June 30, 2025, this agreement was considered a consulting agreement until Mr. Andre was elected to the Board of Directors of WhiteFiber on August 7, 2025. Over the duration of the service agreement, the Company will recognize share-based compensation expenses aggregating $0.2 million based upon the closing price of the Company’s ordinary shares on the date of the agreement.

In July 2025, the Company entered into separate one-year service agreements with a consultant and granted 180,000 RSUs, all of which vested immediately. Over the duration of the service agreement, the Company will recognize share-based compensation expenses aggregating $0.5 million based upon the closing price of the Company’s ordinary shares on date of agreement.

The Company recognized share-based compensation expense of $2,766,952 for the year ended December 31, 2025 related to RSUs granted under the Company’s equity incentive plan to consultants.

WhiteFiber Equity Incentive Plan

For the year ended December 31, 2025 and 2024, WhiteFiber recognized share-based compensation expenses of $4,900,131 and $nil respectively for RSUs issued to employees and directors. As of December 31, 2025, WhiteFiber had $4,515,284 unrecognized compensation costs related to the unvested RSUs issued to its employees and directors.

As of December 31, 2025, WhiteFiber had 255,160 awarded and unvested RSUs to its employees and directors.

In December 2025, WhiteFiber granted 260,152 RSUs to consultants under the WhiteFiber 2025 Plan as consideration for services rendered. Of these, 248,529 shares were fully vested upon issuance, and the remainder are subjected to an eight-quarter service. WhiteFiber recognized share- based compensation expense of $5,201,992 in connection with these grants.

As of December 31, 2025, WhiteFiber had 11,623 awarded and unvested RSUs to consultants.

15. SHARE CAPITAL

Ordinary shares

As of December 31, 2024, there were 179,255,191 ordinary shares issued and 179,125,205 ordinary shares outstanding.

In May of 2022, the Company entered into an At-the-Market agreement with H.C. Wainwright & Co., LLC relating to the Company’s ordinary shares. In accordance with the terms of the sales agreement, the Company may offer and sell ordinary shares having an aggregate offering price of up to $500,000,000. During the year ended December 31, 2025, the Company sold 30,189,161 ordinary shares for an aggregate purchase price of $63.1 million net of offering costs pursuant to this at-the-market offering.

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

During the year ended December 31, 2025, 6,627,862 ordinary shares were issued to the Company’s employees, directors, and consultants in settlement of an equal number of fully vested restricted share units awarded to such individuals and companies by the Company pursuant to grants made under the Company’s 2023 Plan and 2025 Plan.

As of December 31, 2025, there were 324,322,214 ordinary shares issued and 324,192,228 ordinary shares outstanding.

Preferred shares

As of December 31, 2025 and 2024, there were 1,000,000 preferred shares issued and outstanding.

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

On December 20, 2024, the Board of Directors declared an 8% ($800,000) dividend on the preference shares to Geney Development Ltd. (“Geney”). Erke Huang, our Chief Financial Officer, is the President of Geney and the beneficial owner of 30% of the equity of Geney, with the remaining 70% held by Zhaohui Deng, a director and former Chairman of the Board of the Company. The Company fully paid the declared dividend in January 2025.

Treasury stock

The Company treats ordinary shares withheld for tax purposes on behalf of employees in connection with the vesting of restricted share grants as ordinary share repurchases because they reduce the number of ordinary shares that would have been issued upon vesting. For the years ended December 31, 2025 and 2024, the Company withheld nil ordinary shares that were surrendered to the Company for withholding taxes related to restricted stock vesting valued at $nil, based on fair value of the withheld shares on the vesting date.

As of December 31, 2025 and 2024, the Company had treasury stock of $1,171,679 and $1,171,679, respectively.

Warrants

As of December 31, 2025, the Company had outstanding 10,118,046 private placement warrants to purchase an aggregate of 10,118,046 ordinary shares at an exercise price of $7.91 per whole share. These warrants expired on July 25, 2025 and were not extended.

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

16. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The components of goodwill as of December 31, 2025 are as follows:

As of December 31, 2025

Enovum Data Centers Corp.	20,145,663
Total goodwill	20,145,663

The Company recorded goodwill in the amount of $20.1 million in connection with its acquisition of the Enovum Data Centers Corp. (“Enovum”) on October 11, 2024. Refer to Note 4. Acquisitions for further information. The Company performed its annual goodwill impairment test as of December 31, 2025 using a qualitative assessment. Based on an evaluation of relevant qualitative factors, management concluded that it is not more likely than not that the fair value of its reporting units is less than their carrying amounts. Accordingly, no goodwill impairment was recognized.

Finite-lived intangible assets

In addition to goodwill, in connection with the acquisition of Enovum, the Company recorded an identified intangible asset, customer relationships, with a definite useful life of 19 years in the amount of $13.5 million. Refer to Note 4. Acquisitions for further information.

The following table presents the Company’s finite-lived intangible assets as of December 31, 2025:

	As of December 31, 2025
	Cost	Accumulated amortization	Net
Customer relationships	13,486,184	(665,610)	12,820,574
Total	13,486,184	(665,610)	12,820,574

The following table presents the Company’s finite-lived intangible assets as of December 31, 2024:

	As of December 31, 2024
	Cost	Accumulated amortization	Net
Customer relationships	13,486,184	(457,454)	13,028,730
Total	13,486,184	(457,454)	13,028,730

The following table presents the Company’s estimated future amortization of finite-lived intangible assets as of December 31, 2025:

2026	$693,325
2027	693,325
2028	693,325
2029	693,325
2030	693,325
Thereafter	9,353,949
Total	$12,820,574

The Company did not identify any impairment of its finite-lived intangible assets for the year ended December 31, 2025.

17. INCOME TAXES

(Loss) income before income taxes is attributable to the following geographic locations for the years ended December 31:

	For the Years Ended December 31,
	2025	2024
Domestic (loss) income before income taxes	$(23,098,896)	$25,002,669
Foreign (loss) income before income taxes	$(63,837,717)	$7,281,308
Total (loss) income before income taxes	$(86,936,613)	$32,283,977

The tax (benefit) expense for income taxes consisted of the following components for the years ended December 31:

	For the Years Ended December 31,
	2025	2024
Current:
Federal	$657,249	$170,366
State	70,145	65,354
Foreign	(186,028)	1,440,523
Total current income taxes	$541,366	$1,676,243
Deferred:
Federal	$(2,431,058)	$-
State	47,302	-
Foreign	(164,565)	2,301,924
Total deferred income taxes	$(2,548,321)	$2,301,924
Total income tax (benefit) provision	$(2,006,955)	$3,978,167

Taxes not based on income are not treated as income tax expense, and excluded from provision for income taxes and the aggregate amounts were not significant for the years ended December 31, 2025 and 2024.

We applied ASU 2023-09 on a prospective basis as discussed in Note 2. Summary of Significant Accounting Policies. Accordingly, the disaggregation of rate reconciliation categories in the table below provides the disclosures required by ASU 2023-09 for the year ended December 31, 2025.

The reconciliation of the U.S. federal statutory income tax rate to the 2025 effective income tax rate was as follows:

	For the Year Ended December 31, 2025
	Amount $	Percentage %
Federal tax at statutory rate	$(18,256,689)	21.0%
Domestic federal
Effect of cross-border tax laws
Global intangible low-taxed income	657,500	(0.8)%
Changes in valuation allowances	2,491,220	(2.9)%
Non-taxable items	(131,834)	0.2%
Other adjustments	60,073	(0.1)%
Domestic state and local income taxes, net of federal effect (1)	117,447	(0.1)%

Foreign tax effects
Canada
Stock-based compensation expense	965,575	(1.1)%
Others	(1,241,178)	1.4%

Singapore
Statutory income tax rate differential	1,650,152	(1.9)%
Non-deductible capital loss	7,551,595	(8.7)%
Others	(538,447)	0.6%

Cayman Islands
Statutory income tax rate differential	1,106,709	(1.3)%
Others	12,071	0.1%

Hong Kong
Statutory income tax rate differential	1,998,584	(2.3)%
Others	1,293,202	(1.5)%

Other foreign jurisdictions	257,065	(0.3)%

Total income tax benefit	$(2,006,955)	2.3%

(1) State taxes in Texas, Nebraska and Pennsylvania contributed to the majority of the tax effect in this category.

Income tax expense for the year ended December 31, 2024 differed from the amounts computed by applying the U.S. federal income rate of 21% to pre-tax income as a result of the following:

2024
US Federal income tax rate	21.0%
Effect of foreign operations taxed at various rates	15.2%
GILTI Inclusion	1.0%
State income taxes, net of federal benefit	0.2%
Reserve on Hong Kong offshore and share-based compensation tax benefits	0.0%
Non-deductible impairment on digital assets	0.0%
Non-taxable capital gain on investments/digital assets	(12.0)%
Non-deductible fixed asset impairment	0.0%
Effect of change in valuation allowance	(14.6)%
Impact from adoption of new accounting standard	1.4%
Withholding tax on intercompany interest	0.0%
Others	0.1%
Effective income tax rate	12.3%

Our accounting policy is to treat any tax on Global Intangible Low-Taxed Income or GILTI inclusions as a current period cost included in the tax expense in the year incurred. We estimate the GILTI inclusion provision will result in no material financial statement impact.

The significant components of deferred income tax assets and liabilities were as follows:

	December 31, 2025	December 31, 2024
Deferred tax assets:
Net operating losses carry forwards	$23,599,256	$18,812,792
Share-based compensation	738,456	1,092,438
Lease liability	1,377,279	2,178,837
Unrealized foreign exchange gain/loss	-	277
Foreign lease	800,677	-
Start-up cost amortization	73,344	-
Accrual expenses	244,231	73,597
Other deferred tax assets	100,980	92,816
Gross deferred tax assets	26,934,223	22,250,757
Less: valuation allowance	(4,763,306)	(2,904,155)
Net deferred tax assets	$22,170,917	$19,346,602

Deferred tax liabilities:
Right of use assets	$(1,781,191)	$(2,572,678)
Basis difference in fixed assets	(17,676,720)	(11,402,585)
Basis difference in digital assets	(289,939)	(8,288,760)
Allowance for bad debt	(228,827)	-
Unrealized foreign exchange differences	(69,159)	-
Prepaid assets	(55,036)	-
Capitalized contract costs	(2,753,633)	-
Cumulative translation adjustment	(57,653)	-
Basis difference in intangible assets	(3,174,107)	(3,403,248)
Gross deferred tax liabilities	(26,086,265)	(25,667,271)
Total net deferred tax liabilities	$(3,915,348)	$(6,320,669)

Our accounting for deferred taxes requires an assessment of the realizability of deferred tax assets in each taxing jurisdiction, based on the weight of available positive and negative evidence. In evaluating the need for a valuation allowance, we considered factors among duration of current and cumulative financial reporting losses, future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in carryback years if carryback is permitted by the tax law, and feasible tax-planning strategies.

Based on this analysis, we concluded that valuation allowances were required in certain jurisdictions. In particular, the operations in the jurisdictions for which a valuation allowance has been recorded have experienced a history of losses as of December 31, 2025 and the Company does not expect material taxable income in the foreseeable future. Accordingly, we do not believe that these operations have established sustained profitability sufficient to support the realization of their deferred tax assets. As a result, a valuation allowance has been recorded to reduce the deferred tax assets to the amounts that are more likely than not to be realized.

As of December 31, 2025, the Company applies a full valuation on the deferred tax assets in Singapore, Hong Kong, Japan and certain entities in Canada.

Changes in the valuation allowance for deferred tax assets for the years ended December 31 are as follows:

	For the Years Ended December 31,
	2025	2024

Beginning balance	$2,904,155	$9,403,958
Current increase	1,859,151	-
Current decrease	-	(6,499,803)
Ending Balance	$4,763,306	$2,904,155

Our net operating loss carryforwards for federal, state and foreign tax purposes which expire, if not utilized, starting at 2035, are outlined below:

Expiration Date (1)	Federal	State	Foreign
2026	-	-	-
2027 to 2030	-	-	-
2031 to 2035	-	-	1,074,393
2036 to 2040	-	14,403,560
2041 to 2045	-	41,632,650	11,987,133
2046 to 2050	-	-	-
2051 to 2055	-	-	-
Indefinite	85,318,547	361,210	15,676,426
	85,318,547	56,397,420	28,737,952

(1)	In certain jurisdictions, the net operating loss carryforwards can only be used to offset a percentage of taxable income in a given year.

A reconciliation of gross unrecognized tax benefits was as follows:

	2025	2024

Unrecognized tax benefits at the beginning and end of the year	$3,196,204	$3,196,204

The amounts of unrecognized tax benefits that would impact the effective tax rate were $3.2 million and $3.2 million as of December 31, 2025 and 2024, respectively. The amounts of interest and penalties recognized during the years ended December 31, 2025 and 2024 were expenses (benefits) of $nil million and $nil million, respectively. Our policy is to include interest and penalties related to unrecognized tax benefits within other expense (income), net.

In the ordinary course of business, the Company is subject to examination by tax authorities in various jurisdictions. With respect to U.S. federal and state income taxes, tax years beginning from on or after December 31, 2020 remain open to examination. For foreign jurisdictions, including but not limited to Singapore, Hong Kong, Canada and Iceland, in which the Company operates, tax years beginning on or after December 31, 2021 remain open to examination through the current year, subject to applicable statutes of limitations. As of the December 31, 2025, the Company is not under audit by any taxing authority in the jurisdiction in which it operates.

We applied ASU 2023-09 on a prospective basis as discussed in Note 2. Summary of Significant Accounting Policies. Accordingly, the income taxes paid/(refund) by jurisdiction (net of refunds received) below provide the disclosures required by ASU 2023-09 for the year ended December 31, 2025:

2025
US federal	$225,000
US states	-
Texas	67,298
Foreign
Iceland	373,182
Total foreign	373,182
Total income taxes paid (net of refund received)	$665,480

On July 4, 2025, President Trump signed into law the reconciliation bill, commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA introduces several changes to U.S. federal income tax law, such as suspending the capitalization and amortization of domestic research and development expenditures and reinstating bonus depreciation. It also modifies the deductions available for net controlled foreign corporation tested income (formerly referred to as “global intangible low-taxed income”) from non-U.S. subsidiaries and changes the limitations on deductible interest. The effective dates of the OBBBA provisions range from 2025 through 2027. We do not expect the OBBBA provisions to have a material impact on our consolidated financial statements.

18. (LOSS) EARNINGS PER SHARE

	2025	2024

Net (loss) income	$(80,316,584)	$28,305,810
Weighted average number of ordinary share outstanding
Basic	257,881,684	140,346,322
Diluted	257,881,684	141,507,497
(Loss) earnings per share
Basic	$(0.31)	$0.20
Diluted	$(0.31)	$0.19

Basic (loss) earnings per share is computed by dividing net (loss) income attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. The computation of diluted net loss per share does not include dilutive ordinary share equivalents in the weighted average shares outstanding, as they would be anti-dilutive.

For the year ended December 31,2025, 112,228 unvested RSUs, 350,000 stock options and 1,000,000 shares of convertible preferred shares were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

For the year ended December 31, 2024, 1,025,968 unvested RSUs, 360,000 stock options and 1,000,000 shares of convertible preferred shares were included in the calculation of diluted earnings per share. The warrants were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

19. SEGMENT REPORTING

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

Colocation services generate revenue by providing customers with physical space, power and cooling within the data center facility. Cost of revenue consists of direct production costs related to our HPC data center services, including electricity costs, lease costs, data center employees’ wage expenses, and other relevant costs but excluding depreciation and amortization.

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

Other than the $20.1 million of goodwill from the Enovum acquisition allocated to the colocation services, the Company does not allocate all assets to the reporting segments as these are managed on an entity-wide basis. Therefore, the Company does not separately disclose the total assets of its reportable operating segments.

All Other revenue is generated from equipment leases with external customers.

The following tables present segment revenue and segment gross profit reviewed by the CODM:

The Year Ended December 31, 2025

	Digital asset mining	Cloud services	Colocation services	ETH staking	Total
Revenue from external customers	$27,349,798	$68,753,609	$8,913,816	$7,046,270	$112,063,493

Reconciliation of revenue
Other revenue (a)					1,496,827
Total consolidated revenue					113,560,320

Less:
Electricity costs	15,971,622	2,433,451	1,438,218	-	19,843,291
Profit sharing fees	3,977,959	-	-	-	3,977,959
Data center lease expense	-	5,410,230	1,025,851	-	6,436,081
GPU lease expense	-	14,741,928	-	-	14,741,928
Wage expense	-	-	406,787	-	406,787
Service costs - ETH staking	-	-	-	298,099	298,099
Third-party customer support fees	-	1,124,902	-	-	1,124,902
Other segment items (b)	2,242,764	2,736,843	579,679	-	5,559,286
Segment gross profit	$5,157,453	$42,306,255	$5,463,281	$6,748,171	$59,675,160

(a)	Other revenue is primarily attributable to equipment leasing revenue and is therefore not included in the total for segment gross profit.

(b)	All amounts included within other segment items are individually insignificant.

The Year Ended December 31, 2024

	Digital asset mining	Cloud services	Colocation services	ETH staking	Total
Revenue from external customers	$58,591,608	$45,727,735	$1,361,241	$1,819,876	$107,500,460

Reconciliation of revenue
Other revenue (a)					550,260
Total consolidated revenue					108,050,720

Less:
Electricity costs	30,598,881	1,007,112	188,559	-	31,794,552
Profit sharing fees	9,175,239	-	-	-	9,175,239
Data center lease expense	-	3,558,987	149,260	-	3,708,247
GPU lease expense	-	13,640,737	-	-	13,640,737
Wage expense	-	-	12,156	-	12,156
Service costs - ETH staking	-	-	-	72,067	72,067
Other segment items (b)	2,532,892	1,301,416	140,526	-	3,974,834
Segment gross profit	$16,284,596	$26,219,483	$870,740	$1,747,809	$45,122,628

(a)	Other revenue is primarily attributable to equipment leasing and is therefore not included in the total for segment gross profit.

(b)	All amounts included within other segment items are individually insignificant.

The following table presents the reconciliation of segment gross profit to net (loss) income before taxes:

	For the Years Ended December 31,
	2025	2024

Segment gross profit	$59,675,160	$45,122,628

Reconciling Items:
Other profit (a)	1,496,827	550,260
Depreciation and amortization expenses	(36,817,348)	(32,311,056)
General and administrative expenses	(80,964,293)	(41,508,279)
(Losses) gains on digital assets	(29,214,789)	55,709,711
Impairment of digital intangible assets	(6,008,004)	-
Net loss from disposal of property, plant and equipment	(907,769)	(859,083)
Other income, net	8,896,140	5,579,796
Gain from sale of investment security	924	-
Interest expense	(3,093,461)	-
Net (loss) income before taxes	$(86,936,613)	$32,283,977

(a)	Other profit is primarily attributable to Equipment Leasing and is therefore not included in the total for segment gross profit.

Long-lived assets consist of property, plant and equipment, operating lease right-of-use assets and finance lease right-of-use assets. The geographic information for long-lived assets as of December 31, 2025 and December 31, 2024 are as follows:

	For the Years Ended
	December 31, 2025	December 31, 2024
United States	$148,209,414	$18,289,197
Iceland	113,516,239	59,766,182
Canada	122,776,181	43,981,419
Singapore	183,466	233,229
Hong Kong	212,338	-
	$384,897,638	$122,270,027

Revenue by geographic location, based on the location where services are provided by the Company to the customer, with no other country individually comprising greater than 10% of total revenue, are as follows:

	For the Years Ended
	December 31, 2025	December 31, 2024
United States	$27,349,798	$58,591,608
Iceland	69,167,349	46,190,366
Canada	8,913,816	1,361,241
Singapore	7,046,270	1,819,876
Other countries	1,083,087	87,629
	$113,560,320	$108,050,720

20. RELATED PARTIES

On December 20, 2024, the Board of Directors declared an eight (8%) percent ($800,000) dividend on the preference shares to Geney Development Ltd. (“Geney”). Erke Huang, our Chief Financial Officer, is the President of Geney and the beneficial owner of 30% of the equity of Geney, with the remaining 70% held by Zhaohui Deng, a director and the Company’s former Chairman of the Board. The Company fully paid the declared dividend in January 2025.

On February 19, 2026, the Board of Directors declared an eight (8%) percent ($800,000) dividend on the preference shares to Geney. The Company fully paid the declared dividend in March 2026.

WhiteFiber AI’s subsidiary, WhiteFiber Iceland ehf, appointed Daniel Jonsson as its part-time Chief Executive Officer starting November 7, 2023, for a six-month term with a three-month probation. After the Initial Term, the employment shall be automatically renewed for successive period(s) of 6 months each, unless agreed otherwise in writing or unless terminated earlier in accordance with the terms of the employment agreement. His compensation includes a monthly salary of $8,334, a $6,440 signing bonus, and eligibility for performance-based RSU. Concurrently, Daniel Jonsson is part of the management team at GreenBlocks ehf which not only provides bitcoin mining hosting services but also benefits from a facility loan agreement extended by Bit Digital USA Inc., an affiliate of WhiteFiber Iceland ehf. Additionally, WhiteFiber Iceland ehf has contracted with GreenBlocks ehf for consulting services pertaining to our high performance computing services in Iceland.

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

In addition, prior to the consummation of the Offering, the Company entered into a transition services agreement (the “Transition Services Agreement”) with WhiteFiber, pursuant to which the Company will provide certain services to WhiteFiber, on a transitional basis which will generally be up to 24 months following the effective date of WhiteFiber’s IPO registration statement. The Transition Services Agreement provides for the performance of certain services by the Company for the benefit of WhiteFiber, or in some cases certain services provided by WhiteFiber for the benefit of the Company, for a limited period of time after the Offering, including certain services provided by Sam Tabar, our Chief Executive Officer, and Erke Huang, our Chief Financial Officer and a Director. During such transition period, Messrs. Tabar and Huang will continue to hold the same position with the Company as well as WhiteFiber. Messrs. Tabar and Huang have committed to provide the requisite time and effort to fulfil their responsibilities as a full-time officer of WhiteFiber, supervising a full staff and are expected to provide certain services, representing not more than approximately 30% of their working time, in respect of the Company’s operations. The services to be provided will include financial reporting, tax, legal, human resources, information technology, insurance and other general and administrative functions. All services are to be provided at cost, except if otherwise agreed to. For the years ended December 31, 2025, the fees payable, by WhiteFiber to Bit Digital are $3,108,146.

Consulting Agreement with Affiliate of Director

On June 18, 2025, the Company entered into a consulting agreement with Serotonin Inc. (“Serotonin”). Amanda Cassatt, a director of the Company, is a principal of Serotonin and has an ownership interest in the entity. Under the consulting agreement, Serotonin provides consulting and advisory services to the Company. The agreement has an initial term of six months, expiring on December 18, 2025, and automatically renews for successive six-month periods unless terminated by either party upon at least thirty (30) days’ prior written notice. The agreement may also be terminated for cause, as defined in the agreement. Pursuant to the agreement, Serotonin assigned to the Company all right, title and interest worldwide in any work product developed in connection with the services. The agreement also contains a non-solicitation provision that remains in effect for one year following termination. The Company pays Serotonin a monthly cash retainer of $30,000 for services provided under the agreement.

Administrative Services Agreement with Affiliate of Management

On December 1, 2025, Financière Marjos SCA, an indirect subsidiary of the Company, entered into an administrative services agreement with Le Square SARL (“Square”). Square is wholly owned by Philippe Gellman, who also serves as the Manager of Financière Marjos, and therefore the agreement constitutes a related party transaction.

Pursuant to the agreement, Square provides administrative support services to Financière Marjos, including coordinating with external advisors, assisting with the preparation and centralization of information for financial reporting and annual closings, supporting the preparation of forecasts and budgets, monitoring relationships with banking institutions, and assisting with the management of disputes and other administrative matters. Square may perform these services directly or in coordination with the executives, employees and service providers of Financière Marjos.

In consideration for the services provided under the agreement, Square receives a monthly fee of €8,000 (inclusive of VAT), invoiced quarterly and payable within thirty days following receipt of the invoice.

The agreement became effective on December 1, 2025 and continues for an indefinite term. The agreement may be terminated by Financière Marjos at any time without prior notice or by Square upon two months’ prior written notice. The agreement also includes customary confidentiality, non-solicitation and non-disparagement provisions.

21. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company from time to time may become involved in legal proceedings in the ordinary course of the Company’s business. The Company may also pursue litigation to assert its legal rights and assets, and such litigation may be costly and divert the efforts and attention of its management and technical personnel, which could adversely affect its business. Due to the uncertainty of litigation and depending on the amount and the timing, an unfavorable resolution of some or all of such matters may materially affect the Company’s business, results of operations, financial position, or cash flows.

Although the Company cannot predict the outcome of legal or other proceedings with certainty, where there is at least a reasonable possibility that a loss may have been incurred, U.S. GAAP requires the Company to disclose an estimate of the reasonably possible loss or range of loss or make a statement that such an estimate cannot be made. The Company follows a thorough process in which it seeks to estimate the reasonably possible loss or range of loss, and only if it is unable to make such an estimate does it conclude and disclose that an estimate cannot be made. Accordingly, unless otherwise indicated below in the Company’s discussion of legal proceedings, a reasonably possible loss or range of loss associated with any individual legal proceeding cannot be estimated.

Bit Digital USA, Inc. v. Blockfusion USA, Inc., C.A. No. N24C-05-306 PRW (CCLD)

On June 3, 2024, the Company filed suit in the Superior Court of the State of Delaware, Complex Commercial Litigation Division, against Blockfusion USA, Inc. (“Blockfusion”), alleging claims for breach of contract and related causes of action arising out of a terminated mining services relationship. The Company initially sought in excess of $4.3 million, including: (i) the return of a $3.75 million investment made under the parties’ Mining Services Agreement; (ii) approximately $576,000 in payments made in reliance on invoices the Company later determined to be fraudulent; and (iii) unpaid late development fees accruing at $9,375 per week. On October 22, 2024, Blockfusion denied the Company’s claims and filed counterclaims for reciprocal breach of contract and related relief. The Company denied Blockfusion’s counterclaims.

Following limited discovery, the Company sought leave to file a Second Amended Complaint asserting additional tort and equitable claims, including fraud-based claims, and adding Blockfusion’s Chief Executive Officer as an individual defendant. On September 19, 2025, Blockfusion moved to dismiss the Second Amended Complaint. The motion to dismiss was directed to certain non-contract claims, including claims sounding in fraud and accounting, and to the claims asserted against the individual defendant, and was based on arguments relating to personal jurisdiction, timeliness, and the sufficiency of the pleadings. The Company filed its opposition to the motion on October 17, 2025, and the Court held a hearing on the motion on January 6, 2026.

Following the hearing, the Court granted the motion to dismiss. The Court dismissed the claims against the individual defendant without prejudice on the ground that it lacked personal jurisdiction, and did not reach the merits of certain substantive issues raised in the motion. The Company’s contract-based claims and related claims for contractual recovery against Blockfusion were not dismissed and remain pending.

The litigation is ongoing and remains in an active pretrial phase. The Company continues to pursue its claims against Blockfusion and is evaluating and pursuing related claims against additional parties in appropriate forums. The Company seeks recovery of its original investment, allegedly improper invoice payments, unpaid contractual amounts, and other damages, and may seek equitable or other relief as the proceedings continue. The aggregate damages sought exceed $5.0 million.

At this time, the Company cannot reasonably estimate a possible loss, range of loss, or expected recovery associated with this litigation.

Contingent Consideration Liabilities

Unifi Transaction

As part of the Unifi Transaction (See Note 4. Acquisition), WhiteFiber may be required to make additional contingent payments to the seller based on the timing and availability of electric service to the property, as follows:

●	A contingent payment of $8 million may become payable if, within two years of the acquisition date, WhiteFiber uses commercially reasonable efforts and obtains from the local energy provider an Electric Service Agreement for at least 99 megawatts (MW), or if the property otherwise receives 99MW of power within that timeframe.

●	If an Electric Service Agreement for at least 99MW is provided, or the property receives 99MW of power within three years, WhiteFiber may instead be required to make a contingent payment of $5 million.

●	If an Electric Service Agreement is provided, or the property receives more than 99MW of power within four years, WhiteFiber may be required to make an additional payment of $200,000 per MW in excess of 99MW, up to a maximum of $5 million.

As at December 31,2025, WhiteFiber has not received an Electric Service Agreement of more than 99 MW. As a result no contingent payment is payable at year end.

Royal Bank of Canada Facility Agreement

On June 18, 2025, WhiteFiber entered into a definitive credit agreement with the Royal Bank of Canada (“RBC”), to finance its data center business. The credit agreement provides for an aggregate amount of up to approximately USD $43.8 million of financing. The agreement is non-recourse and comprised of three separate facilities:

●	Non-revolving three year lease facility in the amount of $18.5 million. The lease facility provides for straight-line amortization of six years and capital moratorium of six months after disbursement is complete.

●	Non-revolving term loan facility in the amount of $19.6 million to refinance WhiteFiber’s purchase of the real-estate and building for a build-to-suit 5MW (gross) Tier-3 data center in Montreal Canada. Payment of principal and interest is due 30 days after drawdown and is repayable in full on the last day of the three-year term.

●	Revolver by way of letters of credit and letters of guaranty with fees to be determined on a transaction-by-transaction basis. This facility will be available for the 36-month term in the amount of $5.8 million.

WhiteFiber agreed to certain financial covenants that are not yet in effect. The facilities have not yet been authorized for use by the lender, as certain conditions precedent have not yet been satisfied. Accordingly, no amounts were drawn, and no borrowings were available under the facility as of the reporting date.

Electric Service Agreement with Duke Energy

An existing Electric Service Agreement (“ESA”) with Duke Energy Carolinas, LLC (“Duke Energy”) for the provision of electric power to the facility located at 805 Island Drive, Madison, North Carolina was assigned to WhiteFiber’s wholly owned subsidiary, Enovum NC-1 Bidco LLC, from Unifi as of August 4, 2025.

The ESA establishes a minimum monthly bill for electric service, based on Duke Energy’s Rate of $8,754, irrespective of actual usage levels. In addition to standard service, Duke Energy has installed and maintains “Extra Facilities” (including overhead lines, substations, transformers, breakers, and metering equipment). The cost of these Extra Facilities totals approximately $1,137,975, for which WhiteFiber pays a monthly facilities charge of $11,405.

The ESA represents a continuing commitment to purchase power at or above the established minimum levels throughout the contract term. As such, WhiteFiber is obligated to pay the minimum monthly charges regardless of operational activity.

Under the termination clause, either party may cancel the ESA with at least 60 days’ written notice. In the event of early termination, WhiteFiber remains liable for all amounts due under the ESA through the termination date and may incur additional charges associated with the Extra Facilities if service is discontinued prior to the expiration of the facilities term.

As of December 31, 2025, management has no present intention to reduce operations at Madison or terminate the ESA. Accordingly, no liability has been recognized in the financial statements in connection with the ESA.

22. DISPOSITION OF BIT DIGITAL INVESTMENT MANAGEMENT LIMITED AND BIT DIGITAL INNOVATION MASTER FUND SPC LIMITED

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

23. SUBSEQUENT EVENTS

At the market offering

Subsequent to December 31, 2025, the Company sold 2,372,035 ordinary shares for aggregate proceeds of approximately $4.2 million pursuant to the at-the-market offering agreement with H.C. Wainwright & Co., LLC. The Company received net proceeds of $4.1 million, net of offering costs.

2031 Convertible notes

On January 26, 2026, WhiteFiber issued $230.0 million aggregate principal amount of 4.50% convertible senior and unsecured notes due 2031 (the “Notes”), including the full exercise of the initial purchasers’ $20.0 million over-allotment option, resulting in net proceeds of approximately $102.5 million after deducting the Zero Strike Call Premium, initial purchasers’ discounts and estimated offering expenses. Interest is payable semiannually in arrears beginning on August 1, 2026. The Notes will mature on February 1, 2031, unless earlier converted, redeemed or repurchased in accordance with their terms.

Noteholders may convert their Notes at their option prior to the close of business on the second scheduled trading day immediately preceding the maturity date. The conversion rate is initially 38.5981 ordinary shares per $1,000 principal amount of the Notes (equivalent to an initial conversion price of approximately $25.91 per ordinary share). The conversion rate is subject to customary adjustments upon the occurrence of certain events, such as the interest make-whole conversion rate adjustment, or conversion upon a make-whole fundamental change, as described in the Indenture.

On February 6, 2029, and if WhiteFiber undergoes a “Fundamental Change” (as defined in the Indenture) occurs, then, subject to certain conditions as set forth in the Indenture, noteholders may require WhiteFiber to repurchase their Notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the relevant repurchase date.

WhiteFiber may redeem the Notes on or after February 6, 2029 and prior to the 41st scheduled trading day immediately preceding the maturity date, subject to specified share price conditions (as defined in the Indenture). WhiteFiber may also redeem the Notes, subject to certain conditions, upon the occurrence of certain changes to the laws, rules or regulations (as defined in the Indenture). The redemption price is equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

The Indenture contains customary covenants, including that upon certain events of default either the trustee or the holders of at least 25% in aggregate principal amount of the outstanding Notes may declare the Notes to be due and payable.

Zero-Strike Call Option Transaction

In connection with the issuance of the Notes, WhiteFiber entered into a zero-strike call option transaction (“Zero-Strike Call Option”) to purchase an option to call for approximately 5.9 million ordinary shares of WhiteFiber for approximately $120 million in January 2026. The economic substance of the Zero-Strike Call Option is the same as a traditional physical settled forward repurchase contract.

The issuance of Notes, and the purchase of the Zero-Strike Call Option transaction occurred subsequent to December 31, 2025, and will be reflected in WhiteFiber’s financial statements beginning in the first quarter of 2026.

Iceland Facility Agreement

Subsequent to December 31, 2025, on March 25, 2026, WhiteFiber Iceland ehf. (the “Borrower”), a subsidiary of WhiteFiber, entered into a secured term loan facility agreement (the “Facility”) with Landsbankinn hf , which provides for borrowings of up to $20 million. The obligations under the Facility are guaranteed by WhiteFiber, Inc. and WhiteFiber AI, Inc. (collectively, the “Guarantors”).

Borrowings under the Facility bear interest at a floating rate per annum equal to the sum of (i) three month CME Term SOFR (or any successor benchmark), and (ii) an applicable margin of 4.25% per annum. The base interest rate is subject to a floor of 0%, such that it will not be less than zero.

The Facility has an initial maturity of two years from the date of the agreement, with the option to extend the maturity up to an additional two years, for a maximum term of four years, subject to the terms and conditions of the agreement.

Principal repayments are required to be made in quarterly installments commencing three months after the initial drawdown date, with all remaining outstanding amounts due at the maturity date.

The Facility is secured by first-ranking security over (i) 100% of WhiteFiber’s shareholding in WhiteFiber Iceland ehf., (ii) designated assets (including GPU servers, CPU servers, IB switches and equipment accessories) at the date of the agreement, and (iii) material assets acquired thereafter (to be secured within 60 days), in each case until all obligations are fully satisfied. The Facility also includes customary events of default, the occurrence of which could result in the acceleration of amounts outstanding.

The Facility may be drawn in multiple tranches during an availability period, with up to two drawdowns permitted and a minimum draw amount of $5 million per draw. Any undrawn commitments are canceled at the end of the availability period. As of the issuance date of the financial statements, WhiteFiber has not yet drawn on the Facility.

In connection with the entry into the Facility, the Borrower is required to pay an arrangement fee to the lender. The Facility also includes customary financial maintenance covenants, including leverage, equity, and loan to value ratios.

The Facility permits voluntary prepayments, subject in certain cases to prepayment fees, and includes mandatory prepayment provisions in connection with specified events, including certain asset disposals and insurance proceeds, all as set out in the facility agreement.

This transaction represents a nonrecognized subsequent event. Accordingly, the accompanying consolidated financial statements as of and for the year ended December 31, 2025 do not reflect the execution of the Facility or any borrowings thereunder.

Forward Looking Statements

The discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included elsewhere in this report. Except for the statements of historical fact, this report contains “forward-looking information” and “forward-looking statements reflecting our current expectations that involve risks and uncertainties (collectively, “forward-looking information”) that is based on expectations, estimates and projections as at the date of this report. Actual results and the timing of events in this report includes information about hash rate expansion, diversification of operations, potential further improvements to profitability and efficiency across mining operations, potential for the Company’s long-term growth, and the business goals and objectives of the Company. Factors that could cause actual results, performance or achievements to differ materially from those discussed in our such forward-looking statements as a result of many factors, including, but not limited to: volatility in ETH and BTC prices; risks of ETH staking and related activities; dependence on access to low cost electricity and hosting; our ability to purchase GPUs on a timely basis to service our HPC customers; supply chain disruptions may have a material adverse effect on the Company’s performance; volume of transaction activity; further improvements to profitability and efficiency may not be realized; the digital currency market; the Company may not be able to profitably liquidate its current digital currency inventory, or at all; a decline in digital currency prices may have a significant negative impact on the Company’s operations; the volatility of digital currency prices; issues in the development and use of AI; regulations on cybersecurity that target digital assets and AI, and governmental regulations and other legal obligations and other legal obligations related to cybersecurity data privacy, data protection and information security, and other related risks as more fully set forth under “Risk Factors” and elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2025 and other documents disclosed under the Company’s filings at www.sec.gov.

Notwithstanding the fact that Bit Digital Inc. has not conducted operations in the PRC since September 30, 2021 we have disclosed under Risk Factors in this Annual Report on Form 10-K for the year ended December 31,2025: “We may be subject to fines and penalties for any noncompliance with or any liabilities in our former business in China in a certain period from now on.” Although the statute of limitations for non-compliance by our former business in the PRC is generally two years and the Company has been out of the PRC, for more than two years, the authority may still find its prior bitcoin mining operations involved a threat to financial security. In such event, the two-year period would be extended to five years.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025. The assessment was based on criteria established in the framework Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2025.

Our independent registered public accounting firm, Audit Alliance LLP, has issued an audit report on management’s assessment of internal control over financial reporting as of December 31, 2025. The report of Audit Alliance LLP is included below under the heading “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting”.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the shareholders and board of directors of Bit Digital, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Bit Digital, Inc. and its subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control —Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of December 31, 2025 and 2024 and for each of the three years in the period ended December 31, 2025, of the Company and our report dated March 27, 2026 expressed an unqualified opinion thereon.

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

March 27, 2026

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

Name	Age	Position
Sam Tabar	53	Chief Executive Officer
Erke Huang	37	Chief Financial Officer and Director
Justin Zhu	45	Senior Vice President of Finance and Principal Financial Officer
Zhaohui Deng (1)(2)(3)	57	Independent Director
Ichi Shih (1)(2)(3)	55	Independent Director
Brock Pierce (1)(2)(3)	45	Independent Director
Amanda Cassatt	35	Director

(1)	Member of the Compensation Committee with Zhaohui Deng as Chairman.

(2)	Member of the Nominating and Corporate Governance Committee with Zhaohui Deng as Chairman.

(3)	Member of the Audit Committee with Ichi Shih as Chairwoman and Audit Committee Financial Expert.

The following pages set forth the names of directors, their respective principal occupations, positions with the Company, and brief employment history of the past five years, including the names of other publicly held companies of which each serves or has served as a director during the past five years:

Sam Tabar

Mr. Sam Tabar served as Chief Strategy Officer from March 31, 2021 to March 31, 2023 when he was appointed Chief Executive Officer of Bit Digital. Mr. Tabar has also served as Chief Executive Officer of WhiteFiber since February 2025. Mr. Tabar was an independent contractor for Centerboard Securities LLC, as a FINRA registered representative, from June 2020 until his resignation on March 31, 2023. Prior thereto, Mr. Tabar served as the Co-Founder and Chief Strategy Officer of Fluidity from April 2017 to June 2020. Prior to this, he served as a Partner to FullCycle Fund from December 2015 to April 2017. Prior to this, he served as Director and Head of Capital Strategy (Asia Pacific Region) for Bank of America Merrill Lynch from February 2010 to January 2013. Prior to this, he was Co-Head of Marketing at Sparx Group from March 2003 to 2011. Prior to this, he was an associate at Skadden, Arps, Meagher, Flom LLP & Affiliates from May 2001 to March 2004. Mr. Tabar received his Bachelor of Arts from Oxford University in 2000 and received his Master of Law (LL.M.) from Columbia University School of Law in 2001. He was associate editor of the Columbia Law Business Law Journal in 2000, and is a current member of the New York State Bar Association.

Erke Huang

Mr. Huang has served as Chief Financial Officer and as a Director of the Company since October 18, 2019, and as Interim Chief Executive Officer from February 2, 2021 until March 31, 2021. He has also served as Chief Financial Officer of WhiteFiber since February 2025. Prior thereto, Mr. Huang served as the Co-Founder and Advisor of Long Soar Technology Limited from August 2019 to October 2020 and as the Founder/CEO of Bitotem Investment Management Limited from May 2018. From June 2016 to May 2018, Mr. Huang served as the Investment Manager of Guojin Capital. From August 2015 to May 2016, Mr. Huang served as an Analyst for Zhengshi Capital. Mr. Huang served as a Program Officer of Southwest Jiaotong University from February 2015 to August 2015. From March 2013 to November 2014, Mr. Huang served as the Tower Structure Analyst of Crowncastle International. Mr. Huang received his bachelor’s degree in Environmental Engineering from Southwest Jiaotong University in 2011, and received his master’s degree in Civil & Environmental Engineering from Carnegie Mellon University in 2012.

Justin Zhu

Mr. Zhu has served as Senior Vice President of Finance of the Company since July 2021, and, effective as of July 2025, he was also appointed as Principal Financial Officer and Chief Accounting Officer of Bit Digital. He has been instrumental in building the finance and accounting functions to support the Company’s growth, successfully establishing an experienced team, and implementing crucial processes, reporting tools, and internal controls. Notably, he enhanced internal controls and introduced a cloud-based ERP system to streamline operations internationally. Currently, he supervises all financial operations, including SEC reporting, technical accounting, and SOX compliance. He regularly engages with the audit committee, providing updates on financial reporting and internal control matters. Prior to Bit Digital, he was a Senior Manager at Ernst & Young US LLP (2015-2021) and started his career at PricewaterhouseCoopers, LLP (2012-2015), focusing on public company audits. Mr. Zhu holds a Bachelor of Business (Honors) in Accountancy and a Master of Science in Accounting from Baruch College. He is a Certified Public Accountant (CPA).

Zhaohui Deng

Mr. Deng was elected to serve as a director of the Company at the September 4, 2020 Annual General Meeting and was elected Chairman of the Board on January 19, 2021. Effective December 9 2025, Mr. Deng transitioned from Chairman of the Board to an independent director. From 1995 to 2010, he worked as the board secretary and Vice President of Hunan Jinguo Industrial Co., Ltd. From 2011 until now, he has been working as a private investor and serves as private counsel for several listed companies in the PRC. He holds a bachelor’s degree in Accounting from Hengyang Industrial College China.

Ichi Shih

Ms. Ichi Shih was elected to serve as a director of the Company at the September 4, 2020 Annual General Meeting. She has also served as an independent director of WhiteFiber since October 10, 2024. She has extensive experience building and advising corporations through internal financial management, M&A transactions, and capital market transaction across several global regions. From 1995 to 1998, Ms. Ichi Shih worked as an Equity Lending Assistant of Societe Générale in New York. From 1998 to 1999, she worked as a Financial Analyst of Goldman Sachs & Co. in New York. From 2003 to 2007, she worked as Senior Associate of Westminster Securities in New York. From 2007 to 2009, she worked as Vice President of Brean Murray Caret in New York. From 2009 to 2011, she worked as CFO of China Valves Technologies in both Hongkong and U.S. From 2012 to 2014, she worked as Senior Vice President of Glory Sky Group in Hong Kong. In 2015, she worked as Listing Advisor of Nasdaq Dubai in Dubai and Shanghai. From 2016 to 2017, she worked as CFO of Cubetech Global Assets in Beijing. From 2017 to 2018, she worked as CFO of ProMed Clinical Research Organization Inc. in Beijing. Since 2018, she has worked as a Partner of Cathay Securities Inc. in Beijing and New York. Ms. Ichi Shih received her Bachelor’s degree in Accounting and International Business from Stern School of Business at New York University in 1995 and Master’s degree in International Finance and Business from School of International and Public Affairs at Columbia University in 2002. Ms. Ichi Shih holds a CPA Certificate from American Institute of Certified Public Accountants.

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

Amanda Cassatt

On December 9, 2025, Ms. Amanda Cassatt was elected to the Board for a one-year term, commencing January 1, 2026. Ms. Cassatt is a leader in crypto and decentralizing technology. She is Co-Founder and Chief Executive Officer, since July 2019, of Serotonin Inc,. a services company for institutions and startups in the blockchain and crypto industry. Serotonin provides consulting services to the Company, including narrative and thesis development for Ethereum; social media strategy and execution and public relations strategy and execution. Prior thereto, Ms. Cassatt was Chief Marketing Officer of ConsenSys from August 2016 until July 2019. There, she built and led marketing and design functions, introducing Ethereum and decentralized technology to the world. From 2014 until 2015, Ms. Cassett was Co-Founder and Editorial Director at Slant, New York. Prior to Slant, Ms. Cassatt was employed by the Huffington Post where she served as Special Projects Editor. Ms. Cassatt has a BA in English from Columba University.

Terms of Directors and Officers

Our officers are elected by and serve at the discretion of the Board. Our directors are not subject to a set term of office and hold office until the next general meeting (unless re-appointed by ordinary resolution at such annual general meeting) or such time as they resign, are removed from office by ordinary resolution or otherwise ceases to be eligible to be a director of the Company pursuant to our A&R M&A. A director will be removed from office automatically if, among other things, the director becomes bankrupt or makes any arrangement or composition with his creditors generally or is found to be or becomes of unsound mind.

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

Composition of Board; Risk Oversight

The Bit Digital Board of Directors consists of five directors. There are no family relationships between any of our executive officers and directors. Our Board holds meetings on at least a quarterly basis. There are no arrangements or understandings pursuant to which our directors are selected or nominated.

There is no formal requirement under the Amended and Restated Memorandum and Articles of Association (“A&R M&A”) mandating that we hold an annual general meeting, however, we do hold annual general meetings.

The Board also dedicates time to review and consider the relevant risks that need to be addressed at the time of any Board meeting. In addition to the full Board, the Audit Committee plays an important role in the oversight of our risk management processes, as well as assessing our major financial risk exposures. The Compensation Committee is charged with reviewing our compensation policies and practices and confirming that they do not encourage risk taking in a manner that would have a material adverse impact on us. The Nominating and Corporate Governance Committee is responsible for overseeing risks related to our governance processes. Each of the Board’s committees reports its findings to the full Board for consideration.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. The Company was a foreign private issuer in 2024 and became a domestic issuer beginning January 1, 2025, therefore it did not have an obligation to comply with Section 16(a) during the year ended December 31, 2024. During the year ended December 31, 2025, the Company had one late filing of a Form 4 for Justin Zhu as there was a delay in his receiving his SEC filing codes.

Code of Ethics and Business Conduct

We have adopted a Code of Ethics Business Conduct (“Code of Ethics”) that applies to all of our directors, officers and employees, including our chief executive officer and chief financial and accounting officers. Our Code of Ethics is available on our website at https://www.bit-digital.com/investors. Our Code Ethics is a “code of ethics,” as defined in Item 406(b) of Regulation S-K. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our code of ethics on our website. The contents of our website are not incorporated in or otherwise to be regarded as a part of this Annual Report.

Insider Trading Policy and Procedures

The Company has adopted an insider trading policy and related procedures that govern the purchase, sale, and other dispositions of Company securities by directors, officers, and employees. This policy is designed to promote compliance with insider trading laws, rules, and regulations, as well as Nasdaq listing standards. The Company recognizes its obligation to comply with all applicable laws and regulations regarding its own transactions in Company securities. The Company’s insider trading policy has previously been filed as Exhibit 19.1 to this Annual Report.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers for all services rendered in all capacities to us for our fiscal year ended December 31, 2024 and 2025.

SUMMARY COMPENSATION TABLE

Name and Principal position	Year	Salary(6)	Cash Bonus	Stock Award	Stock Based Compensation(6)		Non-Equity Incentive Plan Comp	Paid Deferred Compensation Earnings	All Other Compensation		Total
Sam Tabar, PEO(1)	2024	$500,000	$1,100,000	945,000	$3,222,650	(5)	-	-	-		$4,822,650
	2025	$500,000	$700,000	1,085,000	$2,865,900	(5)	-	-	-		$4,065,900
Erke Huang, CFO and Director(2)(3)(6)	2024	$597,963	$1,100,000	1,045,000	$3,523,650	(5)	-	-	-		$5,221,613
	2025	$598,029	$1,000,000	1,085,000	$2,865,900	(5)	-	-	-		$4,463,929
Justin Zhu, CAO, PFO and Senior VP of Finance (4)	2025	$293,633	$134,750	60,119	$177,088	(8)	-	-	$14,728	(7)	$620,199

(1)	In 2024, Mr. Tabar was awarded 945,000 RSUs pursuant to his compensation arrangement. In 2025, Mr. Tabar was awarded 1,085,000 RSUs pursuant to his compensation arrangement with Bit Digital.

(2)	In connection with the initial public offering of WhiteFiber, Mr. Huang was elected to serve as the Chief Financial Officer of WhiteFiber. In light of his new job responsibilities at WhiteFiber, Mr. Huang resigned as the principal financial officer (PFO) of the Company and transitioned the role of PFO of the Company to Mr. Zhu. However, Mr. Huang retains the title of Chief Financial Officer of the Company, but will not serve as the PFO.

(3)	In 2024, Mr. Huang was awarded 1,045,000 restricted share units (RSUs) pursuant to his compensation agreement. In 2025, Mr. Huang was awarded 1,085,000 RSUs pursuant to his compensation arrangement with Bit Digital.

(4)	On July 25, 2025, the Board of Directors of the Company appointed Justin Zhu, the Company’s current Senior Vice President of Finance, as the Company’s Chief Accounting Officer (“CAO”) and principal financial officer (“PFO”), effective that same date. In connection with his continued role as Senior Vice President of Finance and CAO and PFO of the Company, Mr. Zhu will receive (i) an annual base salary of $300,000 and (ii) restricted share units equal to $150,000, which shall be immediately vested and issued under the Company’s 2025 Omnibus Equity Incentive Plan.

(5)	The “Stock Based Comp” column represents the aggregate grant date fair value for RSUs granted under the Company’s 2021 Second Omnibus Equity Incentive Plan and 2023 Omnibus Equity Incentive Plan during fiscal year 2024 and 2023, computed in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 718 (“ASC 718”). See Note 2 to our consolidated financial statements for details on the assumptions used to determine the grant date fair value of the restricted stock units. As of December 31, 2025, fair value of the vested and issued RSUs, based on the closing price on the vesting date, for Messrs. Huang and Tabar were $2,865,900 and $2,865,900, respectively. As of December 31, 2024, fair value of the vested and issued RSUs, based on the closing price on the vesting date, for Messrs. Huang and Tabar were $3,523,650 and $3,222,650, respectively.

(6)	This table includes that portion of the named executive officer’s base salary pursuant to the named executive officer’s employment agreement with Bit Digital allocated to WhiteFiber by Bit Digital pursuant to the terms and conditions of the Transition Services Agreement entered into in connection with the WhiteFiber IPO and such allocations were reported by WhiteFiber in its Annual Report on Form 10-K.

(7)	The amount reported in this column reflects 401(k) Plan matching contributions of $14,000 and fringe benefit of $728 for Mr. Zhu.

(8)	The “Stock Based Comp” column represents the aggregate grant date fair value for RSUs granted under the Company’s 2021 Second Omnibus Equity Incentive Plan and 2023 Omnibus Equity Incentive Plan during fiscal year 2024 and 2023, computed in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 718 (“ASC 718”). See Note 2 to our consolidated financial statements for details on the assumptions used to determine the grant date fair value of the restricted stock units. As of December 31, 2025, fair value of the vested and issued RSUs, based on the closing price on the vesting date, for Mr. Zhu was $177,088. This amount includes the fair value of the vested RSUs issued in 2024 of $27,088. This amount excludes the fair value of the issued and vested RSUs in 2025 by WhiteFiber for services provided by Mr. Zhu to WhiteFiber.

Narrative Disclosure to the Summary Compensation Table

There are no arrangements or plans in which we provide pension, retirement or similar benefits for executive officers.

Potential Payments upon Termination or Change in Control

Employment Agreements

Please see the descriptions of the named executive officers’ employment agreements above under “Narrative Disclosure to Summary Compensation Table-Employment Agreements.”

2025 Plan

Generally under the 2025 Plan, and subject to limited exceptions, if Bit Digital undergoes certain corporate transactions such as a merger, consolidation, or a sale of substantially all of the Bit Digital ordinary shares, all outstanding awards under the 2025 Plan will be addressed as follows: unless the surviving company assumes or replaces an outstanding award with an equivalent award, unvested awards will be canceled at the time the transaction closes (unless the committee under the 2025 Plan chooses to accelerate vesting). With respect to vested awards, the committee under the 2025 Plan may either (1) allow participants to exercise vested options and stock appreciate rights (“SARs”) within a reasonable period before the transaction closes, with any unexercised options or SARs canceled upon closing, or (ii) cancel all such vested awards in exchange for a payment of cash, securities or other payment equal to the value the participant would have received had the awards been settled or exercised immediately before closing (net of any applicable exercise price).

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2025.

		Option Awards				Stock Awards
	Grant	Number of Securities Underlying Unexercised Options		Option Exercise	Option Expiration	No. of Shares or Units of Stock that Have Not	Market Value of Shares or Units of Stock that Have Not	Equity Incentive Plan Awards: No. of Unearned Shares, Units or Other Rights That Have Not	Equity Incentive Plan Awards: Market Value of Unearned Shares, Units or Other Rights That Have Not
Name	Date	Exercisable	Un-exercisable	Price ($)	Date	Vested	Vested ($)	Vested	Vested
Sam Tabar						-	-	-	-
Erke Huang						-	-	-	-
Justin Zhu	3/16/2024					3,125	5,906	-	-

Employment Agreements

Erke Huang

On October 28, 2022, the Company and Erke Huang entered into an employment agreement, as amended on March 10, 2023, pursuant to which Mr. Huang’s base salary as Chief Financial Officer was increased to $600,000. The agreement is for a term of two (2) years and will renew automatically for one-year terms when not terminated by either party. Mr. Huang is eligible for bonuses as determined by the Board and eligible to participate in equity incentive plans of the Company. The Company shall also reimburse Mr. Huang for reasonable and approved expenses incurred by him in connection with the performance of his duties under his employment agreement. Mr. Huang is subject to a one-year non-competition and non-solicitation covenant from the date of termination of employment for any reason. The Company and Mr. Huang also entered into a director agreement on October 28, 2022, pursuant to which the Company agreed to pay Mr. Huang one thousand (US$1,000) dollars per quarter for serving on the Board. The Company shall also reimburse Mr. Huang for reasonable and approved expenses incurred by him in connection with the performance of his duties under his director agreement. Under the director agreement, Mr. Huang is subject to a one-year non-competition covenant and a three-year non-solicitation covenant. Mr. Huang has no family relationship with any of the executive officers of the Company.

Bit Digital may terminate Mr. Huang without cause, at any time, upon one month’s prior written notice. Upon termination without cause, Bit Digital shall provide: (1) a cash payment equal to one month’s then base salary: (2) a pro-rated amount of his target annual bonus for the year immediately preceding such termination; (3) payment of premiums for the next 12 months under Bit Digital’s Health Plans: and (4) immediate vesting of 100% of then outstanding equity awards.

In the event Mr. Huang’s employment is terminated by Bit Digital or a successor upon a merger, consolidation or sale of substantially all the assets of Bit Digital he shall be entitled to: (1) a cash payment equal to one month’s then base salary: (2) a pro-rated amount of his target annual bonus fort the year immediately preceding such termination: (3) payment of premiums for the next 12 months under Bit Digital’s Health Plans; and (4) immediate vesting of 100% of then outstanding equity awards.

Mr. Huang may terminate his employment at any time with one-month’s prior written notice to Bit Digital if (1) there is a material reduction in Mr. Huang’s authority, duties and responsibilities, or (2) there is a material reduction in Mr. Huang’s annual salary. Upon Mr. Huang’s termination of employment due to either of the above reasons, Bit Digital shall provide compensation to Mr. Huang equivalent to one month of base salary that he is entitled to immediately prior to such termination. In addition, Mr. Huang may resign prior to the expiration of the agreement if such resignation is approved by the Board of Directors of Bit Digital or an alternative arrangement with respect to employment is agreed to by the Board of Directors.

Sam Tabar

Mr. Tabar has been employed under a two-year Employment Agreement, effective March 31, 2021. Pursuant to Amendment No. 2 to the Employment Agreement dated as of March 14, 2023, Bit Digital extended the term of the Employment Agreement until March 31, 2025. The term of employment was deemed automatically renewed and extended on March 31, 2025 upon the same terms and conditions for a period of one year through March 31, 2026. Mr. Tabar is being compensated at the rate of $500,000 per annum and is entitled to receive Bit Digital RSUs based on performance determined by the Board of Directors of Bit Digital. Mr. Tabar is eligible for a cash bonus each calendar year based upon a bonus program established by the Board of Directors of Bit Digital, will be reimbursed for reasonable business expenses, be reimbursed for the cost of a life insurance policy having a face amount of $2,000,000 and be eligible to participate in welfare plans reasonably acceptable to him.

The agreement provides that Bit Digital could not terminate the agreement anytime before the second anniversary of the March 31, 2023 amendment (i.e. before March 31, 2025), except for Cause (as defined in the Employment Agreement). In the event that Mr. Tabar’s employment was terminated by Bit Digital without Cause commencing two years from the date of the March 31, 2023 amendment (i.e. after March 31, 2025), or at any time by Mr. Tabar for Good Reason (as defined in the Employment Agreement), or as a result of expiration of the Employment Period (as defined in the Employment Agreement) by reason of Bit Digital’s issuance of a Non-Renewal Notice (as defined in the Employment Agreement), Bit Digital was required to pay and/or provide Mr. Tabar with a single lump sum cash amount on the next regularly scheduled payroll date following his date of termination, in an amount equal to the number of years employed by Bit Digital (or fraction thereof) plus two multiplied by one month of Base Salary with a minimum of six months Base Salary at all times during the Employment Period.

If any of the payments or benefits provided or to be provided to Mr. Tabar constitute parachute payments within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended, and will subject him to the excise tax imposed under Section 4999 of the Code, then Bit Digital shall pay Mr. Tabar a gross-up payment equal to the sum of the excise tax payable by Mr. Tabar, plus the amount necessary to put him in the same after tax position (taking into account any and all applicable federal, state, local and foreign income, employment and taxes (including the excise tax and any income and employment taxes imposed on the gross-up payment)) that he would have been in if he had not incurred any tax liability under section 4999 of the Code.

Mr. Tabar has agreed to hold, both during and after the termination or expiry of his employment agreement, in strict confidence and not to use, except as required in the performance of his duties in connection with the employment or pursuant to applicable law, any of our confidential information or trade secrets, any confidential information or trade secrets of our clients or prospective clients, or the confidential or proprietary information of any third party received by us and for which we have confidential obligations. Mr. Tabar has also agreed to assign all right, title and interest (including but not limited to patents and trademarks) in all inventions and designs which he conceives, develops or reduces to practice during his employment with the Company.

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

On March 25, 2026, Bit Digital and Mr. Tabar entered into Amendment No. 3 to the Employment Agreement. Pursuant to Amendment No. 3, the term of Mr. Tabar's employment has been extended until March 31, 2027. The term of employment shall, for additional one year terms beginning on March 25, 2026, be deemed automatically renewed and extended upon the same terms and conditions, unless either party provides written notice of its intention not to renew at least ninety (90) calendar days prior to the expiration of the then-current term.

Justin Zhu

On May 14, 2021, the Company and Justin Zhu entered into an Offer Letter pursuant to which the Company paid Mr. Zhu an annual base salary of $200,000 for serving as Vice President of Finance of the Company. In connection with a his appointment as the Company’s Chief Accounting Officer (“CAO”) and Principal Financial Officer (“PFO”), effective as of July 25, 2025, Mr. Zhu’s annual base salary was increased to $300,000 and he was awarded restricted share units equal to $150,000, which immediately vested and were issued under the Company’s 2025 Omnibus Equity Incentive Plan Mr. Zhu is eligible for a discretionary bonus as determined by the Board and eligible to participate in equity incentive plans of the Company. Mr. Zhu has no family relationship with any of the executive officers of the Company.

In connection with Mr. Zhu’s appointment as CAO and PFO of the Company, the Company and Mr. Zhu entered into an Indemnification Agreement. Mr. Zhu shall be entitled to the rights of indemnification if he is, or is threatened to be made, a party to or participant in any proceeding (as defined in the Indemnification Agreement) and he shall be indemnified against all expenses (as defined in the Indemnification Agreement) judgments, penalties, fines and amounts paid in settlement actually and reasonably incurred by him, or on his behalf, in connection with such proceeding or any claim, issue or matter, provided that Mr. Zhu acted in good faith and in a manner the he reasonably believed to be in or not opposed to the best interests of the Company, and with respect to any criminal proceeding, had no reasonable cause to believe Mr. Zhu’s conduct was unlawful.

Director Compensation

On December 8, 2023 the Company entered into a Director Agreement with Ms. Ichi Shih as an independent director and Chair of the Audit Committee, as well as a member of the Compensation and Nominating and Corporate Governance Committee. Ms. Shih was paid $20,000 per annum on a quarterly basis with a grant of 30,000 Restricted Share Units. The Company entered into a new Director Agreement as of December 8, 2025, with Ms. Shih. The Agreement is for a one-year term, automatically renewable for a one-year period, unless cancelled by either party upon written notice of at least 60 days. Under the current agreement agreed Ms. Shih is being paid $120,000 per annum, paid monthly. The agreement provides for a 12-month non-competition provision from the termination date and three years for non-solicitation from the termination date.

The Company entered into an agreement effective May 1, 2025 to ZhaoHui Deng’s Director Agreement dated September 7, 2020. Under the Agreement, Mr. Deng is being paid a director’s fee of $150,000 paid quarterly. The Agreement provides for a 12-month non-competition provision from the termination date and three years for non-solicitation from the termination date. On December 9, 2025, Mr. Deng transitioned from Chaiman of the Board to an independent director.

As an independent director, Mr. Pierce, through an entity for which he serves on the Company’s Board, was awarded 20,000 RSUs with immediate vesting pursuant to the Company’s 2021 Omnibus Equity Incentive Plan. He will be provided with additional compensation for any renewal of at least the initial 20,000 RSUs award. He is eligible for additional compensation, from time to time, at the discretion of the Board. His term was one year and has been renewed for a one-year renewal year by a majority of the shareholders of the Company at each subsequent Annual General Meeting

As recommended by the Company’s Nominating and Corporate Governance Committee, the Company entered into a Director Agreement with Jiashu (Bill) Xiong (“Xiong”), pursuant to which Xiong was elected as a member of the Company’s Board of Directors, effective October 13, 2023. Mr. Xiong On December 7, 2025 Mr. Xiong resigned from the Board of Directors, effective January 1, 2026. For a period of three (3) years from termination of the Director Agreement, Mr. Xiong is prohibited from interfering with the Company’s relationship with or seek to have any employee or customer of the Company leave the Company.

On December 10, 2025, the Company entered into a Director Agreement with Amanda Cassatt, pursuant to which Ms. Cassatt has served as a director of the Company since January 1, 2026 and received a grant of $200,000 in value of 84,388 Restricted Share Units (“RSUs”), effective the effective date of this Director Agreement, pursuant to the Bit Digital 2025 Omnibus Equity Incentive Plan (the “Plan”), vesting 50% upon the date of grant, 25% three months thereafter and 25% six months following the date of grant. The Director and the Company agree that all RSUs were issued to Mango Sticky Rice Limited, an entity controlled by Ms. Cassatt.

In addition, on June 18, 2025, the Company entered into a Consulting Agreement with Serotonin Inc. Ms. Cassatt is a principal of Serotonin Inc. and has an interest in this arrangement. The Consulting Agreement is for a six-month term expiring December 18, 2025, and is automatically renewable for additional consecutive six (6) month terms unless terminated by either party on at least 30 days’ prior written notice. The agreement is also terminable for cause (as defined in the Consulting Agreement). Serotonin assigned to the Company all right, title and interest worldwide to all work product (as defined in the Consulting Agreement). The agreement includes a non-solicitation provision for one-year following termination. The Company is paying Serotonin Inc. a monthly cash retainer fee of $30,000.

The Company shall also reimburse each director for reasonable and approved expenses incurred by him or her in connection with the performance of their duties under the director agreements.

There have been no other transactions in the past two years to which the Company or any of its subsidiaries was or is to be a party, in which each independent director had, or will have, a direct or indirect material interest.

Director Compensation Table — Fiscal Year 2025

The following table sets forth compensation paid by Bit Digital to members who served on the Bit Digital Board of Directors during fiscal 2025.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	All Other Compensation		Total ($)
Erke Huang(2)	4,000	-	-	-		4,000

Zhaohui Deng	101,333	-	-	-		101,333

Ichi Shih	26,452	-	-	-		26,452

Brock Pierce	-	112,800	-	-		112,800

Jiashu (Bill) Xiong	4,000	-	-	-		4,000

Amanda Cassatt	-	200,000	-	207,143	(3)	407,143

(1)	The “Stock Awards” column represents the aggregate grant date fair value for RSUs granted under Bit Digital’s equity incentive plans during fiscal year 2025, computed in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 718 (“ASC 718”). See Note 2 to Bit Digital’s combined financial statements for details on the assumptions used to determine the grant date fair value of these awards.

(2)	See “2025 Compensation of Named Executive Officers” for information concerning all compensation paid to Mr. Huang as Chief Financial Officer of Bit Digital.

(3)	The “All Other Compensation” column represents the consulting fees to Serotonin Inc. in 2025 pursuant to the Consulting Agreement dated June 18, 2025. Ms. Cassatt is a principal of Serotonin Inc. and has an interest in this arrangement.

Omnibus Equity Incentive Plans

Share-based compensation such as restricted stock units (“RSUs”), incentive and non-statutory stock options, restricted shares, share appreciation rights and share payments may be granted to any directors, employees and consultants of the Company or affiliated companies under the 2025 Omnibus Equity Incentive Plan (“2025 Plan”). There are 8,000,000 ordinary shares reserved for issue under the Company’s 2025 Omnibus Equity Incentive Plan, under which 6,501,843 RSUs have been granted as of December 31, 2025.

Employees, directors and consultants that provide services to the Company or one of its subsidiaries may be selected to receive awards under the 2025 Plan. The Compensation Committee will administer the 2025 Plan and has broad authority to:

●	select participants and determine the types of awards that they are to receive;

●	determine the number of shares that are to be subject to awards and the terms and conditions of awards, including the price (if any) to be paid for the shares or the award and establish the vesting conditions (if applicable) of such shares or awards;

●	cancel, modify or waive the Company’s rights with respect to, or modify, discontinue, suspend or terminate any or all outstanding awards, subject to any required consents;

●	construe and interpret the terms of the 2025 Plan and any agreements relating to the 2025 Plan;

●	accelerate or extend the vesting or exercisability or extend the term of any or all outstanding awards subject to any required consent;

●	subject to the other provisions of the 2025 Plan, make certain adjustments to an outstanding award and authorize the termination, conversion, substitution or succession of an award; and

●	allow the purchase price of an award or Ordinary Shares to be paid in the form of cash, by the delivery of previously-owned Ordinary Shares or by a reduction of the number of shares deliverable pursuant to the award, by services rendered by the recipient of the award, by notice and third party payment or cashless exercise on such terms as the administrator may authorize or any other form permitted by law.

A total of 8,000,000 of the Company’s Ordinary Shares were initially authorized for issuance with respect to awards granted under the 2025 Plan. Any shares subject to awards that are not paid, delivered or exercised before they expire or are canceled or terminated, fail to vest will become available for other award grants under the 2025 Plan. Shares used to pay the purchase or exercise price of awards or related tax withholding obligations will not be available for other award grants under the 2025 Plan.

Awards under the 2025 Plan may be in the form of incentive or non-statutory share options, share appreciation rights, share bonuses, restricted shares, RSUs and other forms of awards including cash awards. Awards under the 2025 Plan generally will not be transferable other than by will or the laws of descent and distribution, except that the 2025 Plan administrator may authorize certain transfers.

Share options and share appreciation rights may not be granted at prices below the fair market value of the Company’s Ordinary Shares on the date of grant. Options intended to qualify as incentive share options must have an exercise price that is at least equal to the fair market value of the Company’s Ordinary Shares on the date of grant (or 110% of the fair market value of the Company’s Ordinary Shares for incentive share option grants to any 10% owner of the Company’s Ordinary Shares). The maximum term of share options and share appreciation rights granted under the 2025 Plan is 10 years (or five years for incentive share option grants to any 10% owner of the Company’s Ordinary Shares). These and other awards may also be issued solely or in part for services. Awards are generally paid in the Company’s Ordinary Shares or in cash. The 2025 Plan administrator may provide for the deferred payment of awards and may determine the terms applicable to deferrals.

As is customary in incentive plans of this nature, the number and type of shares available under the 2025 Plan and any outstanding awards, as well as the exercise or purchase prices of awards, will be subject to adjustment in the event of certain reorganizations, mergers, combinations, recapitalizations, share splits, share dividends or other similar events that affect the Company’s Ordinary Shares. In no case (except due to an adjustment referred to above or any repricing that may be approved by the shareholders) will any adjustment be made to a share option or share appreciation right award under the 2025 Plan (by amendment, cancellation and regrant or other means) that would constitute a repricing of the per-share exercise or base price of the award.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of ordinary shares as of March 24, 2026, for each of the following persons.

●	each director and executive officer and all directors and executive offers as a group; and

●	each person who is known by us to own beneficially five percent or more of our Ordinary Shares.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder’s name. Voting power represents the combined voting power of Ordinary Shares and Preference Shares owned beneficially by such person. The holders of our Ordinary Shares are entitled to one vote per share, on all matters. The holders of our Preference Shares each have 50 votes per Preference Share. The percentage of class beneficially owned set forth below is based on 326,577,219 Ordinary Shares issued and outstanding on March 24, 2026. We calculated beneficial ownership according to Rule 13d-3 of the Securities Exchange Act of 1934, as amended as of that date (the “Exchange Act”). Ordinary Shares issuable upon exercise of options, warrants or RSUs or Preference Shares that are exercisable or convertible within 60 days of March 24, 2026 are included as beneficially owned by the holder, but not deemed outstanding for computing the percentage of any other Stockholder for Percentage of Ordinary Shares or Preference Shares Beneficially Owned immediately. Beneficial ownership generally includes voting and dispositive power with respect to securities. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole dispositive power with respect to all shares beneficially owned. None of the shareholders listed in the table are a broker-dealer or an affiliate of a broker-dealer.

Name of Beneficial Owners(1)	Number of Ordinary Shares		Percentage of Class(2)	Number of Preference Shares	Percentage of Class	Voting Power
Directors and Officers:
Erke Huang	1,380,000	(3)	*	300,000	30.0%	4.8%

Zhaohui Deng	700,000	(3)	*	700,000	70.0%	9.7%

Sam Tabar	3,193,089		1.0%			1.0%

Justin Zhu	48,650	(4)	*			*

Ichi Shih	30,000		*			*

Brock Pierce	580,000	(5)	*			*

Amanda Cassatt	84,388	(6)	*			*

All directors and officers as a group (seven individuals)	6,316,127		1.9%	1,000,000	100.0%	14.7%

5% shareholders:
BlackRock, Inc.(7)	25,041,108		7.7%			7.7%
50 Hudson Yards New York, New York 10001

Geney Development Limited(3)	1,000,000			1,000,000	100.0%	13.3%

*	Less than 1% of issued and outstanding shares.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Bit Digital, Inc., 31 Hudson Yards, Floor 11, New York, New York 10001.

(2)	Applicable percentage of voting securities prior to the date of this report is based on 326,577,219 Ordinary Shares outstanding and 1,000,000 Preference Shares, each with fifty (50) votes, or an aggregate of 50,000,000 voting securities as of March 24, 2026, together with securities exercisable or convertible into Ordinary Shares within sixty (60) days as of such date for each shareholder.

(3)	Erke Huang (through Even Green Holdings Limited) and Zhaohui Deng are the beneficial owners of 300,000 and 700,000 Ordinary Shares, respectively, issuable upon the conversion of 1,000,000 Preference Shares owned by Geney Development Limited (“GDL”), a BVI entity, located at 4th Floor Waters Edge Building, Meridian Plaza, Road Town, Tortola VG1110, British Virgin Islands. The Company’s Amended and Restated Articles of Association (the “AOA”), filed in the Cayman Islands on or about April 30, 2021, provides that (i) all Preference Shares are convertible into Ordinary Shares on a one-for-one basis and (ii) for all Company matters requiring the vote of Members by a poll or by proxy, each Preference Share shall carry the equivalent number of votes as 50 Ordinary Shares, or an aggregate of 50,000,000 votes, which are equal to approximately 15.3% of the 326,577,219 issued and outstanding shares as of March 24, 2026 or approximately 13.3% of the Voting Securities, including the Preference Shares.

(4)	Includes 3,125 shares issuable upon vesting of RSUs granted on March 16, 2024 to purchase 25,000 shares vesting in equal quarterly installments for two years.

(5)	Represents 500,000 Ordinary Shares held by Mr. Pierce and 80,000 Ordinary Shares issued under RSUs granted and vested pursuant to the Director Agreement with Percival Services, LLC under which Mr. Pierce is serving on the Company’s Board of Directors.

(6)	These shares are issuable upon vesting of these RSUs issued on December 9, 2025 to Mango Sticky Rice, Limited, a Hong Kong entity of which Amanda Cassatt is a principal. The RSUs were awarded under the Bit Digital 2025 Omnibus Equity Incentive Plan and shall vest fifty (50%) percent upon the date of grant; 25% three months thereafter and 25% six months following the date of grant.

(7)	As disclosed in Schedule 13G filed by BlackRock Inc. on October 17, 2025, various persons have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of the ordinary shares of Bit Digital, Inc. No one person’s interest in the common stock of Bit Digital, Inc. is more than five percent of the total outstanding ordinary shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence

See “Executive Compensation” for information concerning employment agreements entered into with each of the Company’s executive officers: Sam Tabar, Chief Executive Officer; Erke Huang, Chief Financial Officer; and Justin Zhu, CAO, PFO and Senior VP of Finance and director agreements with the directors.

On May 26, 2021, the Company entered into a Share Exchange Agreement (the “SEA”) with Geney Development Limited (“Geney”), a corporation formed under the laws of the British Virgin Islands. Geney is owned seventy (70%) percent by Zhaohui Deng, former Chairman of the Board, a current director of the Company, and thirty (30%) percent beneficially owned by Erke Huang, through his ownership of EveGreen Holdings Limited, the Company’s Chief Financial Officer and a director of the Company. Under the SEA, Geney exchanged 1,000,000 Ordinary Shares for 1,000,000 Preference Shares. Each Preference Share provides for: (i) an eight (8%) percent annual dividend when declared by the Board; (ii) a liquidation preference of $10 per share (an aggregate of $10 million) senior to Ordinary Shares; (iii) converts on a one-for-one basis, subject to a 4.99% blocker; and (iv) fifty (50) votes per Preference Share in order for management to carry out its intended business plan. The Company paid dividends of $800,000 to Geney on February 7, 2023, December 8, 2023, December 20, 2024 and March 11, 2026 for the fiscal years ending December 31, 2022,2023, 2024 and 2025, respectively, pursuant to its 1,000,000 Preferred Shares.

WhiteFiber AI’s subsidiary, WhiteFiber Iceland ehf, appointed Daniel Jonsson as its part-time Chief Executive Officer starting November 7, 2023, for a six-month term with a three-month probation. After the Initial Term, the employment shall be automatically renewed for successive period(s) of 6 months each, unless agreed otherwise in writing or unless terminated earlier in accordance with the terms of the employment agreement. His compensation includes a monthly salary of $8,334, a $6,440 signing bonus, and eligibility for performance-based RSU. Concurrently, Daniel Jonsson is part of the management team at GreenBlocks ehf which not only provides bitcoin mining hosting services but also benefits from a facility loan agreement extended by Bit Digital USA Inc., an affiliate of WhiteFiber Iceland ehf. Additionally, WhiteFiber Iceland ehf has contracted with GreenBlocks ehf for consulting services pertaining to our high performance computing services in Iceland.

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

In addition, prior to the consummation of the Offering, the Company entered into a transition services agreement (the “Transition Services Agreement”) with WhiteFiber, pursuant to which the Company will provide certain services to WhiteFiber, on a transitional basis which will generally be up to 24 months following the effective date of WhiteFiber’s IPO registration statement. The Transition Services Agreement provides for the performance of certain services by the Company for the benefit of WhiteFiber, or in some cases certain services provided by WhiteFiber for the benefit of the Company, for a limited period of time after the Offering, including certain services provided by Sam Tabar, our Chief Executive Officer, and Erke Huang, our Chief Financial Officer and a Director. During such transition period, Messrs. Tabar and Huang will continue to hold the same position with the Company as well as WhiteFiber. Messrs. Tabar and Huang have committed to provide the requisite time and effort to fulfil their responsibilities as a full-time officer of WhiteFiber, supervising a full staff and are expected to provide certain services, representing not more than approximately 30% of their working time, in respect of the Company’s operations. The services to be provided will include financial reporting, tax, legal, human resources, information technology, insurance and other general and administrative functions. All services are to be provided at cost, except if otherwise agreed to. For the years ended December 31, 2025, the fees payable, by WhiteFiber to Bit Digital are $3,108,146.

Consulting Agreement with Affiliate of Director

On June 18, 2025, the Company entered into a consulting agreement with Serotonin Inc. (“Serotonin”). Amanda Cassatt, a director of the Company, is a principal of Serotonin and has an ownership interest in the entity. Under the consulting agreement, Serotonin provides consulting and advisory services to the Company. The agreement has an initial term of six months, expiring on December 18, 2025, and automatically renews for successive six-month periods unless terminated by either party upon at least thirty (30) days’ prior written notice. The agreement may also be terminated for cause, as defined in the agreement. Pursuant to the agreement, Serotonin assigned to the Company all right, title and interest worldwide in any work product developed in connection with the services. The agreement also contains a non-solicitation provision that remains in effect for one year following termination. The Company pays Serotonin a monthly cash retainer of $30,000 for services provided under the agreement.

Administrative Services Agreement with Affiliate of Management

On December 1, 2025, Financière Marjos SCA, an indirect subsidiary of the Company, entered into an administrative services agreement with Le Square SARL (“Square”). Square is wholly owned by Philippe Gellman, who also serves as the Manager of Financière Marjos, and therefore the agreement constitutes a related party transaction.

Pursuant to the agreement, Square provides administrative support services to Financière Marjos, including coordinating with external advisors, assisting with the preparation and centralization of information for financial reporting and annual closings, supporting the preparation of forecasts and budgets, monitoring relationships with banking institutions, and assisting with the management of disputes and other administrative matters. Square may perform these services directly or in coordination with the executives, employees and service providers of Financière Marjos.

In consideration for the services provided under the agreement, Square receives a monthly fee of €8,000 (inclusive of VAT), invoiced quarterly and payable within thirty days following receipt of the invoice.

The agreement became effective on December 1, 2025 and continues for an indefinite term. The agreement may be terminated by Financière Marjos at any time without prior notice or by Square upon two months’ prior written notice. The agreement also includes customary confidentiality, non-solicitation and non-disparagement provisions.

Procedures for Approval of Related Person Transactions

Bit Digital’s board of directors has adopted a written policy on related person transactions. The policy applies to any transaction subject to the requirements of Item 404(a) of Regulation S-K under the Exchange Act in which Bit Digital or a Bit Digital subsidiary is a participant and a related person has a direct or indirect material interest. The policy covers transactions involving Bit Digital or a Bit Digital subsidiary in excess of $120,000 in any year in which any director, director nominee, executive officer or greater than five percent beneficial owner of Bit Digital, or any of their respective immediate family members, has or had a direct or indirect interest, other than solely as a director or less than 10 percent owner, of an entity involved in the transaction. This policy is posted to the corporate governance section of Bit Digital’s website https://www.bit-digital.com/investors. The contents of our website are not incorporated in or otherwise to be regarded as a part of this Annual Report.

Under this policy, the general counsel must advise the Audit Committee of any related person transaction of which he or she becomes aware. The Audit Committee must then either approve or reject the transaction in accordance with the terms of the policy. In the course of making this determination, the Audit Committee will consider all relevant information available to it, including, as appropriate, take into consideration the size of the transaction and the amount payable to the related person; the nature of the interest of the related person in the transaction; whether the transaction may involve a conflict of interest; the purpose, and the potential benefits to Bit Digital, of the transaction; whether the transaction was undertaken in the ordinary course of business; and whether the transaction involved the provision of goods or services to Bit Digital that are available from unaffiliated third parties and, if so, whether the transaction is on terms and made under circumstances that are at least as favorable to WhiteFiber as would be available in comparable transactions with or involving unaffiliated third parties.

Item 14. Principal Accountant Fees and Services

The following table sets forth the aggregate fees by categories specified below in connection with certain professional services rendered by our principal external auditors, for the periods indicated.

	Year-End December 31,
	2025	2024
Audit fees(i)	$242,055	$304,300
Audit related fees(ii)	156,590	$100,560
Tax fees(iii)	-	-
All other fees(iv)	-	-
Total	$398,645	$404,860

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit No.	Description
3(i)	Certificate of Incorporation, as amended(5)
3(ii)	Amended and Restated Memorandum of Association(12)
3(iii)	Amended and Restated Articles of Association(15)
3(iv)	Director’s Certificate dated April 20, 2021 Creating Preference Shares(3)
4	Rights of Ordinary Shareholders(16)
4.1	Indenture, dated October 2, 2025, by and between the Company and U.S. Bank Trust Company, National Association, as Trustee. (22)
4.2	First Supplemental Indenture, dated as of October 2, 2025, between the Company and U.S. Bank Trust Company, National Association, as Trustee. (22)
4.3	Form of 4.00% Convertible Senior Note due 2030. (22)
10.1	Share Exchange Agreement by and between the Company and Geney Development(6)
10.2	Employment Agreement dated as of October 28, 2022 by and between the Registrant and Erke Huang as amended on March 10, 2023(14)
10.3	[Intentionally omitted]
10.4	Independent Director Agreement dated as of December 8, 2025 by and between the Registrant and Ichi Shih*
10.5	Independent Director Agreement dated as of September 7, 2020 by and between the Registrant and Zhaohui (misstated as Chao Hui) Deng(1)
10.6	Employment Agreement dated as of March 31, 2002 by and between the Registrant with Sam Tabar (14) as amended on January 1, 2022 and March 31, 2023
10.7	Amendment No 3 to Employment Agreement between the Registrant with Sam Tabar*
10.8	Employment Agreement dated as of March 31, 2021 by and between the Registrant and Bryan Bullett, as amended as of January 6, 2022(14)
10.10	Confidential Negotiated Separation Agreement and General Release dated as of March 13, 2023 (effective March 31, 2023) by and between the Registrant and Bryan Bullett(16)
10.11	Lease dated March 19, 2020 by and between Bedford Storage Limited Partnership and NWorks Management Corp. (the “Lease”) (24)
10.12	First Amendment dated as of February 1, 2021, Second Amendment dated as of March 25, 2022 and Landlord’s Consent to Assign Lease dated March 12, 2024 (24)
10.13	Share Purchase Agreement dated October 11, 2024, by and among the Sellers, certain affiliates of the Sellers, the Sellers’ Representatives and 16428380 Canada Inc, a wholly-owned subsidiary of the Issuer. The names of the Sellers, affiliates of the Sellers, Sellers’ Representatives, certain other matters and all exhibits and schedules to this Securities Purchase Agreement have been omitted and are available upon request of the SEC (24)
10.14	Agreement of Purchase and Sale of 7330 Trans-Canada Highway, Point-Claire, Quebec, Canada. Schedules have been omitted and are available upon request.(24)
10.15	Agreement of Purchase and Sale, dated as of April 10, 2025, by and between the Company and Unifi Manufacturing, Inc., a wholly owned subsidiary of Unifi, Inc(19)
10.16	Lease Agreement, dated as April 10, 2025, by and among 9523-9984 QUÉBEC INC., EDC SAINT-JÉRÔME LIMITED PARTNERSHIP and Enovum.(20)
10.17	Placement Agency Agreement, dated as of July 14, 2025, by and between the Company and R. Riley Securities.(21)
10.18	Underwriting Agreement, dated as of September 29, 2025, by and among the Company, Barclays, Cantor Fitzgerald and B. Riley(22)
10.19	Director Agreement dated as of December 10, 2025, by and between the Company and Amanda Cassatt.(23)
10.20	Consulting Agreement dated June 18, 2025, by and between the Company and Serotonin Inc.(23)
10.21	Offer Letter Dated May 19, 2021 by and between the Registrant and Justin Zhu.(25)
10.22	Amendment to Offer Letter dated as of July 25, 2025 by and between the Registrant and Justin Zhu.(25)
10.23	Amendment to Real Estate Purchase and Sale Agreement dated as of May 19, 2025, by and between Enovum NC-1 Bidco, LLC and Unifi Manufacturing, Inc (26)
10.24	Section 351 Contribution Agreement, dated July 30, 2025, between WhiteFiber, Inc. and the Company. (27)
10.25	Transition Services Agreement, dated July 30, 2025, between WhiteFiber, Inc. and the Company. (27)
14	Code of Ethics for Officers, Directors and Employees of Bit Digital, Inc.(14)
19	Insider Trading Policy(14)

21	List of subsidiaries of the Registrant*
23.1	Consent of Independent Registered Public Accounting Firm, Audit Alliance LLP*
31.1	PEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	PFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	PEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	PFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
97	Clawback Policy(13)
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed with this report.

(1)	Incorporated by reference to the Registrant’s Form 6-K for September 2020 filed on September 14, 2020.

(2)	Incorporated by reference to the Registrant’s Form 6-K for May 2020 filed on May 28, 2020.

(3)	Incorporated by reference to the Registrant’s Form 6-K for May 2021 filed on May 18, 2021.

(4)	Incorporated by reference to the Registrant’s Form F-1 Registration Statement filed on March 10, 2021.

(5)	Incorporated by reference to the Registrant’s Form F-3 Registration Statement filed on August 30, 2021.

(6)	Incorporated by reference to the Registrant’s Form 6-K for May 2021 filed on May 27, 2021.

(7)	Incorporated by reference to the Registrant’s Form 6-K for September 2021 filed on September 30, 2021.

(8)	Incorporated by reference to the Registrant’s Form 6-K for August 2021 filed on August 31, 2021.

(10)	Incorporated by reference to the Registrant’s Form 20-F for the year ended December 31, 2017 filed on April 30, 2018.

(11)	Incorporated by reference to the Registrant’s Annual Report on Form 20-F for the year ended December 31, 2021, filed with the SEC on April 15, 2022.

(12)	Incorporated by reference to the Registrant’s Proxy Statement on Form 6-K filed with the SEC on June 30, 2022.

(13)	Incorporated by reference to the Registrant’s Form 6-K for November 2023 filed on November 30, 2023.

(14)	Incorporated by reference to the Registrant’s Form 20-F for the year ended December 31, 2022 filed on April 28, 2023.

(15)	Incorporated by reference to the Registrant’s Form 6-K October 2024 filed on October 30, 2024.

(16)	Incorporated by reference to the Registrant’s Annual Report on Form 20-F for the year ended December 31, 2023, filed with the SEC on March 18, 2024. As amended as of January 1, 2022 and March 31, 2023

(17)	Incorporated by reference to the Registrant’s Form 6-K for October 2021 filed on September 30, 2021.

(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on January 6, 2025.

(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on April 16, 2025.

(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on April 15, 2025.

(21)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on July15, 2025.

(22)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on October 2, 2025.

(23)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on December 12, 2025.

(24)	Incorporated by reference to this Registrant’s Annual Report on Form 10-K for the year ended December 31, 2025, filed on March 14, 2025.

(25)	Incorporated by reference to the Registrants Form 8-K filed with the SEC on July 29, 2025.

(26)	Incorporated by reference to the Registrants Form 8-K filed with the SEC on May 23, 2025.

(27)	Incorporated by reference to the Registrants Form 10-Q for the quarter ending June 30, 2026, filed with the SEC on August 14, 2026.

Item 16. Form 10-K Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIT DIGITAL, INC.

Date: March 27, 2026	By:	/s/ Sam Tabar
Sam Tabar
Chief Executive Officer

In accordance with the Exchange Act, this report has been duly signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Sam Tabar	Chief Executive Officer	March 27, 2026
Sam Tabar	(Principal Executive Officer)

/s/ Erke Huang	Chief Financial Officer, Director and Secretary	March 27, 2026
Erke Huang	(Principal Accounting Officer)

/s/ Justin Zhu	Senior Vice President of Finance and	March 27, 2026
Justin Zhu	Chief Accounting Officer (Principal Financial Officer)

/s/ Zhaohui Deng	Director	March 27, 2026
Zhaohui Deng

/s/ Ichi Shih	Director	March 27, 2026
Ichi Shih

/s/ Amanda Cassatt	Director	March 27, 2026
Amanda Cassatt

/s/ Brock Pierce	Director	March 27, 2026
Brock Pierce