Form 10-Q
period 2026-03-31
Bit Digital, Inc
filed 2026-05-15
CIK 1710350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from __________ to __________

Commission file number: 001-38421

BIT DIGITAL, INC.
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1606989
(State or other jurisdiction of Company or organization)	(I.R.S. Employer Identification No.)

31 Hudson Yards, Floor 11, New York, NY	10001
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (212) 463-5121

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Ordinary Shares, $0.01 par value	BTBT	Nasdaq Capital Market

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Applicable only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date: 349,190,420 Ordinary Shares as of May 11, 2026.

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

Item 1. Financial Statements and Supplementary Data

BIT DIGITAL, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2026 and December 31, 2025

(Expressed in US dollars, except for the number of shares)

	March 31,	December 31,
	2026	2025
ASSETS		(audited)
Current Assets
Cash and cash equivalents	$79,529,572	$118,356,299
Restricted cash	4,323,022	3,856,819
Accounts receivable, net	91,724,864	23,921,591
USDC	191,024	484,459
Digital assets	294,996,104	415,734,409
Net investment in lease – current, net	3,897,530	4,260,877
Loans receivable	400,000	400,000
Other current assets, net	24,670,479	26,734,984
Total Current Assets	499,732,595	593,749,438

Non-Current Assets
Deposits for property, plant, and equipment	67,983,795	52,838,419
Property, plant, and equipment, net	451,969,400	360,243,018
Goodwill	19,809,807	20,145,663
Intangible assets, net	12,429,693	12,820,574
Right-of-use assets	30,808,084	24,654,620
Net investment in lease - non-current, net	9,043,622	9,686,949
Investment securities	56,008,172	69,120,771
Deferred tax assets	4,537,209	2,579,034
Other non-current assets, net	28,362,375	28,579,646
Total Non-Current Assets	680,952,157	580,668,694

Total Assets	$1,180,684,752	$1,174,418,132

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$8,798,632	$8,874,530
Current portion of deferred revenue	18,730,619	7,997,054
Current portion of lease liabilities	18,375,500	18,460,194
Income tax payable	788,157	1,546,876
Other payables and accrued liabilities	31,853,843	56,067,289
Total Current Liabilities	78,546,751	92,945,943

Non-Current Liabilities
Non-current portion of deferred revenue	125,776,956	71,554,398
Non-current portion of lease liability	11,307,912	5,415,458
Convertible notes payable, net	334,189,318	110,290,945
Derivative liability	10,008,000	19,260,000
Deferred tax liabilities	12,170,831	9,690,586
Total Non-Current Liabilities	493,453,017	216,211,387

Total Liabilities	571,999,768	309,157,330

Commitments and Contingencies – Note 21

Bit Digital Shareholders’ Equity
Preferred shares, $0.01 par value, 10,000,000 and 10,000,000 shares authorized, 1,000,000 and 1,000,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	9,050,000	9,050,000
Ordinary shares, $0.01 par value, 1,000,000,000 and 1,000,000,000 shares authorized, 331,564,720 and 324,322,214 shares issued, 331,434,734 and 324,192,228 shares outstanding as of March 31, 2026 and December 31, 2025, respectively	3,315,647	3,243,222
Treasury stock, at cost, 129,986 and 129,986 shares as of March 31, 2026 and December 31, 2025, respectively	(1,171,679)	(1,171,679)
Additional paid-in capital	783,877,580	890,067,907
Accumulated deficit	(325,995,279)	(178,526,245)
Accumulated other comprehensive income	130,640	1,330,666
Total Bit Digital Shareholders’ Equity	469,206,909	723,993,871
Non-controlling Interests	139,478,075	141,266,931
Total Equity	608,684,984	865,260,802
Total Liabilities and Equity	$1,180,684,752	$1,174,418,132

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIT DIGITAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2026 and 2025

(Expressed in US dollars, except for the number of shares)

	For the Three Months Ended March 31,
	2026	2025

Revenues
Digital asset mining	$3,704,796	$7,776,963
Cloud services	16,766,543	14,842,286
Colocation services	4,773,550	1,644,663
ETH staking	2,296,509	560,641
Other	383,358	280,567
Total revenues	27,924,756	25,105,120

Operating costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown below)
Digital asset mining	(3,251,499)	(6,123,889)
Cloud services	(6,779,283)	(6,088,000)
Colocation services	(1,952,783)	(545,836)
ETH staking	(121,334)	(32,568)
Depreciation and amortization expenses	(10,035,581)	(7,241,989)
General and administrative expenses	(27,627,296)	(8,235,923)
Losses on digital assets	(121,070,273)	(49,205,227)
Total operating expenses	(170,838,049)	(77,473,432)

Loss from operations	(142,913,293)	(52,368,312)

Net gain (loss) from disposal of property, plant and equipment	1,821,729	(333,620)
Change in fair value of derivative liability	9,252,000	-
Interest expense	(5,084,978)	-
Other expense, net	(12,933,246)	(4,337,997)
Total other expense, net	(6,944,495)	(4,671,617)

Loss before income taxes	(149,857,788)	(57,039,929)

Income tax expenses	(421,523)	(671,716)
Net loss	$(150,279,311)	$(57,711,645)
Net loss attributable to noncontrolling interest	(3,610,275)	-
Net loss attributable to Bit Digital shareholders	$(146,669,036)	$(57,711,645)

Weighted average number of ordinary share outstanding
Basic	325,638,843	181,413,307
Diluted	325,638,843	181,413,307

Loss per share
Basic	$(0.45)	$(0.32)
Diluted	$(0.45)	$(0.32)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIT DIGITAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE LOSS

For the Three Months Ended March 31, 2026 and 2025

(Expressed in US dollars, except for the number of shares)

	For the Three Months Ended March 31,
	2026	2025

Net loss	$(150,279,311)	$(57,711,645)

Other comprehensive loss
Foreign currency translation adjustments	(1,200,026)	(504,670)
Comprehensive loss	(151,479,337)	(58,216,315)
Comprehensive loss attributable to noncontrolling interests	(4,186,396)	-
Comprehensive loss attributable to Bit Digital shareholders	$(147,292,941)	$(58,216,315)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIT DIGITAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three Months Ended March 31, 2026 and 2025

(Expressed in U.S. dollars, except for the number of shares)

	Preferred Shares		Common Shares		Treasury			Additional paid-in	Retained Earnings (Accumulated	Accumulated other comprehensive	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Par Value	Shares	Amount		capital	deficit)	(loss) income	interest	Equity
Balance, December 31, 2024	1,000,000	$9,050,000	179,125,205	$1,792,548	(129,986)		$(1,171,679)	$553,583,437	$(98,209,661)	$(1,565,496)	$-	$463,479,149
Share-based compensation expense	-	-	-	-	-		-	219,255	-	-	-	219,255
Issuance of ordinary shares/At-the-market offering, net of offering costs	-	-	3,149,887	31,499	-		-	10,145,739	-	-	-	10,177,238
Share-based compensation in connection with issuance of ordinary shares to employees	-	-	21,250	216	-		-	48,050	-	-	-	48,266
Share-based compensation in connection with issuance of ordinary shares to consultants	-	-	450,000	4,500	-		-	1,638,000	-	-	-	1,642,500
Share-based compensation in connection with issuance of ordinary shares to director	-	-	20,000	200	-		-	67,600	-	-	-	67,800
Other comprehensive loss	-	-	-	-	-		-	-	-	(504,670)	-	(504,670)
Net loss	-	-	-	-	-		-	-	(57,711,645)	-	-	(57,711,645)
Balance, March 31, 2025	1,000,000	$9,050,000	182,766,342	$1,828,963	(129,986)		$(1,171,679)	$565,702,081	$(155,921,308)	$(2,070,166)	$-	$417,417,891

Balance, December 31, 2025	1,000,000	$9,050,000	324,192,228	$3,243,222	(129,986)		$(1,171,679)	$890,067,907	$(178,526,243)	$1,330,666	$141,266,931	$865,260,802
Share-based compensation expense	-	-	-	-	-		-	4,139,486	-	-	-	4,139,486
Issuance of common stock/At-the-market offering, net of offering costs	-	-	2,372,035	23,720	-		-	4,083,942	-	-	-	4,107,662
Declaration of dividends to preferred shareholders	-	-	-	-	-		-	-	(800,000)	-	-	(800,000)
Changes in ownership interests in a subsidiary - settlement of subsidiary RSUs	-	-	-	-	-		-	(2,397,540)	-	-	2,397,540	-
Purchase of zero-strike call options in connection with issuance of convertible notes	-	-	-	-	-		-	(119,999,983)	-	-	-	(119,999,983)
Share-based compensation in connection with issuance of ordinary shares to employees	-	-	4,849,374	48,494	-		-	7,933,979	-	-	-	7,982,473
Share-based compensation in connection with issuance of ordinary shares to director	-	-	21,097	211	-		-	49,789	-	-	-	50,000
Other comprehensive loss	-	-	-	-	-		-	-	-	(1,200,026)	(576,121)	(1,776,145)
Net loss	-	-	-	-	-		-	-	(146,669,036)	-	(3,610,275)	(150,279,311)
Balance, March 31, 2026	$1,000,000	$9,050,000	331,434,734	$3,315,647	(129,986)	$$	(1,171,679)	$783,877,580	$(325,995,279)	$130,640	$139,478,075	$608,684,984

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIT DIGITAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2026 and 2025

(Expressed in US dollars)

	For the Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(150,279,311)	$(57,711,645)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expenses	10,035,582	7,241,989
(Gain) loss from disposal of property, plant, and equipment	(1,821,729)	333,620
Amortization of discount on debts issued	1,780,285	-
Losses on digital assets	121,070,273	49,205,227
Share-based compensation expenses	15,303,825	252,390
Changes in fair value of investment securities	13,110,707	4,692,428
Changes in fair value of derivative liability	(9,252,000)	-
Current expected credit losses	(6,834)	-
Digital assets mined	(3,704,796)	(7,776,963)
Digital assets earned from staking	(2,296,509)	(560,641)
Changes in operating assets and liabilities:
Digital assets and stable coins	5,322,412	32,541,117
Right-of-use assets	1,734,125	1,096,155
Deferred revenue	64,978,510	(9,520,254)
Lease liabilities	(1,813,705)	(1,064,735)
Other current assets	1,628,881	(10,690,340)
Other non-current assets	211,855	1,536,347
Accounts receivable	(67,811,934)	2,727,964
Accounts payable	64,314	(917,012)
Other payables and accrued liabilities	(182,813)	4,934,594
Net investment in lease	1,021,232	608,581
Other long-term liabilities	-	(196,343)
Income tax payable	(758,719)	315,419
Deferred tax liabilities	571,510	354,017
Net Cash (Used in) Provided by Operating Activities	(1,094,839)	17,401,915

Cash Flows from Investing Activities:
Purchases of and deposits made for property, plant and equipment	(169,168,417)	(64,961,231)
Proceeds from disposal of property, plant and equipment	26,482,746	-
Net Cash Used in Investing Activities	(142,685,671)	(64,961,231)

Cash Flows from Financing Activities:
Net proceeds from issuance of ordinary shares/At-the-market offering	4,107,662	10,177,238
Net proceeds from issuance of convertible debt	222,118,088	-
Purchase of zero-strike call option in connection with issuance of convertible notes	(119,999,983)	-
Payment of dividends	(800,000)	(800,000)
Repayment of finance lease liabilities	(279,135)	-
Net Cash Provided by Financing Activities	105,146,632	9,377,238

Net decrease in cash, cash equivalents and restricted cash	(38,633,878)	(38,182,078)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	273,354	535,754
Cash, cash equivalents and restricted cash, beginning of period	122,213,118	98,934,127
Cash, cash equivalents and restricted cash, end of period	$83,852,594	$61,287,803

Supplemental Cash Flow Information
Cash paid for income taxes, net of refunds	$696,909	-

Non-cash Transactions of Investing and Financing Activities
Remeasurement of finance lease right-of-use asset and liability	$(30,435)	-
Reclassification of deposits to property and equipment	$6,461,624	80,305,941
Right of use assets exchanged for operating lease liabilities	$8,144,892	1,298,508
Issuance of subsidiary shares to employees in settlement of RSUs	$2,397,540	-
Construction in progress included in other payables and accrued liabilities	$(26,572,117)	-

Reconciliation of cash, cash equivalents and restricted cash

	March 31,	December 31,
	2026	2025
Cash and cash equivalents	$79,529,572	$118,356,299
Restricted cash	4,323,022	3,856,819
Cash, cash equivalents and restricted cash	$83,852,594	$122,213,118

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIT DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

Bit Digital, Inc. (“BTBT” or the “Company”), is a holding company incorporated on February 17, 2017, under the laws of the Cayman Islands. The Company is a Strategic Asset Company (SAC) focused on active participation in Ethereum (ETH) infrastructure while winding down its digital asset mining business. Through our controlling majority equity stake in WhiteFiber Inc. (Nasdaq: WYFI), the Company also engages in high performance computing (“HPC”) business, including cloud services and HPC data center services.

On August 15, 2024, WhiteFiber, Inc. (f/k/a Celer, Inc.) (“WhiteFiber”) was incorporated to support the Company’s generative artificial intelligence (“AI”) workstreams. WhiteFiber was 100% owned by the Company until August 6, 2025 when the Contribution Agreement became effective (See Note 20. Related Parties).

On August 8, 2025, WhiteFiber completed its initial public offering (“IPO”) of its ordinary shares. Prior to the consummation of the IPO, the Company entered into a contribution agreement (the “Contribution Agreement”) with WhiteFiber, pursuant to which the Company contributed (the “Contribution”) its HPC business through the transfer of 100% of the capital shares of its cloud services subsidiary, WhiteFiber AI, Inc. and its wholly-owned subsidiaries WhiteFiber HPC, Inc., WhiteFiber Canada, Inc., WhiteFiber Japan G.K. and WhiteFiber Iceland, ehf, to WhiteFiber in exchange for 27,043,749 ordinary shares of WhiteFiber (the “Reorganization”). Pursuant to the Contribution Agreement, the transfer was accounted for as a common control transaction immediately prior to the IPO. The Contribution became effective on August 6, 2025, when the registration statement on Form S-1, as amended (File No. 333-288650), of WhiteFiber was declared effective by the U.S. Securities and Exchange Commission (the “SEC”). WhiteFiber AI became a wholly-owned subsidiary of WhiteFiber and the Company became the direct shareholder of WhiteFiber after the Reorganization. As of the date of this Form 10-Q, the Company owns approximately 70.1% of WhiteFiber. (See Note 20. Related Parties)

On November 28, 2025, the Company acquired all the shares of Financière Louis David (“FLD”), a France-based company structured as a Société par Actions Simplifiée (SAS), is a holding/management company that primarily engages in business consulting and management advisory activities. FLD is the general partner (associé commandité) of Financière Marjos SCA (“Financière Marjos” or “FM”), a France-based company listed on the Euronext Paris stock exchange (Euronext: FINM), is a holding and investment company that creates, acquires, and manages diverse businesses and provides financial and administrative services through subsidiaries and holdings. FLD holds 15.9% of the shares composing the FM’s share capital. The Company has directly acquired a further 9.1% of the FM’s share capital from three selling shareholders. As a result of the transactions, the Company holds, directly and indirectly, a number of shares representing 25% of the shares of the Financière Marjos. Following the acquisition, FLD was renamed Bit Digital Europe Holding (“BDEH”).

The accompanying unaudited condensed consolidated financial statements reflect the activities of the Company and each of the following entities:

Name	Background		Ownership
Bit Digital USA, Inc. (“BT USA”)	●	A United States company	100% owned by Bit Digital, Inc.
	●	Incorporated on September 1, 2020
	●	Engaged in digital asset mining business

Bit Digital Canada, Inc. (“BT Canada”)	●	A Canadian company	100% owned by Bit Digital, Inc.
	●	Incorporated on February 23, 2021
	●	Engaged in digital asset mining business
	●	Dormant and previously engaged in digital asset mining-related business

Bit Digital Hong Kong Limited (“BT HK”)	●	A Hong Kong company	100% owned by Bit Digital, Inc.
	●	Acquired on April 8, 2020
	●	Dormant and previously engaged in digital asset mining-related business

Bit Digital Strategies Limited	●	A Hong Kong company	100% owned by Bit Digital, Inc.
(“BT Strategies”)	●	Incorporated on June 1, 2021
	●	Engaged in treasury management activities

Bit Digital Singapore Pte. Ltd.	●	A Singapore company	100% owned by Bit Digital, Inc.
(“BT Singapore”)	●	Incorporated on July 1, 2021
	●	Engaged in digital asset staking activities

Bit Digital Europe Holding (formerly known as Financière	●	A France company	100% owned by Bit Digital, Inc.
Louis David (“FLD”))	●	Incorporated on October 18, 2005 Engaged in business consulting and other management consulting services

Financière Marjos SCA (“Financière Marjos” or “FM”)	●	A France company	25% owned by Bit Digital, Inc.
	●	Incorporated on January 1, 2000 Engaged in investment holding and management company

WhiteFiber, Inc. (f/k/a Celer, Inc.)	●	A Cayman Islands exempted company	70.1% owned by Bit Digital, Inc.(1)
(“WhiteFiber”)	●	Incorporated on August 15, 2024
	●	Engaged in HPC business

(1)	Upon the completion of the WhiteFiber IPO on August 8, 2025, Bit Digital owned approximately 71.5% of the ordinary shares of WhiteFiber. As of March 31, 2026, the ownership percentage has decreased to approximately 70.1% as a result of ordinary shares issued upon conversion of WhiteFiber restricted share units.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The interim unaudited condensed consolidated financial statements are prepared and presented in accordance with accounting principles generally accepted in the United States (“US GAAP”).

The unaudited condensed consolidated financial information as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 has been prepared without audit, pursuant to the rules and regulations of the SEC and pursuant to Regulation S-X. Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with US GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim financial information should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended December 31, 2025, which was filed with the SEC on March 27, 2026.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which are necessary for a fair presentation of financial results for the interim periods presented. The Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements have been prepared using the same accounting policies as used in the preparation of the Company’s consolidated financial statements for the year ended December 31, 2025. The results of operations for the three months ended March 31, 2026, and 2025 are not necessarily indicative of the results for the full years.

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

Fair value of the Company’s convertible notes payable is estimated using quoted market prices for the notes in markets that are not considered active, which represent Level 2 measurements within the fair value hierarchy.

Fair value of the embedded conversion feature at issuance of the convertible notes and each reporting period was estimated based on significant inputs that are observable in the market, which represent Level 3 measurements within the fair value hierarchy.

Cash and cash equivalents

Cash includes cash on hand and demand deposits in accounts maintained with commercial banks. The Company considers all highly liquid investment instruments with an original maturity of three months or less from the date of purchase to be cash equivalents.

Restricted cash

Restricted cash represents cash balances that support an outstanding letter of credit to third parties related to security deposits and other purposes and are restricted from withdrawal.

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

In determining the amount of the current expected credit losses, the Company considers historical collection history based on past due status, the current aging of receivables, customer-specific credit risk factors, including their current financial condition, current market conditions, and probable future economic conditions which inform adjustments to historical loss patterns. Credit loss expense, inclusive of credit loss expense on all categories of financial assets, is recorded within General and administrative expenses in the condensed consolidated statements of operations.

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

Below is the roll forward of the balance of deposits for PP&E for the three months ended March 31, 2026 and for the year ended December 31, 2025 respectively.

	March 31,	December 31,
	2026	2025
Opening balance	$52,838,419	$39,059,707
Reclassification to PP&E	(6,461,624)	(138,571,528)
Addition of deposits for PP&E	21,607,000	152,350,240
Ending balance	$67,983,795	$52,838,419

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

Investment securities

As of March 31, 2026 and December 31, 2025, investment securities represent the Company’s investments in three funds, a privately held company via a simple agreement for future equity (“SAFE”), four privately held companies, and a publicly traded company over which the Company neither has control nor significant influence through investments in ordinary shares or preferred shares.

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

Convertible notes payable

The Company accounts for its convertible notes under ASC 470-20, Debt with Conversion and Other Options and ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, depending on the specific terms of the debt agreement.

For convertible notes for which the embedded conversion feature is determined not to be clearly and closely related to the debt host and does not qualify for the scope exception under ASC 815-40, the Company bifurcates the embedded conversion feature and accounts for it separately as a derivative liability. Such derivative liabilities are initially measured at fair value, with subsequent changes in fair value recognized in the condensed consolidated statements of operations. The remaining proceeds are allocated to the debt host, which is recorded as convertible notes, net of debt discount and issuance costs.

For convertible notes for which the embedded conversion feature is determined to be clearly and closely related to the debt host and does qualify for the scope exception under ASC 815-40, the Company records the entire convertible notes at face value net of debt issuance costs.

If any of the conditions to the convertibility of the convertible notes are satisfied, or the convertible notes become due within one year, then the Company may be required under applicable accounting standards to reclassify the carrying value of the convertible senior notes as a current, rather than a long-term liability.

Debt issuance costs related to the convertible notes were capitalized and recorded as a contra-liability and are presented net against the balance of the convertible notes on the condensed consolidated balance sheet. Debt issuance costs consist of underwriting, legal and other direct costs related to the issuance of the convertible notes and are amortized to interest expense over the term of the convertible notes using the effective interest method.

Zero-strike call

The Company accounts for the Zero-strike call option as either equity instruments or liabilities in accordance with ASC 480 and/or derivative liabilities in accordance ASC 815, depending on the specific terms of the agreement. The Company evaluates the terms of such instruments to determine whether they are indexed to the Company’s own stock and qualify for equity classification under ASC 815-40. To the extent these criteria are met, the Zero-strike call option is equity-classified, which is not remeasured each reporting period and is recorded as a reduction to additional paid-in-capital within shareholders’ equity when purchased. The transaction is accounted for separately from the convertible notes and does not impact the accounting for convertible notes.

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

Contract costs

Capitalized contract costs represent the costs directly related and incremental to the origination of new contracts, including commissions that are incurred directly related to obtaining customer contracts. We amortize the deferred contract costs on a straight-line basis over the expected period of benefit. These amounts are included in the accompanying condensed consolidated balance sheets, with the capitalized costs to be amortized to commission expense over the expected period of benefit included in Other current assets and Non-current assets and commission expense payable included in Other current liabilities and Other long-term liabilities.

Deferred revenue

Deferred revenue primarily pertains to prepayments received from customers for services that have not yet commenced as of March 31, 2026. Deferred revenues are recognized as revenue when recognition criteria have been met.

Remaining performance obligation

Remaining performance obligations represent the transaction price of contracts for work that have not yet been performed. The amount represents estimated revenue expected to be recognized in the future related to the unsatisfied portion of the performance obligation.

Cost of revenue

The Company’s cost of revenue consists primarily of (i) direct production costs related to mining operations, including electricity costs, profit-sharing fees/variable performance fees and/or other relevant costs paid to our hosting facilities, (ii) direct production costs related to our cloud services, including electricity costs, data center lease costs, data center employees’ wage expenses and other relevant costs, (iii) direct production costs related to our colocation services, including electricity costs, lease costs, and other relevant costs, and (iv) direct cost related to ETH staking business, including service fees payable to the service provider.

Cost revenue excludes depreciation expenses, which are separately stated in the Company’s condensed consolidated statements of operations.

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

Reclassification

Certain items in the financial statements of the comparative period have been reclassified to conform to the financial statements for the current period. The reclassification has no impact on the total assets and total liabilities as of March 31, 2026 or on the statements of operations for the three months ended March 31, 2026.

Recent accounting pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequences of the change to its consolidated financial statements and assures that there are proper controls in place to ascertain that the Company’s condensed consolidated financial statements properly reflect the change.

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

Disaggregation of revenues

Revenue disaggregated by reportable segment is presented in Note 19. Segment Reporting.

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

The Company’s cloud services revenue has been generated from Iceland. Beginning in March 2026, the Company generated an immaterial amount of revenue in Canada, representing a small portion of total revenue, through services provided to a third-party customer following the deployment of the GPU server in one of its Canadian data centers.

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

Below table presents the Company’s revenues generated from digital asset mining business from Foundry USA Pool by country:

	For the Three Months Ended March 31,
	2026	2025
United States	$3,070,846	$6,402,463
Iceland	633,950	1,374,500
	$3,704,796	$7,776,963

ETH staking business

The Company generates revenue through ETH staking rewards. The Company commenced both native staking business and liquid staking business in 2022. In the first quarter of 2024, the Company terminated its liquid staking business. In July 2025, we resumed liquid staking through Liquid Collective protocol with 5,120 ETH and ceased such activities in October 2025. During the three months ended March 31, 2026, the Company only participated in native staking.

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

As of March 31, 2026 and December 31, 2025, the Company had native staked 96,323 ETH and 138,263 ETH, respectively, on the Ethereum blockchain.

For the three months ended March 31, 2026 and 2025, the Company earned 949.1 ETH valued at $2,296,509 and 211.0 ETH valued at $560,641, respectively, from such staking activities and recognized the ETH staking rewards as revenues.

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

For the three months ended March 31, 2026 and 2025, the Company generated revenues of $nil and $nil, respectively, from the liquid staking.

Contract costs

The Company capitalizes commission expenses directly related to obtaining customer contracts, which would not have been incurred if the contract had not been obtained. As of March 31, 2026, capitalized costs to obtain a contract totaled $24.2 million, and the outstanding commission expense payable was $12.3 million, which is included within Other payables and accrued liabilities. As of December 31, 2025, capitalized costs to obtain a contract totaled $25.2 million, and the outstanding commission expense payable was $13.7 million.

Contract assets

Contract assets primarily consist of revenue allocated to complimentary services provided to customers as part of contractual arrangements. As of March 31, 2026 and December 31, 2025, there were no contract assets.

Contract liabilities

The Company’s contract liabilities consist of deferred revenue and customer deposits. As of March 31, 2026 and December 31, 2025, contract liabilities were $144.5 million and $79.6 million, respectively.

During the three months ended March 31, 2026 and 2025, $0.7 million and $11.1 million, respectively, of the beginning balance of contract liabilities was recognized as revenue.

Remaining performance obligation

The following table presents estimated revenue expected to be recognized in the future related to the unsatisfied portion of the performance obligation as of March 31, 2026:

	2026	2027	2028	2029	2030	Thereafter	Total
Colocation Services	$50,373,785	$89,772,350	$91,227,206	$93,242,351	$93,505,280	$502,833,948	$920,954,920
Other Revenue	968,965	918,966	612,206	266,899	22,574	-	2,789,610
Total contract liabilities	$51,342,750	$90,691,316	$91,839,412	$93,509,250	$93,527,854	$502,833,948	$923,744,530

The amounts presented in the table above exclude variable consideration allocated entirely to wholly unsatisfied performance obligations. Such amounts have been excluded from the disclosure of remaining performance obligations in accordance with ASC 606, as the consideration is not fixed and determinable.

During the three months ended March 31, 2026 and 2025, $5.1 million and $2.0 million, respectively, were recognized as revenue as a result of satisfying performance obligations in previous periods.

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

The acquired set of assets did not meet the definition of a business as defined in ASC 805, Business Combinations, as no substantive processes or employees were acquired. The assets acquired consisted primarily of land, building and related equipment, which are included in Property, plant, and equipment, net on the condensed consolidated balance sheets. The fair value of the tangible assets acquired was estimated to be $45.0 million. No identifiable intangible assets were acquired, no goodwill was recognized, and no liabilities were assumed in connection with the transaction.

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

Through December 31, 2025, the Company recognized approximately $0.2 million of acquisition-related costs within “General and administrative expense” in the consolidated statements of operations. The Company did not recognize additional acquisition-related costs for this acquisition during the period ended March 31, 2026.

5. USDC

	March 31, 2026	December 31, 2025
USDC	$191,024	$484,459

The following table presents additional information about USDC for the three months ended March 31, 2026 and 2025, respectively:

	For the Three Months Ended March 31,
	2026	2025

Opening balance	$484,459	$411,413
Receipt of USDC from sales of other digital assets	276,440	1,223,250
Payment of USDC for other expenses	(569,875)	(598,067)
Ending balance	$191,024	$1,036,596

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

The following table presents the Company’s significant digital assets holdings as of March 31, 2026:

	Quantity	Cost Basis	Fair Value
BTC	1.2	$74,133	$77,577
ETH	140,195.9	428,601,968	294,918,527
Total digital assets held as of March 31, 2026		$428,676,101	$294,996,104

The cost basis is equal to the post-impairment value of all BTC and ETH held as of the adoption of ASU 2023-08 on January 1, 2024. For BTC and ETH earned subsequent to the adoption of ASU 2023-08, the cost basis of the BTC and ETH represents the valuation at the time the Company determined for revenue recognition purposes.

The following table presents a roll-forward of BTC for the three months ended March 31, 2026, based on the fair value model under ASU 2023-08:

Fair value
BTC fair value as of December 31, 2025	$350,026
Receipt of BTC from mining services	3,704,796
Sales of BTC in exchange of cash	(3,353,382)
Sales of BTC in exchange of USDC	(276,440)
Payment of BTC for service charges from mining facilities	(69,980)
Payment of BTC for other expenses	(1,168)
Change in fair value of BTC	(276,275)
BTC fair value as of March 31, 2026	$77,577

For the additions of BTC generated by the Company’s mining business, see Note 3. Revenue from Contracts with Customers.

Bitcoin is sold on a FIFO basis. For the three months ended March 31, 2026, losses from the sales of bitcoin are included in change in fair value of BTC which is included in the consolidated statements of operations under the caption “Losses on digital assets”.

The following table presents a roll-forward of ETH for the three months ended March 31, 2026, based on the fair value model under ASU 2023-08:

Fair value
ETH fair value as of December 31, 2025	$415,384,383
Receipt of ETH from native staking business	2,296,509
Sales of ETH in exchange of cash	(1,967,700)
Change in fair value of ETH	(120,794,665)
ETH fair value as of March 31, 2026	$294,918,527

For the additions of ETH generated by the Company’s ETH staking business, see Note 3. Revenue from Contracts with Customers.

ETH is sold on a FIFO basis. For the three months ended March 31, 2026, losses from the sales of ETH are included in change in fair value of ETH which is included in the consolidated statements of operations under the caption “Losses on digital assets”.

7. OTHER CURRENT ASSETS, NET

Other current assets were comprised of the following:

	March 31, 2026	December 31, 2025
Deposits (a)	$3,779,816	$4,098,610
Prepaid director and officer insurance expenses	2,225	205,200
Prepaid consulting service expenses	747,375	1,570,653
Deposit for lease	89,476	38,841
Deferred contract costs	1,813,390	2,190,966
Prepayment to third parties (b)	9,311,640	8,824,538
Receivable from third parties	4,439,143	5,408,521
Funds held in escrow	4,000,000	4,000,000
Others	501,203	408,044
Less: Current expected credit losses	(13,789)	(10,389)
Total	$24,670,479	$26,734,984

(a)	As of March 31, 2026 and December 31, 2025, the balance of deposits represented the deposits made to our service providers, who paid utility charges in mining facilities on behalf of the Company. The deposits are refundable upon expiration of the agreement.

(b)	The balance of prepayment to third parties primarily consists of the prepayment to our GPU servers leasing partner.

8. LEASES

Lease as Lessee

The Company enters into leases for data center capacity, cloud infrastructure, office space and general and administrative purposes under non-cancelable lease arrangements. These leases, including a data center lease acquired as part of the Enovum acquisition in 2024, generally have terms ranging from approximately 2 to 22 years and may include renewal options, purchase options, or both, depending on the nature of the underlying asset. Certain leases include variable payments based on usage, particularly for cloud services. Variable lease costs are recognized as incurred and are not included in the measurement of the right-of-use assets or lease liabilities.

On April 11, 2025, the Company entered into a data center lease agreement in Saint-Jérôme for its data center colocation services. The initial lease term is for 20 years with two five-year extension options. The transaction also includes a fixed-price purchase option exercisable until December 31, 2025. In December 2025, the Company became reasonably certain to exercise the purchase option and remeasured the lease as a finance lease as of December 1, 2025. As a result of the remeasurement of the lease liability, there was a reduction of approximately $23.5 million to the lease right-of-use assets and lease liabilities. On December 31, 2025, the Company notified the lessor of its intent to exercise the purchase option. The Company had 90 days to complete the purchase, after which the purchase option would expire. The option was exercised on January 14, 2026 and the purchase of MTL-3 was expected to close during the second quarter of 2026. In the first quarter of 2026, the Company remeasured its finance lease liability and right-of-use asset due to a change in the expected closing date of the underlying purchase, which closed on May 8, 2026. As a result, the lease liability increased $30,435, and the right-of-use asset increased $30,435, reflecting the extended term and higher payments. No cash was exchanged in this transaction.

As of March 31, 2026 and December 31, 2025, right-of-use asset and lease liabilities consisted of the following:

	March 31, 2026	December 31, 2025
Operating right-of-use assets	$18,537,889	$12,052,485
Finance right-of-use assets	12,270,195	12,602,135
Total right-of-use-assets	$30,808,084	$24,654,620

Operating lease liabilities	17,235,741	10,964,460
Finance lease liabilities	12,447,671	12,911,192
Total lease liabilities	$29,683,412	$23,875,652

Operating right-of-use assets are recorded net of accumulated amortization of $9.3 million and $7.7 million as of March 31, 2026 and December 31, 2025, respectively.

Finance lease right-of-use assets are recorded net of accumulated amortization of $0.2 million and $0.1 million as of March 31, 2026 and December 31, 2025, respectively.

For the three months ended March 31, 2026 and 2025, the Company’s amortization on the operating lease right-of-use assets totaled $1.8 million and $1.1 million, respectively.

For the three months ended March 31, 2026 the Company’s interest expense and amortization on the finance lease were $155,509 and $152,282, respectively. For the three months ended March 31, 2025, the Company’s interest expense and amortization on the finance lease were $nil.

The following table presents the components of the Company’s lease expense. GPU lease expenses and data center lease expenses related to operational data centers are included in cost of revenue; data center lease expenses incurred during construction and office lease expenses are included in general and administrative expenses:

	For the Three Months Ended March 31,
	2026	2025
Operating lease costs	$5,493,235	$5,088,186
Finance lease costs	307,791	-
Short-term lease costs	74,642	69,048
Sublease income	(6,560)	(6,254)
Total lease costs	$5,869,108	$5,150,980

Additional information regarding the Company’s leasing activities as a lessee is as follows:

	For the Three Months Ended March 31,
	2026	2025
Operating cash outflows from operating leases	$(2,115,674)	$(1,371,364)
Operating cash outflows from finance lease	(155,509)	-
Financing cash outflows from finance lease	(279,135)	-
Weighted average remaining lease term – operating leases	8.6	9.3
Weighted average remaining lease term – finance lease	0.2	-
Weighted average discount rate – operating leases	8.5%	9.2%
Weighted average discount rate – finance leases	5.0%	-

The following table represents our future minimum operating lease payments as of March 31, 2026:

Year	Amount
2026	$5,433,868
2027	4,378,121
2028	2,423,979
2029	2,273,511
2030	2,328,577
Thereafter	5,857,988
Total undiscounted lease payments	22,696,044
Less: present value discount	(5,460,303)
Present value of operating lease liabilities	$17,235,741

The following table represents our future minimum finance lease payments as of March 31, 2026:

Year	Amount
2026	$12,511,937
Total undiscounted lease payments	12,511,937
Less: present value discount	(64,266)
Present value of finance lease liability	$12,447,671

The Company entered into a GPU server lease agreement effective January 2024 for its cloud services designed to support generative AI workstreams. The lease payment depends on the usage of the GPU servers and the Company concludes that the lease payments are variable and will be recognized when they are incurred. For the three months ended March 31, 2026 and 2025, the GPU server lease expense amounted to $3.7 million and $3.7 million, respectively.

Lease as Lessor

The Company enters into sales-type leases for data storage and cloud service equipment. These leases typically have terms ranging from approximately 2 to 6 years.

The Company also enters into sublease arrangements for portions of its leased data center capacity. These subleases generally include fixed payments with automatic renewal options, unless sub-tenant provides at least 90 days’ notice of non-renewal prior to the end of the then-current term.

Lease income from sales-type leases is primarily recognized as interest income over the lease term. The Company’s exposure to credit risk is limited to net investment in leases.

The components of lease income for the sales-type lease were as follows:

	For the Three Months Ended March 31,
	2026	2025
Interest income related to net investment in lease	$383,358	$280,567

Interest income is included in the consolidated statements of operations under the caption “Revenue – Other”.

The components of net investment in sales-type leases were as follows:

	March 31, 2026	December 31, 2025
Net investment in lease - lease payment receivable	$12,941,152	$13,947,826

The following table illustrates the Company’s future minimum receipts for sales-type lease as of March 31, 2026:

Year	Sales-Type Lease
2026	$4,213,772
2027	3,636,831
2028	3,636,831
2029	3,428,121
2030	848,915
Total future minimum receipts	15,764,470
Unearned interest income	(2,789,610)
Less: Current expected credit losses	(33,708)
Net investment in lease, net	$12,941,152

The present value of minimum sales-type receipts of $12.9 million is included in the consolidated balance sheets under the caption “Net investment in lease”.

The following table illustrates the future lease payments to be received from the Company’s sublease tenant as of March 31, 2026 were as follows:

Year	Operating Lease
2026	$19,403
2027	25,871
2028	25,871
2029	25,871
2030	25,871
Thereafter	47,096
Total future receipts	$169,983

9. PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant and equipment, net was comprised of the following:

	March 31, 2026	December 31, 2025
Miners for Bitcoin	$48,785,348	$48,785,348
Cloud service equipment	100,226,239	146,589,318
Colocation service equipment	33,552,061	31,874,970
Purchased and internally developed software	5,775,894	4,633,157
Land	6,449,885	6,510,574
Leasehold improvements	31,296,699	30,088,308
Vehicle	235,576	235,576
Other property and equipment	58,918	36,069

Less: Accumulated depreciation	(68,732,749)	(65,552,951)
	157,647,871	203,200,369
Construction in progress	294,321,529	157,042,649
Property, plant, and equipment, net	$451,969,400	$360,243,018

For the three months ended March 31, 2026 and 2025, depreciation expenses were $9.9 million and $7.1 million, respectively. Construction in progress represents assets received but not placed into service as of March 31, 2026 and December 31, 2025.

During 2024 and 2025, the Company purchased data storage and network equipment that was subsequently derecognized from property, plant and equipment upon entering into sales-type lease arrangements, with the related assets recorded as net investments in leases, totaling approximately $10.6 million and $7.9 million, respectively. No such transactions occurred during 2026.

Disposals of Property, Plant and Equipment

For the three months ended March 31, 2026, the Company sold 126 H200s GPU for a total consideration of approximately $26.1 million. On the date of the transaction, the carrying amount of these GPUs was $24.3 million. The Company recognized a gain of $1.8 million from the sale which was recorded within net gain from disposal of property, plant and equipment. As of the date of this Form 10-Q, the Company has collected the full cash consideration of $26.1 million.

10. INVESTMENT SECURITIES

Investment securities were comprised of the following:

	March 31, 2026	December 31, 2025
Investment in Digital Future Alliance Limited (“DFA”) (a)	$94,534	$94,534
Investment in Nine Blocks Offshore Feeder Fund (“Nine Blocks”) (b)	3,026,715	3,036,434
Investment in Auros Global Limited (c)	1,999,987	1,999,987
Investment in Ingonyama Ltd (d)	100,000	100,000
Investment in Cysic Inc. (e)	100,000	100,000
Investment in a SAFE (f)	1,000,000	1,000,000
Investment in AI Innovation Fund I (“AI fund”) (g)	17,426,600	17,501,600
Investment in Innovation Fund I (“Innovation fund”) (h)	32,180,278	45,206,266
Investment in Odiot Holding (i)	80,058	81,950
Total	$56,008,172	$69,120,771

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

For the three months ended March 31, 2026 and 2025, the Company did not record upward adjustments or downward adjustments on the investment. The Company’s impairment analysis considers both qualitative and quantitative factors that may have a significant effect on the fair value of the equity security. As of March 31, 2026 and December 31, 2025, the Company did not recognize impairment against the investment security.

(b) Investment in Nine Blocks Offshore Feeder Fund (“Nine Blocks”)

On August 1, 2022, the Company entered into a subscription agreement with Nine Blocks for investment of $2.0 million. The investment includes a direct investment into the Nine Blocks Master Fund, a digital assets market neutral fund using basis trading, relative value, and special situations strategies.

As a practical expedient, the Company uses Net Asset Value (“NAV”) or its equivalent to measure the fair value of the investment in the fund. For the three months ended March 31, 2026 and 2025, the Company recorded cumulative downward adjustments of $9,719 and $76,000, respectively, on the investment.

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

For the three months ended March 31, 2026 and 2025, the Company did not record upward adjustments or downward adjustments on the investment. The Company’s impairment analysis considers both qualitative and quantitative factors that may have a significant effect on the fair value of the equity security. As of March 31, 2026 and December 31, 2025, the Company did not recognize impairment against the investment security.

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

For the three months ended March 31, 2026 and 2025, the Company did not record upward adjustments or downward adjustments on the investment. The Company’s impairment analysis considers both qualitative and quantitative factors that may have a significant effect on the fair value of the equity security. As of March 31, 2026 and December 31, 2025, the Company did not recognize impairment against the investment security.

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

For the three months ended March 31, 2026 and 2025, the Company did not record upward adjustments or downward adjustments on the investment. The Company’s impairment analysis considers both qualitative and quantitative factors that may have a significant effect on the fair value of the equity security. As of March 31, 2026 and December 31, 2025, the Company did not recognize impairment against the investment security.

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

On March 31, 2026, the Company performed a qualitative assessment to identify if events or circumstances indicate that the investment is impaired or that an observable price change has occurred. We considered available information about Canopy’s operations and industry conditions. No events or circumstances were identified that would indicate the investment is impaired or that an observable price change occurred. As of March 31, 2026, the investment continues to be reported at its original cost of $1,000,000. For the three months ended March 31, 2026, the Company did not record upward adjustments or downward adjustments on the investment.

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

As a practical expedient, the Company uses Net Asset Value (“NAV”) or its equivalent to measure the fair value of the investment in the fund. For the three months ended March 31, 2026, the Company recorded cumulative downward adjustments of $75,000 in the investment.

(h) Investment in Innovation Fund I (“Innovation fund”)

After the Company disposed its BVI entities for its previous fund operation, the Company no longer consolidates the investment in the fund. As a practical expedient, the Company uses Net Asset Value (“NAV”) or its equivalent to measure the fair value of the investment in the fund.

In March 2025, the Company invested an additional 3,400 ETH into the fund, equivalent to approximately $7.0 million based on the ETH-to-USD exchange rate at the time of investment.

In August 2025, the Company invested an additional 9,000 ETH into the fund, equivalent to approximately $40.6 million based on the ETH-to-USD exchange rate at the time of investment.

For the three months ended March 31, 2026 and 2025, the Company recorded cumulative downward adjustments of $13,025,988 and $4,541,248, respectively, in the investment.

(i) Investment in Odiot Holding (“Odiot Holding”)

In connection with the acquisition of Bit Digital Europe Holding (“BDEH”) on November 28, 2025, the Company acquired an indirect minority equity interest in Odiot Holding, a publicly traded company in France. The Company does not have control or significant influence over Odiot Holding.

Accordingly, the investment is accounted for as an equity security under ASC 321, Investments — Equity Securities, The investment was initially recorded at fair value on the acquisition date and is subsequently measured at fair value using quoted market prices in an active market (Level 1 inputs), with changes in fair value recognized in earnings.

For the three months ended March 31, 2026, the change in the fair value of the investment in Odiot Holding was not material to the condensed consolidated financial statements.

11. OTHER NON-CURRENT ASSETS, NET

Other non-current assets were comprised of the following:

	March 31, 2026	December 31, 2025
Deposits (a)	$5,519,936	$5,170,268
Deferred contract costs	22,365,149	22,969,613
Others	518,812	480,284
Less: Current expected credit losses	(41,522)	(40,519)
Total	$28,362,375	$28,579,646

(a)	As of March 31, 2026 and December 31, 2025, the balance of deposits primarily consisted of the deposits made to a utility company related to our colocation services and to our service providers who paid utility charges in mining facilities on behalf of the Company. The deposits are refundable upon expiration of the agreement.

12. DEBT

2030 Convertible notes

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

The 2030 Notes are senior and unsecured obligations and bear interest at a coupon rate of 4.00% per annum, with interest payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2026. The 2030 Notes will mature on October 1, 2030, unless earlier converted, redeemed or repurchased in accordance with their terms. The unamortized debt issuance costs as of December 31, 2025 was $6.3 million and were reported as a direct deduction from the face amount of the 2030 Notes. While the 2030 Notes bear a 4.00% stated interest rate, the effective interest rate for the notes as of March 31, 2026 was 11.7%, primarily reflecting the accretion of debt issuance costs.

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

The conversion features embedded in the 2030 Notes met the criteria to be bifurcated from the debt host contract under ASC 815 and recognized separately at fair value. The total proceeds received were first allocated to the fair value of the derivative liability, and the remaining proceeds allocated to the host. The host is subsequently measured using the effective interest method, and the derivative liability is measured at fair value, with changes in fair value recorded as derivative gain in the consolidated statements of operations. The estimated fair value of the entire 2030 Notes was determined to be approximately $115.14 million as of March 31, 2026 based on quoted prices in markets that are not active, which is considered a Level 2 valuation input. The 2030 Notes are classified as non-current liabilities as of March 31, 2026.

2031 Convertible notes

On January 26, 2026, WhiteFiber issued $230,000,000 aggregate principal amount of 4.50% convertible senior notes due 2031 (the “2031 Notes”), including the exercise in full by the initial purchasers of the 2031 Notes of their option to purchase up to an additional $20,000,000 principal amount of the 2031 Notes. The 2031 Notes bear interest at a rate of 4.500% per year, payable semiannually in arrears beginning on February 1 and August 1 of each year, beginning on August 1, 2026. The 2031 Notes will mature on February 1, 2031, unless earlier converted, redeemed or repurchased in accordance with their terms. The Notes were issued pursuant to, and are governed by, an indenture (the “Indenture”), dated as of January 26, 2026, between WhiteFiber and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”).

The net proceeds from the 2031 Notes offering, after deducting initial purchasers’ discounts and offering expenses, were approximately $222.1 million, including the proceeds from the exercise in full of initial purchasers’ option to purchase an additional $20.0 million aggregate principal amount of 2031 Notes. The unamortized debt issuance costs as of March 31, 2026 were $7.7 million. WhiteFiber used approximately $120 million of the proceeds of the 2031 Notes offering to enter into a zero-strike call option transaction. The estimated fair value of the 2031 Notes was determined to be approximately $190.60 million as of March 31, 2026 based on quoted prices in markets that are not active, which is considered a Level 2 valuation input. While the 2031 Notes bear a 4.500% fixed interest rate, the effective interest rate for the notes as of March 31, 2026 was 5.37%, primarily reflecting the accretion of debt issuance costs.

Noteholders may convert their 2031 Notes at their option prior to the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion, WhiteFiber will satisfy its conversion obligation by paying or delivering, as the case may be, cash, its ordinary shares, or a combination of cash and ordinary shares, at WhiteFiber’s election, in the manner and subject to the terms and conditions set forth in the Indenture. The conversion rate is initially 38.5981 ordinary shares per $1,000 principal amount of the 2031 Notes (equivalent to an initial conversion price of approximately $25.91 per ordinary share), which represents an approximately 27.50% conversion premium over the last reported sale price of $20.32 per ordinary share on the Nasdaq Capital Market on January 21, 2026. The conversion rate is subject to customary adjustments upon the occurrence of certain events, as described in the Indenture.

On February 6, 2029, and if WhiteFiber undergoes a “Fundamental Change” (as defined in the Indenture), then, subject to certain conditions and except as set forth in the Indenture, noteholders may require WhiteFiber to repurchase for cash all or any portion of their 2031 Notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the relevant repurchase date.

WhiteFiber may not redeem the 2031 Notes prior to February 6, 2029. WhiteFiber may redeem for cash all or any portion of the 2031 Notes, at our option, on or after February 6, 2029 and prior to the 41st scheduled trading day immediately preceding the maturity date, if the last reported sale price of our ordinary shares has been at least 130% of the conversion price for the 2031 Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which WhiteFiber provides notice of optional redemption. However, WhiteFiber may not redeem less than all of the outstanding 2031 Notes at its option unless at least $75.0 million aggregate principal amount of 2031 Notes are outstanding and not called for optional redemption as of the time it sends the related notice of optional redemption (and after giving effect to the delivery of such notice of optional redemption). WhiteFiber may also redeem for cash, in whole but not in part, the 2031 Notes, subject to certain conditions, upon the occurrence of certain changes to the laws, rules or regulations of a relevant taxing jurisdiction (as defined in the Indenture). The redemption price is equal to 100% of the principal amount of the 2031 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

The Indenture contains customary terms and covenants, including certain bankruptcy and insolvency-related events of default, the occurrence of which will result in the outstanding 2031 Notes automatically becoming due and payable, and certain non-bankruptcy and insolvency-related events of default, upon the occurrence of which either the Trustee or the holders of at least 25% in aggregate principal amount of the outstanding 2031 Notes may declare 100% of the principal of, and accrued and unpaid interest, if any, on, all the 2031 Notes to be due and payable.

WhiteFiber accounts for the 2031 Notes as a single instrument. As of March 31, 2026, none of the conditions permitting the holders of the 2031 Notes to convert their notes early had been met, and to require WhiteFiber to repurchase the 2031 Notes for cash. Therefore, the 2031 Notes are classified as long-term.

Zero-Strike Call Option Transaction

In connection with the issuance of the 2031 Notes, WhiteFiber entered into a zero-strike call option transaction (“Zero-Strike Call Option”) with one of the initial purchasers or its affiliate (the “Option Counterparty”). Pursuant to the Call Option Transaction, WhiteFiber paid a premium equal to approximately $120.0 million for the right to receive, without further payment, 5,905,511 ordinary shares (subject to customary adjustment), with delivery thereof by the Option Counterparty at expiry, subject to early settlement of the Zero-Strike Call Option in whole or in part at the Option Counterparty’s discretion. The Zero-Strike Call Option expires on the 40th non-disrupted day (as defined in the Zero-Strike Call Option) following February 1, 2031, or earlier if the Option Counterparty requests early settlement. The settlement method of the Zero-Strike Call Option is physical settlement. WhiteFiber will receive the fixed number of ordinary shares determined at the commencement date of the transaction upon expiration or for the portion thereof being settled early, provided that the Zero-Strike Call Option is exercised. The Zero-Strike Call Option is recognized as permanent equity at its fair value at inception as a reduction to additional paid in capital in the condensed consolidated balance sheet.

The following table summarizes the balances of the convertible notes (in thousands):

	As of March 31, 2026	As of December 31, 2025
2030 Convertible notes	$150,000	$150,000
2031 Convertible notes	230,000	-
Less: unamortized debt discount	(45,811)	(39,709)
Subtotal	334,189	110,291
Less: Current portion	-	-
Convertible notes, net of current portion	$334,189	$110,291

Accrued cumulative interest	$4,773	$1,500

Included in the unamortized debt discount as of March 31, 2026 was approximately $32 million related to the embedded conversion feature of the 2030 Convertible Notes, which was bifurcated and recognized as a derivative liability upon issuance. The derivative liability is subsequently remeasured at fair value at each reporting period, with changes in fair value recognized in earnings. See Note 13. Fair Value of Financial Instruments, for additional information regarding the fair value measurement of the derivative liability.

Iceland Facility Agreement

On March 25, 2026, WhiteFiber Iceland ehf. (the “Borrower”), a subsidiary of WhiteFiber, Inc., entered into a secured term loan facility agreement (the “Facility”) with Landsbankinn hf, which provides for borrowings of up to $20 million. The obligations under the Facility are guaranteed by WhiteFiber, Inc. and WhiteFiber AI, Inc. (collectively, the “Guarantors”).

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

The Facility is secured by first-ranking security over (i) 100% of the Company’s shareholding in WhiteFiber Iceland ehf., (ii) designated assets (including GPU servers, CPU servers, IB switches and equipment accessories) at the date of the agreement, and (iii) material assets acquired thereafter (to be secured within 60 days), in each case until all obligations are fully satisfied. The Facility also includes customary events of default, the occurrence of which could result in the acceleration of amounts outstanding.

The Facility may be drawn in multiple tranches during an availability period, with up to two drawdowns permitted and a minimum draw amount of $5 million per draw. Any undrawn commitments are canceled at the end of the availability period. As of March 31, 2026, the Company had not yet drawn on the Facility. Subsequently, on April 24, 2026, the Company drew down $18 million.

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

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

In connection with the issuance of the 2030 Notes, the Company recognized a derivative liability related to the embedded conversion feature. See Note 12. Debt for further details on the accounting treatment of the 2030 Notes and associated derivative liability.

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

The fair value of the derivative liability was determined using the Black-Scholes model. The model incorporates the following key inputs and assumptions:

	At December 31, 2025	At March 31, 2026
Maturity date	October 1, 2030	October 1, 2030
Debt price	89.65	76.58
Volatility rate	55%	55%
Share price	$1.89	$1.31
Dividend yield	0%	0%
Stock borrow cost	1%	1%
Credit Spread	10.00%	14.50%

The following table provides a roll forward of the aggregate fair values of the derivative liability for the three months ended March 31, 2026 (in thousands):

Embedded Derivative
Balance as of January 1, 2026	$19,260
Change in fair value	(9,252)
Balance as of March 31, 2026	$10,008

14. SHARE-BASED COMPENSATION

Share-based compensation such as restricted stock units (“RSUs”), incentive and non-statutory stock options, restricted shares, share appreciation rights and share payments may be granted to any directors, employees and consultants of the Company or affiliated companies under the 2021 Omnibus Equity Incentive Plan (“2021 Plan”), 2021 Second Omnibus Equity Incentive Plan (“2021 Second Plan”), 2023 Omnibus Equity Incentive Plan (“2023 Plan”), and 2025 Omnibus Equity Incentive Plan (“2025 Plan”) (collectively, “Bit Digital Incentive Plan”). An aggregate of 2,415,293 RSUs were granted under the 2021 Plan and no ordinary shares remain reserved for issuance under the 2021 Plan. There are 5,000,000 ordinary shares reserved for issuance under the Company’s 2021 Second Plan, under which 4,211,372 RSUs and 356,875 share options have been granted as of March 31, 2026. There are 5,000,000 ordinary shares reserved for issuance under the Company’s 2023 Plan, under which 4,215,635 RSUs have been granted as of March 31, 2026. There are 8,000,000 ordinary shares reserved for issuance under the Company’s 2025 Plan, under which 7,850,545 RSUs have been granted as of March 31, 2026.

On February 6, 2025, the Board of Directors of WhiteFiber adopted the 2025 Omnibus Equity Incentive Plan (the “WhiteFiber 2025 Plan”). The WhiteFiber 2025 Plan provides share-based compensation such as restricted stock units (“RSUs”), incentive and non-statutory stock options, restricted shares, share appreciation rights and share payments may be granted to any directors, employees and consultants of the Company or affiliated companies and up to 4,000,000, as amended, ordinary shares. There have been 1,104,569 RSUs granted as of March 31, 2026.

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

Restricted Stock Units (“RSUs”)

As of December 31, 2025, the Company had 112,228 awarded and unvested RSUs.

On February 19, 2026, the Company granted 400,000 RSUs to each of the Company’s Chief Executive Officer and Chief Financial Officer in accordance with their compensation arrangements. All of these RSUs were immediately vested.

On March 25, 2026, the Company granted 750,000 and 150,000 RSUs to the Company’s Chief Financial Officer and Chief Executive Officer, respectively, in accordance with his compensation arrangements. All of these RSUs were immediately vested.

On March 25, 2026, the Company granted 1,094,340 RSUs to employees. All of these RSUs were immediately vested.

As of March 31, 2026, the Company had 111,097 awarded and unvested RSUs.

For the three months ended March 31, 2026 and 2025, the Company recognized share-based compensation expenses of $4,611,248, and $215,798 in connection with the above RSU awards. As of March 31, 2026, the Company had $85,711 unrecognized compensation costs related to unvested RSUs.

Share Options

For the three months ended March 31, 2026 and 2025, the Company did not grant any options.

The Company recognizes compensation expenses related to options on a straight-line basis over the vesting periods. For the three months ended March 31, 2026 and 2025, the Company recognized share-based compensation expenses of $nil and $36,592, respectively. As of March 31, 2026, there were no unrecognized compensation costs related to all outstanding share options.

Other share-based compensation

For the three months ended March 31, 2026 and 2025, the Company recognized share-based compensation expenses of $nil and $1.6 million, respectively for the RSUs issued to consultants under Bit Digital Incentive Plan.

For the three months ended March 31, 2026, the Company granted 75,000 RSUs to a consultant under the 2025 Plan as consideration for service rendered. The RSUs vest upon satisfaction of specified conditions and are expected to vest in May 2026.

For the three months ended March 31, 2026 and 2025, WhiteFiber recognized share-based compensation expenses of $59,460 and $138,013, respectively for the RSUs issued to WhiteFiber employees and directors under the Bit Digital Plan.

For the three months ended March 31, 2026, WhiteFiber granted 152,444 RSUs to consultants under WhiteFiber 2025 Omnibus Equity Incentive Plan as consideration for services rendered. Of these, 139,225 shares were fully vested upon issuance, and the remainder of 13,219 shares will vest in May 2026 for one consultant. WhiteFiber recognized share-based compensation expense of $2,150,510 in connection with these grants.

As of March 31, 2026, WhiteFiber had 263,500 awarded and unvested RSUs.

15. SHARE CAPITAL

Ordinary shares

As of December 31, 2025, there were 324,322,214 ordinary shares issued and 324,192,228 ordinary shares outstanding.

In May 2022, the Company entered into an At-the-Market Offering Agreement with H.C. Wainwright & Co., LLC relating to the Company’s ordinary shares. In accordance with the terms of the sales agreement, the Company may offer and sell ordinary shares having an aggregate offering price of up to $500,000,000. During the three months ended March 31, 2026, the Company sold 2,372,035 ordinary shares for an aggregate purchase price of $4.1 million net of offering costs pursuant to this at-the-market offering.

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

During the three months ended March 31, 2026, 2,870,471 ordinary shares were issued to the Company’s employees, directors, and consultants in settlement of an equal number of fully vested restricted share units awarded to such individuals and companies by the Company pursuant to grants made under the Company’s 2023 Plan and 2025 Plan.

As of March 31, 2026, there were 331,564,720 ordinary shares issued and 331,434,734 ordinary shares outstanding.

Preferred shares

As of March 31, 2026 and December 31, 2025, there were 1,000,000 preferred shares issued and outstanding.

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

Treasury stock

The Company treats ordinary shares withheld for tax purposes on behalf of employees in connection with the vesting of restricted share grants as ordinary share repurchases because they reduce the number of ordinary shares that would have been issued upon vesting. For the three months ended March 31, 2026 and 2025, the Company withheld nil ordinary shares that were surrendered to the Company for withholding taxes related to restricted stock vesting valued at $nil, based on fair value of the withheld shares on the vesting date.

As of March 31, 2026 and December 31, 2025, the Company had treasury stock of $1,171,679 and $1,171,679, respectively.

16. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The components of goodwill as of March 31, 2026 are as follows:

As of March 31, 2026

Enovum Data Centers Corp.	$19,809,807
Total goodwill	$19,809,807

Finite-lived intangible assets

Finite-lived intangible assets consist of customer relationships. Intangible assets with definite lives are amortized over their estimated useful lives.

The following table presents the Company’s finite-lived intangible assets as of March 31, 2026:

	As of March 31, 2026
	Cost	Accumulated amortization	Net
Customer relationships	$13,486,184	$(1,056,491)	$12,429,693
Total	$13,486,184	$(1,056,491)	$12,429,693

The following table presents the Company’s finite-lived intangible assets as of December 31, 2025:

	As of December 31, 2025
	Cost	Accumulated amortization	Net
Customer relationships	$13,486,184	$(665,610)	$12,820,574
Total	$13,486,184	$(665,610)	$12,820,574

The following table presents the Company’s estimated future amortization of finite-lived intangible assets as of March 31, 2026:

2026	$519,994
2027	693,325
2028	693,325
2029	693,325
2030	693,325
Thereafter	9,136,399
Total	$12,429,693

Amortization expense for finite-lived intangible assets for the three months ended March 31, 2026 and March 31, 2025 was $0.2 million and $0.2 million, respectively. The Company did not identify any impairment of its finite-lived intangible assets during the three months ended March 31, 2026.

17. INCOME TAXES

The following table provides details of income taxes:

	For the Three Months Ended March 31,
	2026	2025

Loss before income taxes	$(149,857,788)	$(57,039,929)
Provision for income taxes	$421,523	$671,716
Effective tax rate	(0.3)%	(1.2)%

Our income tax provision was $0.4 million and $0.7 million for the three months ended March 31, 2026 and 2025, respectively. The income tax provision was lower during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to higher pretax loss, geographic mix earning impacts and Net CFC Tested Income or NCTI (a.k.a GILTI) impact. Also, in both periods presented, we were not able to benefit from current year foreign loss before taxes due to foreign valuation allowance from certain foreign operations.

18. LOSS PER SHARE

	For the Three Months Ended March 31,
	2026	2025

Net loss	$(146,669,036)	$(57,711,645)
Weighted average number of ordinary share outstanding
Basic	325,638,843	181,413,307
Diluted	325,638,843	181,413,307

Loss per share
Basic	$(0.45)	$(0.32)
Diluted	$(0.45)	$(0.32)

Basic loss per share is computed by dividing net loss attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. The computation of diluted net loss per share does not include dilutive ordinary share equivalents in the weighted average shares outstanding, as they would be anti-dilutive.

For the three months ended March 31, 2026, 111,097 unvested RSUs, 350,000 stock options and 1,000,000 shares of convertible preferred shares were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

For the three months ended March 31, 2026, approximately 36 million shares of the Company’s ordinary shares issuable upon conversion of the 2030 Notes at a conversion price of $4.16 per share were excluded from the calculation of diluted loss per share because they were anti-dilutive.

For the three months ended March 31, 2025, 1,036,831 unvested RSUs, 360,000 stock options and 1,000,000 shares of convertible preferred shares were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

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

The cloud services segment generates revenue from providing high performance computing services to support generative AI workstreams. Cost of revenue consists of direct production costs, including electricity costs, data center lease expense, GPU servers lease expense, third-party customer support fees and other relevant costs, but excluding depreciation and amortization.

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

Other than the $19.8 million of goodwill from the Enovum acquisition allocated to the colocation services, the Company does not allocate all assets to the reporting segments as these are managed on an entity-wide basis. Therefore, the Company does not separately disclose the total assets of its reportable operating segments.

All Other revenue is generated from equipment leases with external customers.

The following tables present segment revenue and segment gross profit reviewed by the CODM:

Three Months Ended March 31, 2026

	Digital asset mining	Cloud services	Colocation services	ETH staking	Total
Revenue from external customers	$3,704,796	$16,766,543	$4,773,550	$2,296,509	$27,541,398
Intersegment revenue	-	-	8,679	-	8,679
Segment revenue	3,704,796	16,766,543	4,782,229	2,296,509	27,550,077

Reconciliation of revenue
Other revenue (a)			383,358		383,358
Elimination of intersegment revenue					(8,679)
Total consolidated revenue					27,924,756

Less:
Electricity costs	2,205,139	905,552	831,189	-	3,941,880
Profit sharing fees	616,905	-	-	-	616,905
Datacenter lease expense	-	1,395,148	467,177	-	1,862,325
GPU lease expense	-	3,715,232	-	-	3,715,232
Wage expense	-	-	204,911	-	204,911
Service costs - ETH staking	-	-	-	121,334	121,334
Third-party customer support fees	-	147,753	-	-	147,753
Other segment items (b)	429,455	615,598	449,506	-	1,494,559
Intersegment cost of revenue	-	8,679	-	-	8,679
Segment cost of revenue	3,251,499	6,787,962	1,952,783	121,334	12,113,578

Reconciliation of cost of revenue
Elimination of intersegment cost of revenue					(8,679)
Total consolidated cost of revenue					12,104,899

Segment gross profit	$453,297	$9,978,581	$2,829,446	$2,175,175	$15,436,499

(a)	Other revenue is primarily attributable to equipment leasing revenue and is therefore not included in the total for segment gross profit.

(b)	All amounts included within other segment items are individually insignificant.

Three Months Ended March 31, 2025

	Digital asset mining	Cloud services	Colocation services	ETH staking	Total
Revenue from external customers	$7,776,963	$14,842,286	$1,644,663	$560,641	$24,824,553

Reconciliation of revenue
Other revenue (a)					280,567
Total consolidated revenue					25,105,120

Less:
Electricity costs	4,233,082	569,937	223,058	-	5,026,077
Profit sharing fees	1,190,300	-	-	-	1,190,300
Datacenter lease expense	-	1,274,054	-	-	1,274,054
GPU lease expense	-	3,747,386	-	-	3,747,386
Datacenter rent expense	-	-	150,537	-	150,537
Service costs - ETH staking	-	-	-	32,568	32,568
Other segment items (b)	700,507	496,623	172,241	-	1,369,371

Segment gross profit	$1,653,074	$8,754,286	$1,098,827	$528,073	$12,034,260

(a)	Other revenue is primarily attributable to equipment leasing revenue and is therefore not included in the total for segment gross profit.

(b)	All amounts included within other segment items are individually insignificant.

The following table presents the reconciliation of segment gross profit to net (loss) income before taxes:

	For the Three Months Ended March 31,
	2026	2025

Segment gross profit	$15,436,499	$12,034,260

Reconciling Items:
Other profit (a)	383,358	280,567
Depreciation and amortization expenses	(10,035,581)	(7,241,989)
General and administrative expenses	(27,627,296)	(8,235,923)
Losses on digital assets	(121,070,273)	(49,205,227)
Net gain (loss) from disposal of property, plant and equipment	1,821,729	(333,620)
Other expense, net	(3,681,246)	(4,337,997)
Interest expense	(5,084,978)	-
Net loss before taxes	(149,857,788)	(57,039,929)

(a)	Other profit is primarily attributable to equipment leasing and is therefore not included in the total for segment gross profit.

20. RELATED PARTIES

Related-party transactions

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

WhiteFiber AI’s subsidiary, WhiteFiber Iceland ehf, appointed Daniel Jonsson as its part-time Chief Executive Officer starting November 7, 2023, for a six-month term with a three-month probation. After the initial period, the employment shall be automatically renewed for successive period(s) of 6 months each, unless agreed otherwise in writing or unless terminated earlier in accordance with the terms of the employment agreement. His compensation includes a monthly salary of $8,334, a $6,440 signing bonus, and eligibility for performance-based RSU. Prior to February 2026, Daniel Jonsson is part of the management team at GreenBlocks ehf which not only provides bitcoin mining hosting services but also benefits from a facility loan agreement extended by Bit Digital USA Inc., an affiliate of WhiteFiber Iceland ehf. In February 2026, the commercial relationship between Bit Digital USA Inc. and GreenBlocks ehf was terminated. Nonetheless, WhiteFiber Iceland ehf continues to engage GreenBlocks ehf under contract for consulting services pertaining to our high performance computing services in Iceland.

Corporate Restructuring and Capital Contributions

Prior to the consummation of the Offering, the Company entered into a Contribution Agreement with WhiteFiber, pursuant to which the Company contributed its HPC business through the transfer of 100% of the capital shares of its cloud services subsidiary, WhiteFiber AI, Inc. and its wholly-owned subsidiaries WhiteFiber HPC, Inc., WhiteFiber Canada, Inc., WhiteFiber Japan G.K. and WhiteFiber Iceland, ehf, to WhiteFiber in exchange for 27,043,749 ordinary shares of WhiteFiber. The Contribution became effective on August 6, 2025, when the Registration Statement on Form S-1, as amended (File No. No. 333-288650) (the “Registration Statement”), of WhiteFiber was declared effective by the Securities and Exchange Commission.

On August 8, 2025, WhiteFiber, a subsidiary of the Company, completed its initial public offering (the “Offering”) of 9,375,000 ordinary shares, at a public offering price of $17.00 per share. All ordinary shares in the Offering were sold by WhiteFiber. The gross proceeds to WhiteFiber from the Offering were $159,375,000, before deducting underwriting discounts and commissions and offering expenses payable by WhiteFiber. On September 2, 2025, the Underwriters fully exercised their option to purchase the additional 1,406,250 Ordinary Shares at the public offering price of $17.00 per share. Prior to the consummation of the Offering, the Company held all of the issued and outstanding ordinary shares of WhiteFiber. After giving effect to the Offering, and the underwriters’ exercise of their over-allotment option in full, the Company held approximately 71.5% of the issued and outstanding ordinary shares of WhiteFiber. As of the date of this Form 10-Q, the Company owns approximately 70.1% of WhiteFiber.

Transition Services Agreement

In addition, prior to the consummation of the Offering, the Company entered into a Transition Services Agreement with WhiteFiber, pursuant to which the Company will provide certain services to WhiteFiber, on a transitional basis which will generally be up to 24 months following the effective date of WhiteFiber’s IPO registration statement. The Transition Services Agreement provides for the performance of certain services by the Company for the benefit of WhiteFiber, or in some cases certain services provided by WhiteFiber for the benefit of the Company, for a limited period of time after the Offering, including certain services provided by Sam Tabar, our Chief Executive Officer, and Erke Huang, our Chief Financial Officer and a Director. During such transition period, Messrs. Tabar and Huang will continue to hold the same position with the Company as well as WhiteFiber. Messrs. Tabar and Huang have committed to provide the requisite time and effort to fulfil their responsibilities as a full-time officer of WhiteFiber, supervising a full staff and are expected to provide certain services, representing not more than approximately 30% of their working time, in respect of the Company’s operations. The services to be provided will include financial reporting, tax, legal, human resources, information technology and other general and administrative functions. All services are to be provided at cost, except if otherwise agreed to. For the three months ended March, 31, 2026, the fees for these services were $1.5 million. As of March 31, 2026, the fees payable by WhiteFiber to Bit Digital are $4.7 million.

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

Bit Digital USA, Inc v. Blockfusion USA, Inc. – Superior Court of Delaware

On June 3, 2024, the Company filed suit in Delaware Superior Court against Blockfusion, Inc. (“Blockfusion”) alleging claims for breach of contract, conversion, and related claims in connection with, among other things, certain deposits and advances paid to Blockfusion, the return of which is owed to the Company. The Company was seeking in excess of $4.3 million. On October 22, 2024, Blockfusion denied the Company’s claims and brought reciprocal breach of contract and related counterclaims. Following limited discovery, the Company sought leave to file a Second Amended Complaint asserting additional tort and equitable claims, including fraud-based claims, and adding Blockfusion’s Chief Executive Officer as an individual defendant. On September 19, 2025, Blockfusion moved to dismiss the Second Amended Complaint. The Company filed its opposition to the motion on October 17, 2025, and the Court held a hearing on the motion on January 6, 2026. Following the hearing, the Court granted the motion to dismiss. The Court dismissed the claims against the individual defendant without prejudice on the ground that it lacked personal jurisdiction, and did not reach the merits of certain substantive issues raised in the motion. The Company’s contract-based claims and related claims for contractual recovery against Blockfusion were not dismissed and remain pending.

On March 18, 2026, the Company moved to dismiss some of the Blockfusion’s counterclaims. That motion remains pending and is currently set for hearing on June 12, 2026.

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

Bit Digital USA, Inc. v. Alex Martini-Lo Manto, et. al. – New York Supreme Court, New York County, Commercial Division

On March 4, 2026, the Company filed suit against Alex Martini-Lo Manto, CEO of Blockfusion; and two Blockfusion-related entities alleging that the defendants had designed a Special Purpose Acquisition Company (“SPAC”) merger to avoid paying the Company for its prejudgment liabilities. The suit alleges claims under New York Uniform Voidable Transactions Act, as well as fraud claims against defendant Alex Martini-Lo Manto and other related claims.

Upon filing, the Company also moved for a preliminary injunction enjoining the SPAC transaction. On April 15, 2026, the Court denied that motion. The Company has appealed that ruling.

On April 29, 2026, Defendants moved to dismiss the Company’s claims. That motion remains pending.

The litigation is ongoing and remains in an active pretrial phase.

At this time, the Company cannot reasonably estimate a possible loss, range of loss, or expected recovery associated with this litigation.

Bit Digital USA, Inc. v. Alex Martini-Lo Manto, et. al. – New York Supreme Court, Appellate Division, First Department

On April 22, 2026, the Company appealed the Commercial Division’s denial of the preliminary injunction. The Company also filed a request for interim appellate injunctive relief. That request and the appeal remain pending.

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

As at March 31, 2026, WhiteFiber has not received an Electric Service Agreement of more than 99 MW. As a result no contingent payment is payable as of the reporting date.

Royal Bank of Canada Facility Agreement

Agreement executed on June 18, 2025

On June 18, 2025, WhiteFiber entered into a definitive credit agreement with the Royal Bank of Canada (“RBC”), to finance its data center business. The credit agreement provides for an aggregate amount of up to approximately USD $43.9 million of financing. The agreement is non-recourse and comprised of three separate facilities:

●	Non-revolving three year lease facility in the amount of $18.5 million. The lease facility provides for straight-line amortization of six years and capital moratorium of six months after disbursement is complete.

●	Non-revolving term loan facility in the amount of $19.6 million to refinance WhiteFiber’s purchase of the real estate and building for a build-to-suit 5 MW (gross) Tier-3 data center in Montreal Canada. Payment of principal and interest is due 30 days after drawdown and is repayable in full on the last day of the three-year term.

●	Revolver by way of letters of credit and letters of guaranty with fees to be determined on a transaction-by-transaction basis. This facility will be available for the 36-month term in the amount of $5.8 million.

As of March 31, 2026, WhiteFiber agreed to certain financial covenants that were not yet in effect. The facilities had not yet been authorized for use by the lender, as certain conditions precedent had not yet been satisfied. Accordingly, no amounts were drawn, and no borrowings were available as of March 31, 2026.

Amended Agreement executed on April 27, 2026

On April 27, 2026, WhiteFiber entered into an amended credit agreement with RBC. This agreement replaces the original credit agreement dated June 18, 2025, as subsequently amended on July 4, 2025. The amended credit agreement provides for an authorized credit facility of CAD $28 million (approximately $20 million). The proceeds have been used as a real estate acquisition bridge loan to finance the acquisition of the MTL-3 facility, at a purchase price of CAD $24.2 million (approximately USD $17.4 million). The closing date occurred on May 8, 2026.

Borrowings under the facility bear interest, at WhiteFiber’s option, at either Daily Simple CORRA plus 2.75% per annum or Royal Bank Prime plus 1.00% per annum, with the prime-based rate serving as the default option.

The facility has a six-month term from the date of drawdown and requires interest-only payments during the term, with the outstanding principal due in full at maturity. The specific borrowing terms are established at the time of each drawdown pursuant to a borrowing request submitted by WhiteFiber and accepted by the lender.

Additionally, RBC is providing a CAD $8 million (approximately $5.8 million) revolving facility in the form of Letters of Credit and Letters of Guarantee. The fees will be determined on a transaction-by-transaction basis, and the facility will be available for a 12-month term.

WhiteFiber has agreed to certain financial covenants, including a minimum debt service coverage ratio and a maximum Net funded debt to EBITDA ratio.

As of the reporting date, the April 27, 2026 bridge loan has been authorized and funded by RBC for the MTL-3 facility acquisition. WhiteFiber and RBC are currently in discussions regarding new syndicated credit facilities, including (i) a delayed draw term loan facility of CAD $115 million (approximately $82.5 million), which includes the CAD $24.2 million (approximately $17.4 million) bridge loan, (ii) an accordion facility of CAD $25 million (approximately $17.9 million) and (iii) the CAD $8 million (approximately $5.7million) revolving facility.

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

As of March 31, 2026, management has no present intention to reduce operations at Madison or terminate the ESA. Accordingly, no liability has been recognized in the financial statements in connection with the ESA.

22. SUBSEQUENT EVENTS

At the market offering

Subsequent to March 31, 2026, the Company sold 22,761,994 ordinary shares for aggregate proceeds of approximately $34.6 million pursuant to the at-the-market offering agreement with H.C. Wainwright & Co., LLC. The Company received net proceeds of $33.9 million, net of offering costs.

Iceland Facility Agreement

On April 24, 2026, WhiteFiber drew down $18.0 million under its existing credit facility with Landsbankinn hf. See Note 12. Debt for additional information.

Amendment to RBC Facility Agreement

On April 27, 2026, WhiteFiber entered into an amended credit agreement with RBC that provides for an authorized credit facility of CAD $28 million (approximately $20 million). The proceeds have been used for the acquisition of the MTL-3 facility which was closed on May 8, 2026. For further details, refer to Note 21. Commitments and Contingencies.

Forward Looking Statements

The discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed financial statements and the related notes included elsewhere in this report. Except for the statements of historical fact, this report contains “forward-looking information” and “forward-looking statements reflecting our current expectations that involve risks and uncertainties (collectively, “forward-looking information”) that is based on expectations, estimates and projections as at the date of this Form 10-Q. All statements, other than statements of historical fact, included herein are “forward-looking statements.” These forward-looking statements are often identified by the use of forward-looking terminology such as “believes,” “intends,” “expects,” or similar expressions, involving known and unknown risks and uncertainties. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, they do involve assumptions, risks and uncertainties, and these expectations may prove to be incorrect. Investing in our securities involves a high degree of risk. Before making an investment decision, you should carefully consider the risks, uncertainties and forward-looking statements described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 (Annual Report) and any subsequently filed Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K. Investors should not place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q for the period ended March 31, 2026 as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2025 (“Form 10-K”). This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See “Forward Looking Statements and Risk Factor Summary” for a discussion of the uncertainties, risks, and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” and elsewhere in this Quarterly Report.

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

Based on their collective industry experience, WhiteFiber’s data center team is adept at bringing new sites online on an accelerated timeline. WhiteFiber is aggressively pursuing the development pipeline and intend to achieve an estimated 76 MW (gross) of total data center capacity by the end of the fourth quarter of 2026, a target that is underpinned by assets including the MTL-2, MTL-3, and NC-1 facilities. As of March 31, 2026, its pipeline of potential data center projects represents approximately 1,500 MW (gross) under management review. WhiteFiber follows a disciplined process prioritizing projects that are backed by customer lease commitments. In select cases, WhiteFiber may pursue early-stage acquisitions based on strong customer demand signals and defined commercialization pathways. Accordingly, the foregoing timelines and capacities are subject to change based on many factors, many of which are outside of WhiteFiber’s control.

WhiteFiber uses a well-defined set of criteria to select their data center sites. WhiteFiber typically target sites with proximity to metro areas and partial infrastructure in place, where it is retrofitting rather than developing greenfield projects. Metropolitan areas are positioned for low-latency to address long-term, specialized AI computer inference needs, and smaller sites reduce risks. A retrofit entails sourcing and acquiring an existing industrial building with underutilized, in-place power connectivity. The period of time from when a site is purchased until construction can begin varies from location to location depending upon, among other things, obtaining required permits and the availability of construction supplies and contractors. Average build time for retrofits is intended to be approximately six months from commencement of construction, which WhiteFiber believes is approximately one-third to one-half of the industry average development timeline for greenfield projects. This average building time is based upon senior management’s experience at Enovum prior to its acquisition by the Company, as well as their experience prior to Enovum. WhiteFiber also prioritize sites offering opportunities to increase site power over time, enabling its data centers to grow with customer demand. In addition, WhiteFiber selectively targets certain larger opportunities with 50 MW (gross) of power or more, subject to customer demand, to drive AI-driven compute super-clusters. Finally, WhiteFiber prioritize sites powered by sustainable, green energy sources and locked-in power when available. Additionally, to enhance sustainability of certain WhiteFiber data center projects, WhiteFiber is undertaking heat repurposing projects in connection with sustainability and commercial and residential projects.

WhiteFiber acquired Enovum on October 11, 2024. The transaction included the lease of MTL-1, its 4 MW (gross) Tier-3 high-performance computing (“HPC”) data center in Montreal, Canada, which was fully operational and fully leased to customers at the time of acquisition.

On December 27, 2024, WhiteFiber acquired the real estate and building for a build-to-suit 5 MW (gross) Tier-3 data center expansion project near Montreal, Canada which it refers to as MTL-2. MTL-2, a 160,000 square foot site that was previously used as an encapsulation manufacturing facility, is located in Pointe-Claire, Quebec. WhiteFiber initially funded the purchase of CAD 33.5 million (approximately $23.3 million) with cash on hand. WhiteFiber expected to invest approximately $23.6 million to develop the site to Tier-3 standards with an initial load of 5 MW (gross). However, WhiteFiber has prioritized other builds and preserved capital for more time sensitive projects.

On April 11, 2025, WhiteFiber entered into a lease for a new data center site in Saint-Jerome, Quebec, a suburb of Montreal, MTL-3. The MTL-3 facility spans approximately 202,000 square feet on 7.7 acres and is being developed into a 7 MW (gross) Tier-3 data center. It will support current contracted capacity, with Cerebras (5 MW IT Load), with future expansion potential subject to utility approvals. The transaction was executed under a lease-to-own structure, which includes a fixed-price purchase option of CAD 24.2 million (approximately $17.3 million) exercisable by December 2025. The lease term is 20 years, with two 5-year extensions at the Company’s option. In December 2025, WhiteFiber became reasonably certain to exercise the purchase option and notified the lessor of its intent to exercise the purchase option. WhiteFiber had 90 days to complete the purchase, after which the purchase option would expire. The option was exercised on January 14, 2026 and the purchase of MTL-3 closed on May 8, 2026. The facility has been retrofitted to Tier-3 standards and was completed and operational in November 2025. The site has commenced billing Cerebras as of November 1, 2025, in the amount of CAD 1.4 million (approximately 979 thousand USD) monthly for the duration of the five-year contract.

On May 20, 2025, WhiteFiber completed the purchase of a former industrial/manufacturing building from UMI. Pursuant to the Purchase Agreement WhiteFiber agreed to purchase from UMI, an industrial/manufacturing building together with the underlying land located in Madison, North Carolina, which WhiteFiber refers to as “NC-1”, as well as certain machinery and equipment located thereon for a cash purchase price of $45 million. The purchase price will increase by (i) $8 million, if Duke Energy actually provides, or provides an Electric Services Agreement providing for, at least 99 MW (gross) within two years of May 20, 2025, or (ii) $5 million, if Duke Energy actually provides, or provides an Electric Services Agreement providing for, at least 99 MW (gross) more than two years but less than three years after May 20, 2025. Additionally, the purchase price will increase by an additional $200,000 per MW over 99 MW (gross) up to a maximum of $5 million if at least 99 MW (gross) are actually delivered, or Duke Energy provides an Electric Services Agreement for the provision of at least 99 MW (gross), within four years of May 20, 2025. Separately, the Company entered into a Capacity Agreement with Duke Energy pursuant to which Duke Energy agreed to use commercially reasonable efforts to achieve 24 MW (gross) of service to NC-1 by September 1, 2025, 40 MW (gross) by April 1, 2026, and 99 MW (gross) within four years of May 16, 2025. Management believes based upon its review of the site and a Duke Energy preliminary transmission study, that NC-1 may receive and support up to 200 MW (gross) of total electrical supply over an extended period of time, subject to infrastructure upgrades, such as developing new substations and other conditions. On August 4, 2025, Enovum NC-1 Bidco LLC, a subsidiary of WhiteFiber, entered into an Assignment and Assumption Agreement with Unifi Manufacturing and Duke Energy Carolinas, LLC, pursuant to which Enovum assumed Unifi’s rights and obligations under certain electric service agreements for facilities located in North Carolina. Duke Energy consented to the assignment. Refer to Note 21. Commitments and contingencies to our condensed consolidated financial statements for further detail.

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

As part of the Credit Facility, WhiteFiber entered into a three-year $19.6 million non-revolving real estate term loan facility. The purpose of this facility is to refinance WhiteFiber’s purchase of MTL-2. The interest rate of the real estate term loan facility will be determined at the time of borrowing, or a floating interest rate ranging from RBP plus 0.75% to CORRA (“Canadian Overnight Repo Rate Average”) plus 250 bps. Payment of principal and interest is due 30 days after drawdown and is repayable in full on the last day of the three-year term.

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

RBC Facility Agreement amended on April 27, 2026

On April 27, 2026, WhiteFiber entered into an amended credit agreement with RBC. This agreement replaces the original credit agreement dated June 18, 2025, as subsequently amended on July 4, 2025. The amended credit agreement provides for an authorized credit facility of CAD $28 million (approximately $20 million). The proceeds have been used as a real estate acquisition bridge loan to finance the acquisition of the MTL-3 facility, at a purchase price of CAD $24.2 million (approximately USD $17.4 million). The closing date occurred on May 8, 2026.

Borrowings under the facility bear interest, at WhiteFiber’s option, at either Daily Simple CORRA plus 2.75% per annum or Royal Bank Prime plus 1.00% per annum, with the prime-based rate serving as the default option.

The facility has a six-month term from the date of drawdown and requires interest-only payments during the term, with the outstanding principal due in full at maturity. The specific borrowing terms are established at the time of each drawdown pursuant to a borrowing request submitted by WhiteFiber and accepted by the lender.

Additionally, RBC is providing a CAD $8 million (approximately $5.8 million) revolving facility in the form of Letters of Credit and Letters of Guarantee. The fees will be determined on a transaction-by-transaction basis, and the facility will be available for a 12-month term.

WhiteFiber has agreed to certain financial covenants, including a minimum debt service coverage ratio and a maximum Net funded debt to EBITDA ratio.

As of the reporting date, the April 27, 2026 bridge loan has been authorized and funded by RBC for the MTL-3 facility acquisition. WhiteFiber and RBC are currently in discussions regarding new syndicated credit facilities, including i) a delayed draw term loan facility of CAD $115 million (approximately $82.5 million), which includes the CAD $24.2 million (approximately $17.4 million) bridge loan ii) an accordion facility of CAD $25 million (approximately $17.9 million) and iii) the CAD $8 million (approximately $5.7million) revolving facility.

Nscale Services Agreement

In November 2025, WhiteFiber’s wholly owned subsidiary, Enovum NC-1 Bidco, LLC, entered into the Services Agreement with Nscale Services US Inc. and Nscale Global Holdings Limited (collectively, “Nscale”) for the provision of colocation and related services at its NC-1 facility. The agreement represents a significant commercial milestone for the high-density data center platform and provides long-term contracted revenue visibility. The initial Service Order pursuant to the Services Agreement represents approximately $865 million in total contracted revenue over a 10-year term, inclusive of contractual annual rate escalators and non-recurring installation services (“NRCs”). Electricity and certain other operating costs are structured as pass-through charges to Nscale. Billing is expected to commence during the second quarter, subject to completion of construction and commissioning. As a result, WhiteFiber expects full revenue contribution from this agreement to begin during the third quarter of 2026 as the facility reaches its contractual capacity.

Cloud Services

WhiteFiber provides specialized cloud services to support generative AI workstreams, especially training and inference, emphasizing cost-effective utility and tailor-made solutions for each client. WhiteFiber is an authorized NVIDIA Preferred Partner through the NVIDIA Partner Network (“NPN”), an authorized partner with SuperMicro Computer Inc.®, an authorized Communications Service Provider (“CSP”) with Dell (through Dell’s exclusive distributor in Iceland, Advania), an official partnership with Hewlett Packard Enterprise and a commercial relationship with Quanta Computer Inc. (“QCT”). Based on management’s knowledge of the industry, WhiteFiber is proud to be among the first service providers to offer H200, B200, and GB200 servers. WhiteFiber provides a high-standard service lease with an Uptime percentage> 99.5%.

WhiteFiber expects to leverage a global network of data centers for hosting capacity for its GPU business, in many instances, by negotiating with third-party providers to seamlessly integrate its cloud services at data centers across key regions in Europe, North America and Asia. WhiteFiber’s initial data center partnership through which it leases capacity is at Blönduós Campus, Iceland, offering a world-class operations team with certified technicians and reliable engineers. The facility has a 45 kW rack density and 6 MW (gross) total capacity. WhiteFiber has executed contracts for 5.5 MW IT load at the data center. The center’s energy source is 100% renewable energy, mainly from Blanda Hydro PowerStation, the winner of an IHA Blue Planet Award in 2017. In addition, WhiteFiber has leased additional capacity to install our data center in Atlanta, Georgia, USA to expand its cloud services offering. The capacity leases commenced in February 2026. WhiteFiber also intend to lease additional capacity to expand its cloud services offering.

In April 2025, WhiteFiber received its first shipment of NVIDIA GB200 Grace Blackwell Superchip powered NVIDIA GB200 NVL72 system chips, from Quanta Cloud Technology, a leading provider of data center solutions. WhiteFiber believes that support with proof of concept (POC) access from Quanta will enable it to meet and exceed expectations around delivery and timeline, performance and reliability.

The following summaries reflect selected GPU cloud service agreements that WhiteFiber considers to be material or representative. WhiteFiber has entered into additional agreements that are not individually material and are not included below.

On October 23, 2023, Bit Digital announced that it had commenced AI operations by signing a binding term sheet with a customer (the “Initial Customer”) to support the customer’s GPU workloads. On December 12, 2023, WhiteFiber finalized a Master Services and Lease Agreement (“MSA”), as amended, with its Initial Customer for the provision of cloud services from a total of 2,048 GPUs over a three-year period. To finance this operation, WhiteFiber entered into a sale-leaseback agreement with a third party, selling 96 AI servers (equivalent to 768 GPUs) and leasing them back for three years. The total contract value with the Initial Customer for the aggregated 2,048 GPUs was estimated to be worth more than $50 million of annualized revenue. On January 22, 2024, approximately 192 servers (equivalent to 1,536 GPUs) were deployed at a specialized data center and began generating revenue, and subsequently on February 2, 2024, approximately an additional 64 servers (equivalent to 512 GPUs) also started to generate revenue.

In the second quarter of 2024, WhiteFiber finalized an agreement to supply its Initial Customer with an additional 2,048 GPUs over a three-year period. To finance this operation, WhiteFiber entered into a sale-leaseback agreement with a third party, agreeing to sell 128 AI servers (equivalent to 1,024 GPUs) and leasing them back for three years. In late July, at the customer’s request, WhiteFiber agreed with the customer to temporarily delay the purchase order so the customer could evaluate an upgrade to newer generation Nvidia GPUs. Consequently, WhiteFiber and manufacturer postponed the purchase order. In early August, the customer made a non-refundable prepayment of $30.0 million for the services to be rendered under this agreement.

In January 2025, WhiteFiber entered into a new agreement to supply its Initial Customer with an additional 464 GPUs for a period of 18 months. This new agreement replaces the prior agreement whereby WhiteFiber was to provide the customer with an incremental 2,048 H100 GPUs. The contract represents approximately $15 million of annualized revenue and features a two-month prepayment from the customer. The customer elected to defer the commencement date until August 20, 2025, which is the latest allowable date under the agreement. Deployment commenced on August 20, 2025, using WhiteFiber’s inventory of B200 GPUs.

In October 2025, Bit Digital’s existing guaranty arrangement with the Initial Customer was scheduled to expire. Beginning in November 2025, the customer will provide a service deposit to WhiteFiber in lieu of the Bit Digital parent guaranty. The deposit will be funded through fifteen consecutive monthly payments of approximately $0.24 million each, totaling $3.6 million, payable from November 2025 through January 2027. The deposit will serve as security for the customer’s performance obligations under the amended service agreements. Each monthly payment is expected to be invoiced on the first day of the month and paid within thirty days. WhiteFiber will be required to return the deposit in cash upon termination or expiration of the service agreements, provided that all obligations have been fully satisfied and no payment defaults or material breaches exist.

As of the date of this Form 10-Q, WhiteFiber and the Initial Customer are engaged in discussions regarding a potential resolution of the existing service agreements following the agreed pause of services. No definitive termination or settlement agreement has been executed. In connection with these discussions, the parties are negotiating the treatment of the remaining non-refundable prepayment, service deposit, outstanding receivables, and a potential early termination fee, which WhiteFiber believes would be equal to 40% of the fees that would have accrued for services during the remainder of the term of the MSA and applicable purchase orders. Following the service pause, WhiteFiber has redeployed the GPUs previously allocated to the Initial Customer to three other customers and continues to evaluate the related financial and operational implications. There can be no assurance as to the timing, terms, or final outcome of these discussions.

On November 6, 2024, WhiteFiber entered into a Master Services Agreement (“MSA”) with a minimum purchase commitment of 16 GPUs, along with an associated purchase order, from a new customer. The purchase order provides for services utilizing a total of 16 H200 GPUs over a minimum of a six-month period, representing total contracted value of approximately $160,000 for the term. The deployment commenced on November 7, 2024, using WhiteFiber’s existing inventory of H200 GPUs. The service under the purchase order concluded in May 2025. Between May 2025 and September 2025, WhiteFiber signed six additional agreements on a month-to-month basis for a total of 88 H200 GPUs, which were terminated in January 2026.

In February 2026, WhiteFiber entered into another service order with the customer to provide services utilizing a total of 10 H200 GPU servers. The service order has an initial term of 14 months beginning on the services commencement date. The service order represents an aggregate revenue opportunity of approximately $1.3 million. The deployment and revenue generation began in March 2026.

In March 2026, WhiteFiber entered into another service order with the customer to provide services utilizing a total of 256 H100 GPU servers. The service order has an initial term of 24 months beginning on the services commencement date, with an option to renew for an additional twelve months. The service order represents an aggregate revenue opportunity of approximately $50.2 million. The deployment and revenue generation is expected to begin in April 2026.

On December 30, 2024, WhiteFiber entered into a Master Services Agreement (“MSA”) with an AI Compute Fund managed by DNA Holdings Venture Inc. (“DNA Fund”). The MSA had a minimum purchase commitment of 32 GPUs, along with an associated purchase order. The purchase order provides for services utilizing a total of 576 H200 GPUs over a 25-month period and terminable by either party upon at least 90 days’ written notice prior to any renewal date. Concurrently, WhiteFiber placed a purchase order for 130 H200 servers for approximately $30 million. The deployment commenced in February 2025.

In April 2025, WhiteFiber signed two additional cloud services agreements with DNA Fund. The first agreement includes 104 NVIDIA H200 GPUs under a 23-month term and was deployed in May 2025. The second agreement includes 512 H200 GPUs under a 24-month term and was deployed in July 2025. With these additions, DNA Fund’s total contracted deployment increased to 1,192 GPUs.

In November 2025, WhiteFiber terminated the MSA and all related purchase orders with DNA Fund in accordance with the terms of the contract. At the time of termination, WhiteFiber had approximately $7.3 million in outstanding accounts receivable. Pursuant to the termination agreement, the customer agreed to repay the outstanding balance. As of the date of this Form 10-Q, WhiteFiber has collected $2.2 million of the outstanding amount.

On January 6, 2025, WhiteFiber entered into a Master Services Agreement (“MSA”) with a minimum purchase commitment of 32 GPUs, along with an associated purchase order, from a new customer. The purchase order provided for services utilizing a total of 32 H200 GPUs over a minimum of six-month period, representing total revenue of approximately $300,000 for the term. The deployment commenced and revenue generation began on January 8, 2025, using WhiteFiber’s existing inventory of H200 GPUs. The service under the purchase order concluded in April 2025 following a change in the customer’s ownership, and the customer paid the remaining contract value as an early termination penalty.

In January 2025, WhiteFiber entered into a Master Services Agreement (“MSA”), along with two associated purchase orders, from a new customer. The purchase orders provide for services utilizing a total of 24 H200 GPUs over a minimum 12-month period, representing total revenue of approximately $450,000 for the term. The deployment commenced and revenue generation began on January 27, 2025, using WhiteFiber’s existing inventory of H200 GPUs. The service under the purchase order concluded in March 2025 after the customer ceased operations.

On January 30, 2025, WhiteFiber entered into a Master Services Agreement (“MSA”) with a minimum purchase commitment of 40 GPUs, along with an associated purchase order, from a new customer. The purchase orders provide for services utilizing a total of 40 H200 GPUs over a minimum of 12 month period, representing total revenue of approximately $750,000 for the term. The deployment commenced and revenue generation began on January 24, 2025, using WhiteFiber’s existing inventory of H200 GPUs. In October 2025, the purchase order was amended to reduce the number of H200 GPUs from 40 to 8 and to extend the term of service through May 2027. This contract was terminated in January 2026. Between April and July 2025, WhiteFiber signed four additional agreements on a month-to-month basis for a total of 184 H200 GPUs, which were terminated in August 2025.

In March 2025, WhiteFiber entered a strategic partnership with Shadeform, Inc., the premier multi-cloud GPU marketplaces, to bring on-demand NVIDIA B200 GPUs to customers beginning in May 2025.

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

In October 2025, WhiteFiber entered into a two-week service order with a new customer to provide services utilizing a total of 72 B200 GPUs. In January 2026, WhiteFiber entered into an additional two-week service order with this customer for 72 B200 GPUs. These contracts were terminated as of February 2026.

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

In February 2026, WhiteFiber entered into a service order with a new customer to provide services utilizing a total of 80 H200 GPUs. The service order has an initial term of 12 months beginning on the services commencement date. The deployment and revenue generation began on February 1, 2026.

In August 2024, WhiteFiber executed a binding term sheet with Boosteroid Inc. (“Boosteroid”), a global cloud gaming provider pursuant to which, WhiteFiber finalized initial orders of 489 GPUs, projected to generate approximately $7.9 million in contracted value in the aggregate through November 2029. The GPUs were delivered to respective data centers across the U.S. and Europe and began earning fees in November 2024. On October 9, 2024, WhiteFiber executed a Master Services and Lease Agreement (the “MSA”) with Boosteroid, pursuant to which Boosteroid may, from time to time, lease certain equipment, including GPUs, from the Company upon delivery of a purchase order. The MSA provides the general terms and conditions for such equipment leases. Pursuant to the MSA, WhiteFiber is granted a right of first refusal with respect to the next 5,000 servers that Boosteroid leases during the term of the MSA. The MSA provides Boosteroid with the option to expand in increments of 100 servers, up to 50,000 servers, representing a potential contract value of approximately $700 million over the five-year term assuming Boosteroid utilizes the GPUs and services at full capacity for the duration of the contract. Expansion depends upon the internal development roadmap of Boosteroid, Boosteroid has full discretion to decide when and the quantity to pursue separate source orders (for GPU servers) under the MSA. In the third quarter of 2025, WhiteFiber finalized additional purchase orders for 302, 120, and 279 GPUs, totaling approximately $10.4 million in contracted value over a five-year term.

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

Miner Deployments

During the three months ended March 31, 2026, we continued to work with our hosting partners to deploy our miners in North America.

As of March 31, 2026, the Company’s active hash rate totals approximately 1.1 EH/s, with operations in North America.

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

In April 2023, we renewed the co-mining agreement with Digihost, previously executed in June 2021. Pursuant to the terms of the new agreement, Digihost provides certain premises to Bit Digital for the purpose of the operation and storage of an up to 20 MW bitcoin mining system to be delivered by Bit Digital. Digihost also provides services to maintain the premises for a term of two years, automatically renewing for a period of one (1) year. Digihost shall also be entitled to 30% of the net profit generated by the miners. As of March 31, 2026, Digihost provided approximately 6.0 MW of capacity for our miners at their facility. Our partnership with Digihost concluded in May 2026, and the Company is currently evaluating alternative hosting arrangements for the miners previously deployed at the Digihost facility.

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

In November 2023, we entered into a hosting services agreement, which was amended on March 7, 2024, with Dory Creek, LLC, a subsidiary of Bitdeer Technologies Group (“Bitdeer”), for a term of one (1) year automatically renewing on an annual basis unless terminated by either party by giving a 30-day prior notice to the other Party in writing. Pursuant to the terms of the agreement, Bitdeer provides maintenance and operation services to Bit Digital to support 17.5 MW of capacity. Bitdeer shall also be entitled to 30% of the net profit generated by the miners. Bit Digital shall have the first right, but not obligation, to accept services for any extra capacity under the terms of this Agreement. As of March 31, 2026, Bitdeer provided approximately 15.5 MW of capacity for our miners at their facility. Our partnership with Bitdeer will be concluded in mid-May 2026, and the Company is currently evaluating alternative hosting arrangements for the miners previously deployed at the Bitdeer facility.

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

On July 1, 2025, we entered into the first amendment to the hosting service agreement for 13 MW of capacity. The amendment modified the existing agreement, identifying the two facilities that will provide maintenance and operations service to Bit Digital to support 5 MW and 8 MW of capacity. KaboomRacks shall also be entitled to respective 40%, 14.75% and 22.5% of the net profit generated by the miners. On November 12, 2025, we received communication regarding a change in the contracting entity under its existing hosting arrangements. Effective immediately, Digital Energy Partners LLC (“DEP”) replaced KaboomRacks as the sole contracting counterparty. Under the updated terms, KaboomRacks will return all deposits previously held by it, and we will remit a one-month deposit related to electricity costs to DEP. In connection with the transition, DEP assumed the remaining portion of the $1.3 million loan, with an outstanding balance of approximately $0.8 million as of March 31, 2026. As of March 31, 2026, DEP provided approximately 17.1 MW of capacity for our miners at their facility.

In May 2022, our hosting partner Blockfusion advised us that the substation at its Niagara Falls, New York facility was damaged by an explosion and fire, and power was cut off to approximately 2,515 of the Company’s bitcoin miners and approximately 710 ETH miners that had been operating at the site immediately prior to the incident. The explosion and fire are believed to have been caused by faulty equipment owned by the power utility. Blockfusion and the Company have entered into a common interest agreement to jointly pursue any claims evolving from the explosion and fire. Prior to the incident, our facility with Blockfusion in Niagara Falls, provided approximately 9.4 MW to power our miners. Power was restored to the facility in September 2022. However, we received a notice dated October 4, 2022 (the “Notice”), from the City of Niagara Falls, which ordered the cease and desist from any cryptocurrency mining or related operations at the facility until such time as Blockfusion complies with Section 1303.2.8 of the City of Niagara Falls Zoning Ordinance (the “Ordinance”), in addition to all other City ordinances and codes. Blockfusion has advised us that the Ordinance came into effect on October 1, 2022, following the expiration of a related moratorium on September 30, 2022. Blockfusion has further advised that it has submitted applications for new permits based on the Ordinance’s new standards and that the permits may take several months to process. Pursuant to the Mining Services Agreement between Bit Digital and Blockfusion dated August 25, 2021, Blockfusion represents, warrants and covenants that it “possesses, and will maintain, all licenses, registrations, authorizations and approvals required by any governmental agency, regulatory authority or other party necessary for it to operate its business and engage in the business relating to its provision of the Services.” On October 5, 2022, Bit Digital further advised Blockfusion that it expects it to comply with the directives of the Notice. Our service agreement with Blockfusion ended in September 2023. Legal proceedings involving Blockfusion are currently ongoing. See Note 21. Commitments and contingencies to our condensed consolidated financial statements for further information.

Miner Fleet Update and Overview

As of December 31, 2025, we had 21,354 miners owned or operating for bitcoin mining with a total maximum hash rate of 2.8 EH/s.

As of March 31, 2026, we had 21,354 miners owned or operating for bitcoin mining with a total maximum hash rate of 2.8 EH/s.

Bitcoin Production

From the inception of our bitcoin mining business in February 2020 to March 31, 2026, we earned an aggregate of 7,598.9 bitcoins.

The following table presents our bitcoin mining activities for the three months ended March 31, 2026:

	Number of bitcoins	Amount (1)
Balance at December 31, 2025	4.0	$350,026
Receipt of BTC from mining services	48.1	3,704,796
Exchange of BTC into USDC	(4.0)	(276,440)
Sales of and payments made in BTC	(46.9)	(3,424,530)
Change in fair value of BTC	-	(276,275)
Balance at March 31, 2026	1.2	$77,577

(1)	Receipt of digital assets from mining services are the product of the number of bitcoins received multiplied by the bitcoin price obtained from Coinbase, calculated on a daily basis. Sales of bitcoin represent the carrying value of bitcoin at the time of sale.

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

Results of Operations for the Three Months Ended March 31, 2026 and 2025

The following table summarizes the results of our operations during the three months ended March 31, 2026 and 2025, respectively, and provides information regarding the dollar increase or (decrease) during the period. This information should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q.

	For the Three Months Ended March 31,		Variance in
	2026	2025	Amount

Revenues
Digital asset mining	$3,704,796	$7,776,963	$(4,072,167)
Cloud services	16,766,543	14,842,286	1,924,257
Colocation services	4,773,550	1,644,663	3,128,887
ETH staking	2,296,509	560,641	1,735,868
Other	383,358	280,567	102,791
Total revenues	27,924,756	25,105,120	2,819,636

Operating costs and expenses
Cost of revenue (exclusive of depreciation shown below)
Digital asset mining	(3,251,499)	(6,123,889)	2,872,390
Cloud services	(6,779,283)	(6,088,000)	(691,283)
Colocation services	(1,952,783)	(545,836)	(1,406,947)
ETH staking	(121,334)	(32,568)	(88,766)
Depreciation and amortization expenses	(10,035,581)	(7,241,989)	(2,793,592)
General and administrative expenses	(27,627,296)	(8,235,923)	(19,391,373)
Losses on digital assets	(121,070,273)	(49,205,227)	(71,865,046)
Total operating expenses	(170,838,049)	(77,473,432)	(93,364,617)

Loss from operations	(142,913,293)	(52,368,312)	(90,544,981)

Net gain (loss) from disposal of property, plant and equipment	1,821,729	(333,620)	2,155,349
Change in fair value of derivative liability	9,252,000	-	9,252,000
Interest expense	(5,084,978)	-	(5,084,978)
Other expense, net	(12,933,246)	(4,337,997)	(8,595,249)
Total other expense, net	(6,944,495)	(4,671,617)	(2,272,878)

Loss before income taxes	(149,857,788)	(57,039,929)	(92,817,859)

Income tax expenses	(421,523)	(671,716)	250,193
Net loss	$(150,279,311)	$(57,711,645)	$(92,567,666)

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

Our revenue from cloud services increased by $1.9 million, or 13.0%, to $16.8 million for the three months ended March 31, 2026 from $14.8 million for the three months ended March 31, 2025. The increase was primarily due to an increase in deployed GPU servers to new and existing customers in the first quarter of 2026.

Revenue from colocation services

In the fourth quarter of 2024, we acquired Enovum which holds our data center business that provides customers with physical space, power, and cooling within data center facilities.

Our revenue from colocation services was $4.8 million and $1.6 million for the three months ended March 31, 2026 and 2025, respectively. The increase was primarily due to the MTL-3 site becoming fully operational and generating revenues beginning November 2025.

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

For the three months ended March 31, 2026, we received 48.1 bitcoins from the Foundry mining pool. As of March 31, 2026, our active hash rate was at an aggregate of 1.1 EH/s for our bitcoin miners. For the three months ended March 31, 2026, we recognized revenue of $3.7 million from bitcoin mining services.

For the three months ended March 31, 2025, we received 83.3 bitcoins from the Foundry mining pool. As of March 31, 2025, our active hash rate was at an aggregate of 1.5 EH/s for our bitcoin miners. For the three months ended March 31, 2025, we recognized revenue of $7.8 million from bitcoin mining services.

Our revenues from digital asset mining services decreased by $4.1 million, or 52.4%, to $3.7 million for the three months ended March 31, 2026 from $7.8 million for the three months ended March 31, 2025. The decrease was primarily due to lower BTC generated from our mining business and lower average BTC price in the first quarter of 2026, compared to the same period in 2025.

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

For the three months ended March 31, 2026, we earned 949.1 ETH and nil ETH in native staking and liquid staking, respectively. For the three months ended March 31, 2026, we recognized revenues of $2,296,509 and $nil from native staking and liquid staking, respectively.

For the three months ended March 31, 2025, we earned 211.0 ETH and nil ETH in native staking and liquid staking, respectively. For the three months ended March 31, 2025, we recognized revenues of $560,641 and $nil from native staking and liquid staking, respectively.

Our revenues from ETH native staking increased by $1,735,868, or 309.6% to $2,296,509 for the three months ended March 31, 2026 from $560,641 for the three months ended March 31, 2025. The increase was primarily due to an increase of 738.1 ETH earned from staking services, partially offset by a decrease in the average price of ETH for the three months ended March 31, 2026 compared, to the three months ended March 31, 2025.

Cost of revenue

We incur cost of revenue from digital asset mining, cloud services, colocation services, and ETH staking businesses.

The Company’s cost of revenue consists primarily of direct production costs associated with its core operations, excluding depreciation and amortization, which are separately stated in the Company’s condensed consolidated statements of operations. Specifically, these costs consist of:

i.	cloud services operations - electricity costs, data center lease expense, GPU servers lease expense, third-party customer support fees and other relevant costs

ii.	colocation services - electricity costs, lease costs, data center employees’ wage expenses, and other relevant costs

iii.	mining operations - electricity costs, profit-sharing fees and other relevant costs

iv.	ETH staking business - service fee and reward-sharing fees to the service providers.

Cost of revenue - cloud services

For the three months ended March 31, 2026 and 2025, the cost of revenue from cloud services was comprised of the following:

	For the Three Months Ended March 31,
	2026	2025

Electricity costs	$905,552	$569,937
Data center lease expenses	1,395,148	1,274,054
GPU servers lease expenses	3,715,232	3,747,386
Third-party customer support fees	147,753	-
Other costs	615,598	496,623
Total	$6,779,283	$6,088,000

Electricity costs. These expenses were incurred by the data centers for the HPC equipment and were closely correlated with the number of deployed GPU servers.

For the three months ended March 31, 2026, electricity costs increased by $0.3 million, or 58.9%, compared to the electricity costs incurred for the three months ended March 31, 2025. The increase primarily resulted from an increase in the number of GPU servers deployed.

Data center lease expenses. We entered into data center lease agreements for fixed monthly recurring costs.

For the three months ended March 31, 2026, data center lease expenses increased by $0.1 million, or 9.5%, compared to the data center lease expenses incurred for the three months ended March 31, 2025 due to a new lease entered in March 2025.

GPU servers lease expenses. We entered into a GPU servers lease agreement to support our cloud services. The lease payment depends on the usage of the GPU servers.

For the three months ended March 31, 2026, GPU server lease expenses remained consistent with the three months ended March 31, 2025.

Third-party customer support fees. We engaged a third party to provide customer support services.

For the three months ended March 31, 2026, third-party customer support fees were $0.1 million.

Cost of revenue - Colocation Services

In the fourth quarter of 2024, we acquired Enovum which provides colocation services. For the three months ended March 31, 2026 and 2025, the cost of revenue from colocation services was comprised of the following:

	For the Three Months Ended March 31,
	2026	2025

Electricity costs	$831,189	$223,058
Lease expenses	467,177	150,537
Wage expenses	204,911	-
Other costs	449,506	172,241
Total	$1,952,783	$545,836

Electricity costs. These expenses were closely correlated with the number of deployed servers hosted by the data center.

For the three months ended March 31, 2026, electricity costs increased by $0.6 million, or 272.6%, compared to the electricity costs incurred for the three months ended March 31, 2025, Since March 31, 2025, the Company has expanded its data center footprint, including the MTL-3 facility. The increase in electricity costs is primarily attributable to the MTL-3 facility, which was operational during the period ended March 31, 2026 but not operational during the period ended March 31, 2025.

Lease expenses. These expenses were incurred by the data center for lease agreement for a fixed monthly recurring cost.

For the three months ended March 31, 2026, data center lease expenses increased by $0.3 million, or 210.3%, compared to the data center lease expenses incurred for the three months ended March 31, 2025. The increase primarily resulted from the new MTL-3 lease entered in the second quarter of 2025.

Wage expenses. These expenses represent the salaries and benefits of data center employees involved in the operation of our facilities.

For the three months ended March 31, 2026, wage expenses were $0.2 million.

Cost of revenue - digital asset mining

For the three months ended March 31, 2026 and 2025, the cost of revenue from digital asset mining was comprised of the following:

	For the Three Months Ended March 31,
	2026	2025

Electricity costs	$2,205,139	$4,233,082
Profit-sharing fees	616,905	1,190,300
Other costs	429,455	700,507
Total	$3,251,499	$6,123,889

Electricity costs. These expenses were incurred by mining facilities for the miners in operation and were closely correlated with the number of deployed miners.

For the three months ended March 31, 2026, electricity costs decreased by $2.0 million, or 47.9%, compared to the electricity costs incurred for the three months ended March 31, 2025. The decrease primarily resulted from a decrease in the number of deployed miners.

Profit-sharing fees. We enter into hosting agreements with certain mining facilities, which included performance fees calculated as a fixed percentage of net profit generated by the miners. We refer to these fees as profit-sharing fees.

For the three months ended March 31, 2026, profit-sharing fees decreased by $0.6 million, or 48.2%, compared to profit-sharing fees incurred in the three months ended March 31, 2025. The decrease in profit-sharing fees was primarily due to lower bitcoin production and lower average BTC price in the first quarter of 2026, compared to the same period in 2025.

Cost of revenue - ETH staking

For the three months ended March 31, 2026, cost of revenue from ETH staking business increased by $88,766, or 272.6%, compared to the cost of revenue incurred for the three months ended March 31, 2025. The increase was primarily driven by an increased number of staked ETH from 21,568 ETH in the three months ended March 31, 2025 to 96,323 ETH in the three months ended March 31, 2026.

Depreciation and amortization expenses

For the three months ended March 31, 2026 and 2025, depreciation and amortization expenses were $10.0 million and $7.2 million, respectively, based on an estimated useful life of property, plant, and equipment and intangible assets. The increase in depreciation and amortization expenses is attributable to additional assets placed in service since March 31, 2025, specifically cloud equipment, resulting in higher expense being recognized.

General and administrative expenses

For the three months ended March 31, 2026, our general and administrative expenses, totaling $27.6 million, were primarily comprised of professional and consulting expenses of $6.1 million, share-based compensation expenses of $13.0 million, salary and bonus expenses of $2.3 million, marketing expenses of $1.2 million, travel expenses of $0.2 million, directors and officers insurance expenses of $0.4 million and transport cost of $0.5 million.

For the three months ended March 31, 2025, our general and administrative expenses, totaling $8.2 million, were primarily comprised of share-based compensation expenses of $0.3 million, salary and bonus expenses of $1.5 million, professional and consulting expenses of $4.3 million, directors and officers insurance expenses of $0.2 million, marketing expenses of $0.4 million, and travel expenses of $0.2 million.

Loss on digital assets

For the three months ended March 31, 2026, a loss of $121.1 million was recognized, primarily attributable to the decrease in the prices of bitcoin and ETH as of March 31, 2026.

For the three months ended March 31, 2025, a loss of $49.2 million was recognized, primarily attributable to the decreases in the prices of bitcoin and ETH as of March 31, 2025.

Net gain (loss) from disposal of property, plant and equipment

For the three months ended March 31, 2026, WhiteFiber sold 126 H200s GPU for a total consideration of approximately $26.1 million. On the date of the transaction, the carrying amount of these GPUs was $24.3 million. The Company recognized a gain of $1.8 million from the sale which was recorded within Net gain (loss) from disposal of property, plant and equipment. As of the date of this report, WhiteFiber has collected the full cash consideration of $26.1 million.

For the three months ended March 31, 2025, the Company sold 4,828 miners for a total consideration of $906,016. On the dates of the transaction, the total original cost and accumulated depreciation of these miners were $5,362,720 and $4,123,084, respectively. The Company recognized a loss of $333,620 from the sale of miners which was recorded within Net gain (loss) from disposal of property, plant and equipment. As of the date of this report, the Company has not collected the cash considerations.

Change in fair value of derivative liability

Change in fair value of derivative liability during the three months ended March 31, 2026 and 2025 were $9.3 million and $nil, respectively, related to the conversion feature of the 2030 Convertible Notes which was originally accounted for separately as a derivative liability.

Interest expense

For the three months ended March 31,2026 and 2025, interest expense was $5.1 million and $nil, respectively, primarily related to accrued interest on the Company’s 2030 Convertible Notes and 2031 Convertible Notes.

Other expense, net

For the three months ended March 31, 2026, our other expense, totaling $12.9 million, was primarily comprised of unrealized losses on digital assets held in the fund of $13.0 million, non-income foreign tax expense of $0.4 million, unrealized losses on foreign currency exchange of $0.3 million and partially offset by the interest income of $0.8 million and other miscellaneous income of $0.2 million.

For the three months ended March 31, 2025, our other expense, totaling $4.3 million, was primarily comprised of unrealized losses on digital assets held in the fund of $4.5 million, non-income state tax expense of $0.2 million and partially offset by the interest income of $0.3 million and dividend income of $0.3 million.

Income tax provisions

Provision for income taxes consists of federal, state and foreign income taxes. Our income tax provision for the three months ended March 31, 2026 is primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates, and the valuation allowance applied to the Company’s deferred tax assets in Canada, Japan, France and Hong Kong. We continue to maintain a valuation allowance against the deferred tax assets in Canada, Japan, France and Hong Kong as the Company does not expect those deferred tax assets are “more likely than not” to be realized in the near future, particularly due to the uncertainty on macroeconomy, politics and profitability of the business.

Our income tax provision was $0.4 million and $0.7 million for the three months ended March 31, 2026 and 2025, respectively. The income tax provision was lower during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to higher pretax loss, geographic mix earning impacts and Net CFC Tested Income or NCTI (a.k.a GILTI) impact. Also, in both periods presented, we were not able to benefit from current year foreign loss before taxes due to foreign valuation allowance from certain foreign operations.

Net loss and loss per share

For the three months ended March 31, 2026, our net loss was $150.3 million, representing a change of $92.6 million from a net loss of $57.7 million for the three months ended March 31, 2025.

Basic and diluted loss per share was $0.45 and $0.45 for the three months ended March 31, 2026, respectively. Basic and diluted loss per share was $0.32 and $0.32 for the three months ended March 31, 2025, respectively.

Basic and diluted weighted average number of shares was 325,638,843 and 325,638,843 for the three months ended March 31, 2026, respectively. Basic and diluted weighted average number of shares was 181,413,307 and 181,413,307 for the three months ended March 31, 2025, respectively.

Discussion of Certain Balance Sheet Items

The following table sets forth selected information from our condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025. This information should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q.

	March 31,	December 31,	Variance in
	2026	2025	Amount
ASSETS
Current Assets
Cash and cash equivalents	$79,529,572	$118,356,299	(38,826,727)
Restricted cash	4,323,022	3,856,819	466,203
Accounts receivable, net	91,724,864	23,921,591	67,803,273
USDC	191,024	484,459	(293,435)
Digital assets	294,996,104	415,734,409	(120,738,305)
Net investment in lease – current, net	3,897,530	4,260,877	(363,347)
Loans receivable	400,000	400,000	-
Other current assets, net	24,670,479	26,734,984	(2,064,505)
Total Current Assets	499,732,595	593,749,438	(94,016,843)

Non-Current Assets
Deposits for property, plant, and equipment	67,983,795	52,838,419	15,145,376
Property, plant, and equipment, net	451,969,400	360,243,018	91,726,382
Goodwill	19,809,807	20,145,663	(335,856)
Intangible assets, net	12,429,693	12,820,574	(390,881)
Right-of-use assets	30,808,084	24,654,620	6,153,464
Net investment in lease - non-current, net	9,043,622	9,686,949	(643,327)
Investment securities	56,008,172	69,120,771	(13,112,599)
Deferred tax asset	4,537,209	2,579,034	1,958,175
Other non-current assets, net	28,362,375	28,579,646	(217,271)
Total Non-Current Assets	680,952,157	580,668,694	100,283,463

Total Assets	$1,180,684,752	$1,174,418,132	6,266,620

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$8,798,632	$8,874,530	(75,898)
Current portion of deferred revenue	18,730,619	7,997,054	10,733,565
Current portion of lease liabilities	18,375,500	18,460,194	(84,694)
Income tax payable	788,157	1,546,876	(758,719)
Other payables and accrued liabilities	31,853,843	56,067,289	(24,213,446)
Total Current Liabilities	78,546,751	92,945,943	(14,399,192)

Non-Current Liabilities
Non-current portion of deferred revenue	125,776,956	71,554,398	54,222,558
Non-current portion of lease liabilities	11,307,912	5,415,458	5,892,454
Convertible note payable, net	334,189,318	110,290,945	223,898,373
Derivative liability	10,008,000	19,260,000	(9,252,000)
Deferred tax liabilities	12,170,831	9,690,586	2,480,245
Total Non-Current Liabilities	493,453,017	216,211,387	277,241,630

Total Liabilities	$571,999,768	$309,157,330	262,842,438

Cash and cash equivalents

Cash and cash equivalents primarily consist of funds deposited with banks, which are highly liquid and are unrestricted to withdrawal or use. The total balance of cash and cash equivalents were $79.5 million and $118.4 million as of March 31, 2026 and December 31, 2025, respectively. The decrease in the balance of cash and cash equivalents was a result of net cash of $105.1 million provided by financing activities, partially offset by net cash of $1.1 million used in operating activities, and net cash of $142.7 million used in investing activities.

Restricted cash

Restricted cash represents cash balances that support outstanding letters of credit to third parties related to security deposits and other purposes and are restricted from withdrawal. As of March 31, 2026 and December 31, 2025, restricted cash, which includes amounts supporting the letter of credit, was $4.3 million and $3.9 million, respectively.

Accounts receivable, net

Accounts receivable, net consists of amounts due from our customers. The total balance of accounts receivable, net was $91.7 million and $23.9 million as of March 31, 2026 and December 31, 2025, respectively. The increase in the balance of accounts receivable is attributable to unpaid invoices from our customers due to the timing of invoicing and cash collections. The increase further included activity with a new customer, including certain non-recurring charges recognized during the period.

USDC

USD Coin (“USDC”) is accounted for as a financial instrument; one USDC can be redeemed for one U.S. dollar on demand from the issuer. The balance of USDC was $0.2 million and $0.5 million as of March 31, 2026 and December 31, 2025, respectively. The decrease in the balance of USDC was primarily due to the receipt of USDC from sales of other digital assets of $0.3 million and partially offset by the payment of USDC for other expenses of $0.6 million.

Digital assets

Digital assets primarily consist of BTC and ETH. For the three months ended March 31, 2026, we earned digital assets from mining services and ETH staking services. We exchanged BTC into ETH or USDC, exchanged BTC and ETH into cash, or used BTC and ETH to pay certain operating costs and other expenses. Digital assets held are accounted for as intangible assets measured at fair value, with changes in fair value recorded in net income in each reporting period.

As compared with the balance as of December 31, 2025, the balance of digital assets as of March 31, 2026 decreased by $120.7 million, which was primarily attributable to the generation of bitcoins of $3.7 million from our mining business, generation of ETH of $2.3 million from our native staking business, partially offset by the change in fair value of $121.1 million, exchange of bitcoins of $3.4 million into cash, exchange of BTC into USDC of $0.3 million, exchange of ETH into cash of $2.0 million.

Loans receivable

Loans receivable consist of a loan issued by the Company to a third party. The total balance of loans receivable was $0.4 million and $0.4 million as of March 31, 2026 and December 31, 2025, respectively.

Net investment in lease, net

Net investment in lease, net represents the present value of the lease payments not yet received from lessee. The current and non-current balance of net investment in lease was $3.9 million and $9.0 million, respectively as of March 31, 2026 due to sales-type lease agreements as a lessor for its cloud service equipment.  The current and non-current balance of net investment in lease was $4.3 million and $9.7 million, respectively as of December 31, 2025. The decrease in the balance of net investment in lease was a result of $1.4 million of lease payments collected from equipment leasing customers, partially offset by $0.4 million in interest income earned.

Other current assets, net

Other current assets, net were $24.7 million and $26.7 million as of March 31, 2026 and December 31, 2025, respectively. The decrease in the balance of other current assets was mainly attributable to a decrease in receivable from third parties of $1.0 million, prepaid consulting service of $0.8 million, deferred contract costs of $0.4 million and deposits made to our service provider of $0.3 million, partially offset by an increase in prepayment to third parties of $0.5 million.

Deposits for property, plant, and equipment

The deposits for property, plant, and equipment consists of advance payments for property, plant, and equipment. The balance is derecognized once the control of the property, plant, and equipment is transferred to and obtained by us.

Compared with December 31, 2025, the balance as of March 31, 2026 increased $15.1 million, mainly due to the reclassification of property, plant and equipment of $6.5 million offset by the prepayment of $21.6 million for property, plant and equipment.

Property, plant, and equipment, net

Property, plant, and equipment primarily consist of service equipment used in our Cloud services and Colocation businesses, digital asset businesses, internally developed software used in our Cloud services business, and construction in progress (“CIP”) representing assets received but not yet put into service in our Cloud services and Colocation businesses.

As of March 31, 2026, we had 21,354 bitcoin miners with net book value of $19.9 million. As of December 31, 2025, we had 21,354 bitcoin miners with net book value of $23.4 million. Compared with December 31, 2025, the decrease in the net book value of our bitcoin miners from $23.4 million as of December 31, 2025 to $19.9 million as of March 31, 2026 was primarily attributable to depreciation expense recognized during the three months ended March 31, 2026.

As of March 31, 2026, the Cloud service equipment and internally developed software had a net book value, including CIP, of $100.0 million. As of December 31, 2025, the Cloud service equipment and internally developed software had a net book value, including CIP, of $124.0 million. Compared with December 31, 2025, the balance as of March 31, 2026 decreased by $24.1 million, mainly due to the sale of H200 servers with carrying value of $24.3 million.

As of March 31, 2026, the Colocation service equipment had a net book value, including CIP, of $332.0 million. As of December 31, 2025, the Colocation service equipment had a net book value, including CIP, of $212.6 million. Compared with December 31, 2025, the balance as of March 31, 2026 increased by $119.4 million, mainly due to $117.8 million of development costs for the construction of NC-1 facility as well as infrastructure costs incurred for MTL-3 in Montreal of $2.5 million, in part, by an increase in accumulated depreciation of $0.9 million.

Lease right-of-use assets and lease liabilities

As of March 31, 2026, right-of-use assets and lease liabilities were $30.8 million and $29.7 million, respectively. As of December 31, 2025, the Company’s right-of-use assets and lease liabilities were $24.7 million and $23.9 million, respectively.

The increase in right-of-use assets of $6.1 million was due to the addition of $8.1 million for five operating leases, partially offset by the amortization of the right-of-use assets totaling $1.7 million for the three months ended March 31, 2026.

The increase in lease liabilities of $5.8 million, was due to the addition of $8.1 million for five operating leases as well as increase in interest accrued on lease liabilities of $0.5 million offset by the lease payments totaling $2.6 million for the three months ended March 31, 2026.

Other non-current assets, net

Other non-current assets, net were $28.4 million as of March 31, 2026, compared to $28.6 million as of December 31, 2025, a decrease of $0.2 million. The decrease was primarily due to $0.6 million decrease in deferred contract costs due to the reclassification to other current assets partially offset by increase of $0.4 million in deposits.

Investment securities

As of March 31, 2026, our portfolio consists of investments in three funds, a privately held company via a simple agreement for future equity (“SAFE”), four privately held companies, and a publicly traded company over which the Company neither has control nor significant influence. The total balance of investment securities was $56.0 million and $69.1 million as of March 31, 2026, and December 31, 2025, respectively. The $13.1 million decrease in the balance of our investment securities was primarily driven by a downward fair value adjustment.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in relation to the Enovum acquisition. As of March 31, 2026 and December 31, 2025, the Company recorded goodwill in the amount of $19.8 million and $20.1 million, respectively, with the change attributable to foreign currency translation adjustments.

Intangible assets, net

Intangible assets pertain to customer relationships acquired in connection with the acquisition of Enovum. Refer to Note 16. Goodwill and Intangible Assets to our condensed consolidated financial statements for further information. As of March 31, 2026 and December 31, 2025, the total balance of intangible assets was $12.4 million and $12.8 million, respectively, with the change attributable to accumulated amortization.

Accounts payable

Accounts payable primarily consists of amounts due for costs related to our digital asset mining, cloud services, colocation services and ETH staking. Compared with December 31, 2025, the balance of accounts payable as of March 31, 2026 remained consistent.

Deferred revenue

As of March 31, 2026, the Company’s current and non-current portion of deferred revenue was $18.7 million and $125.8 million, respectively, compared to $8.0 million and $71.6 million, respectively, as of December 31, 2025. The increase in deferred revenue of $65.0 million reflects the recognition of $0.7 million in revenue related to the successful fulfilment of performance obligations from our cloud services and data center services, and partially offset by $65.7 million prepayments from customers for cloud services and data center services to be rendered in the future.

Other payables and accrued liabilities

Other payables and accrued liabilities were $31.9 million as of March 31, 2026, compared to $56.1 million as of December 31, 2025, a decrease of $24.2 million. The decrease was primarily due to the decrease in payables of $27.0 million related to the NC-1 facility from unpaid invoices to our vendors due to the timing of invoicing and cash payments, partially offset by deferred share based compensation liability of $3.1 million.

Convertible notes payable, net

The convertible notes payable relates to the purchase agreement entered into by the Company in connection with the issuance of its convertible senior notes.

In October 2025, the Company issued an aggregate principal amount of $150.0 million of 4.0% convertible senior notes due 2030 (the “2030 Notes”), which included the full exercise by the initial purchasers of their option to purchase up to an additional $15.0 million principal amount of the 2030 Notes.

In January 2026, the Company issued $230.0 million aggregate principal amount of 4.5% convertible senior notes due 2031 (the “2031 Notes”).

As of March 31, 2026 and December 31, 2025, the carrying amount of the Company’s convertible note payable was $334.2 million and $110.3 million, respectively. Refer to Note 12. Debt, for more information.

Derivative liability

Derivative liability relates to the conversion feature embedded in the 2030 Notes. Refer to Note 13. Fair Value of Financial Instruments, for more information.

As of March 31, 2026 and December 31, 2025, the Company’s derivative liability was $10.0 million and $19.3 million, respectively. The decrease was primarily attributable to changes in the fair value of the derivative liability during the three months ended March 31, 2026.

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

Reconciliations of Adjusted EBITDA to the most comparable U.S. GAAP financial metric for historical periods are presented in the table below:

	For the Three Months Ended March 31,
	2026	2025

Reconciliation of non-GAAP loss from operations:
Net loss	$(150,279,311)	$(57,711,645)
Depreciation and amortization expenses	10,035,581	7,241,989
Interest expense	5,084,978	-
Income tax expenses	421,523	671,716
EBITDA	(134,737,229)	(49,797,940)

Adjustments:
Net (gain) loss from disposal of property, plant and equipment	(1,821,729)	333,620
Share-based compensation expenses	15,303,825	252,390
Changes in fair value of long-term investments	13,110,707	4,692,428
Change in fair value of derivative liability	(9,252,000)	-
Adjusted EBITDA	$(117,396,426)	$(44,519,502)

Liquidity and capital resources

As of March 31, 2026, we had working capital of $421.2 million which includes USDC of $0.2 million, digital assets of $295.0 million as compared with working capital of $500.8 million as of December 31, 2025. Working capital is the difference between the Company’s current assets and current liabilities.

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

On April 29, 2025, the Company filed a registration statement on Form S-3 (No. 333-286841) with the SEC to register up to $500 million of its ordinary shares, preference shares, debt securities, warrants, units and subscription rights (the “Registration Statement”), which included a sales agreement prospectus covering the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $500 million of the Company’s ordinary shares that may be issued and sold under an At The Market Offering Agreement we entered into with H.C. Wainwright & Co., LLC, as sales agent (as amended from time to time, the “Sales Agreement”). In the first quarter of 2026, the Company sold an aggregate of 2,372,035 ordinary shares in connection with the at-the-market offering. The Company received net proceeds of $4.1 million, net of offering costs.

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

2030 Convertible notes

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

2031 Convertible notes

In January 2026, WhiteFiber issued $230.0 million aggregate principal amount of 4.50% convertible senior notes due 2031, resulting in net proceeds of approximately $102.5 million after deducting the Zero Strike Call Option premium, initial purchasers’ discounts and offering expenses. The issuance enhances its liquidity and provides additional capital to fund upcoming development projects, including construction activities and other strategic growth initiatives.

The 2031 Notes bear interest at 4.50% per annum, payable semiannually in arrears on February 1 and August 1 of each year, beginning August 1, 2026, and mature on February 1, 2031, unless earlier converted, redeemed, or repurchased. The Notes increase its long-term indebtedness and will require annual cash interest payments of approximately $10.4 million.

Iceland facility agreement

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

The Facility allows for up to two drawdowns (minimum $5 million each), with quarterly principal repayments beginning three months after initial borrowing. As of March 31, 2026, WhiteFiber had not yet drawn on the Facility. Subsequently, on April 24, 2026, WhiteFiber drew down $18 million. The Facility is secured by first-ranking security over (i) 100% of WhiteFiber’s shareholding in WhiteFiber Iceland ehf., (ii) designated assets (including GPU servers, CPU servers, IB switches and equipment accessories) at the date of the agreement, and (iii) material assets acquired thereafter (to be secured within 60 days), in each case until all obligations are fully satisfied.

Royal Bank of Canada Credit Facility

On April 27, 2026, WhiteFiber entered into an amended credit agreement with RBC. This agreement replaces the original credit agreement dated June 18, 2025, as subsequently amended on July 4, 2025. The amended credit agreement provides an authorized credit facility of CAD $28 million (approximately $20 million). The proceeds have been used as a real estate acquisition bridge loan to finance the acquisition of the MTL-3 facility, at a purchase price of CAD $24.2 million (approximately USD $17.4 million). The closing date occurred on May 8, 2026.

Additionally, RBC is providing a CAD $8 million (approximately $5.8 million) revolving facility in the form of Letters of Credit and Letters of Guarantee. The fees will be determined on a transaction-by-transaction basis, and the facility will be available for a 12-month term.

As of the reporting date, the April 27, 2026 bridge loan has been authorized and funded by RBC for the MTL-3 facility acquisition. WhiteFiber and RBC are currently in discussions regarding new syndicated credit facilities, including i) a delayed draw term loan facility of CAD $115 million (approximately $82.5 million), which includes the CAD $24.2 million (approximately $17.4 million) bridge loan ii) an accordion facility of CAD $25 million (approximately $17.9 million) and iii) the CAD $8 million (approximately $5.7million) revolving facility.

Cash flows

	For the Three Months Ended March 31,
	2026	2025
Net Cash (Used in) Provided by Operating Activities	$(1,094,839)	$17,401,915
Net Cash Used in Investing Activities	(142,685,671)	(64,961,231)
Net Cash Provided by Financing Activities	105,146,632	9,377,238

Net decrease in cash, cash equivalents and restricted cash	(38,633,878)	(38,182,078)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	273,354	535,754
Cash, cash equivalents and restricted cash, beginning of period	122,213,118	98,934,127
Cash, cash equivalents and restricted cash, end of period	$83,852,594	$61,287,803

Operating Activities

Net cash used in operating activities was $1.1 million for the three months ended March 31, 2026, derived mainly from (i) a net loss of $150.3 million for the three months ended March 31, 2026 adjusted for digital assets mined of $3.7 million from our mining services, depreciation expenses and amortization expense of $10.0 million, gain from disposal of property, plant and equipment of $1.8 million, loss on digital assets of $121.1 million, amortization of discount on debts issued of $1.8 million, share based compensation expenses of $15.3 million, changes in fair value of investment security of $13.1 million, changes in fair value of derivative liability of $9.3 million, digital assets earned from staking of $2.3 million and (ii) net changes in our operating assets and liabilities, principally comprising of an increase in digital assets and stable coins of $5.3 million, an increase in deferred revenue of $65.0 million, a decrease in accounts receivable of $67.8 million, a decrease in other payable and accrued liabilities of $0.2 million, an increase in other current assets of $1.6 million, an increase in other non-current assets of $0.2 million, an increase in right-of-use assets of $1.7 million, an increase in net investment in lease of $1.0 million, an increase in account payable of $0.1 million, an increase in deferred tax liability of $0.6 million, a decrease in income tax payable of $0.8 million and a decrease in lease liability of $1.8 million.

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

Investing Activities

Net cash used in investing activities was $142.7 million for the three months ended March 31, 2026, primarily attributable to purchases of and deposits made for property, plant, and equipment of $169.2 million, and partially offset by proceeds from disposal of property, plant and equipment of $26.5 million.

Net cash used in investing activities was $65.0 million for the three months ended March 31, 2025, primarily attributable to purchases of and deposits made for property, plant, and equipment of $65.0 million.

Financing Activities

Net cash provided by financing activities was $105.1 million for the three months ended March 31, 2025, attributable to net proceeds of $4.1 million from at-the-market offering, net proceeds of $222.1 million from convertible debt, partially offset by the purchase of zero-strike call option of $120.0 million, payment of dividends of $0.8 million and repayment of finance lease liabilities of $0.3 million.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company is exposed to market risks in the ordinary course of business, primarily related to digital asset prices, interest rates, foreign currency exchange rates, energy prices and utility risk.

Risks Regarding the Price of Ethereum (“ETH”)

The Company’s business is focused on active participation in Ethereum (“ETH”) infrastructure and staking strategies to maximize the amount of ETH we earn and hold. As of March 31, 2026, we held approximately 140,196 ETH, recognized at its fair value of $294.9 million.

The market price of ETH is highly volatile, and we cannot accurately predict future price movements. Fluctuations in the market value of ETH directly affect revenue generated from our staking operations and the fair value of our ETH holdings. In addition, any decline in the fair value of the ETH we hold would be reflected in our financial statements as a charge against net income, which could have a material adverse effect on our results of operations and the market price of our securities.

The following table presents the impact of 10% changes in the price of ETH on our ETH holdings during the applicable period:

	For the Three Months Ended March 31, 2026		For the Three Months Ended March 31, 2025
	10% Increase in Price of ETH	10% Decrease in Price of ETH	10% Increase in Price of ETH	10% Decrease in Price of ETH

Increase/ (Decrease) in Net Income	$29,491,853	$(29,491,853)	$4,455,647	$(4,455,647)

The increased sensitivity to price changes in 2026, compared with 2025, was primarily due to the increase in our ETH holdings as of March 31, 2026, relative to March 31, 2025.

Interest Rate Risk

The Company is exposed to interest rate risk primarily through its variable-rate debt obligations used to finance infrastructure development and capital expenditures. Changes in benchmark interest rates may increase future interest expense and adversely affect cash flows. In addition, fluctuations in interest rates may affect the Company’s ability to obtain financing on favorable terms and increase the cost of future borrowings. The Company monitors its interest rate exposure and may utilize financing arrangements or other risk management strategies intended to mitigate the impact of interest rate fluctuations; however, such activities may not fully offset the effects of changes in interest rates.

Foreign Currency Risk

The Company operates internationally and is exposed to foreign currency exchange rate risk arising from transactions denominated in currencies other than the U.S. dollar, including certain operating expenses, vendor payments and capital expenditures. Fluctuations in foreign currency exchange rates may adversely affect the Company’s results of operations, financial condition and cash flows. To manage a portion of this exposure, the Company may enter into derivative instruments, including foreign currency forward contracts, to reduce the impact of exchange rate fluctuations on certain foreign currency-denominated transactions. The Company’s hedging activities may not fully offset the adverse financial effects of unfavorable movements in foreign currency exchange rates.

Energy Price and Utility Risk

The Company’s cloud business and data center business are energy intensive and, in certain instances, subject to fluctuations in electricity prices and utility availability. Increases in energy costs, changes in energy market conditions or constraints on available electrical capacity could increase operating costs, adversely affect operating margins and impact the timing or ability to deploy additional infrastructure capacity.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter-ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Except as set forth herein, there have been no changes since the filing of the Company’s Form 10-K for the year ended December 31, 2025.

Bit Digital USA, Inc v. Blockfusion USA, Inc. – Superior Court of Delaware

On June 3, 2024, the Company filed suit in Delaware Superior Court against Blockfusion, Inc. (“Blockfusion”) alleging claims for breach of contract, conversion, and related claims in connection with, among other things, certain deposits and advances paid to Blockfusion, the return of which is owed to the Company. The Company was seeking in excess of $4.3 million. On October 22, 2024, Blockfusion denied the Company’s claims and brought reciprocal breach of contract and related counterclaims. Following limited discovery, the Company sought leave to file a Second Amended Complaint asserting additional tort and equitable claims, including fraud-based claims, and adding Blockfusion’s Chief Executive Officer as an individual defendant. On September 19, 2025, Blockfusion moved to dismiss the Second Amended Complaint. The Company filed its opposition to the motion on October 17, 2025, and the Court held a hearing on the motion on January 6, 2026. Following the hearing, the Court granted the motion to dismiss. The Court dismissed the claims against the individual defendant without prejudice on the ground that it lacked personal jurisdiction, and did not reach the merits of certain substantive issues raised in the motion. The Company’s contract-based claims and related claims for contractual recovery against Blockfusion were not dismissed and remain pending.

On March 18, 2026, the Company moved to dismiss some of the Blockfusion’s counterclaims. That motion remains pending and is currently set for hearing on June 12, 2026.

The litigation is ongoing and remains in an active pretrial phase. The Company seeks recovery of its original investment, allegedly improper invoice payments, unpaid contractual amounts, and other damages, and may seek equitable or other relief as the proceedings continue. The aggregate damages sought exceed $5.0 million.

Bit Digital USA, Inc. v. Alex Martini-Lo Manto, et. al. – New York Supreme Court, New York County, Commercial Division

On March 4, 2026, the Company filed suit against Alex Martini-Lo Manto, CEO of Blockfusion; and two Blockfusion-related entities alleging that the defendants had designed a Special Purpose Acquisition Company (“SPAC”) merger to avoid paying the Company for its prejudgment liabilities. The suit alleges claims under New York Uniform Voidable Transactions Act, as well as fraud claims against defendant Alex Martini-Lo Manto and other related claims.

Upon filing, the Company also moved for a preliminary injunction enjoining the SPAC transaction. On April 15, 2026, the Court denied that motion. The Company has appealed that ruling.

On April 29, 2026, Defendants moved to dismiss the Company’s claims. That motion remains pending.

The litigation is ongoing and remains in an active pretrial phase.

Bit Digital USA, Inc. v. Alex Martini-Lo Manto, et. al. – New York Supreme Court, Appellate Division, First Department

On April 22, 2026, the Company appealed the Commercial Division’s denial of the preliminary injunction. The Company also filed a request for interim appellate injunctive relief. That request and the appeal remain pending.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes from risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2025 (“Annual Report”) in response to Item 1A to PART 1 of Form 10-K. You should refer to the other information set forth in this report, including the information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as in our consolidated financial statements and the related notes. Our business prospects, financial condition or results of operations could be adversely affected by any of these risks.

Please note in considering the “Risk Factors” in Item 1A of our Annual Report that (A) notwithstanding the fact that Bit Digital, Inc. has not conducted operations in the PRC since September 30, 2021, we have previously disclosed under Risk Factors in our Annual Report. “We may be subject to fines and penalties for any noncompliance with or any liabilities in our former business in China in a certain period from now on.” Although the statute of limitations for non-compliance by our former business in the PRC is generally two years and the Company has been out of the PRC, for more than two years, the Authority may still find its prior bitcoin mining operations involved a threat to financial security. In such event, the two-year period would be extended to five years.

Please note the following in considering the risk factor in our Annual Report titled “Uncertainty in the global economy and instability within international relations, including changes in governmental policies relating to technology, and any potential downturn in the semiconductor and electronics industries, may negatively impact our business”: In addition, the recent armed conflict between the U.S. and its allies and Iran has caused a de facto closure of the Strait of Hormuz and further disruption of trade routes in the Red Sea, which has had a significant impact in the Middle East region and on global oil markets. We cannot predict the severity or length of the current conditions impacting international shipping in this region and the continuing disruption of the trade routes in the region of the Red Sea and Strait of Hormuz. Based on the complex relationship between countries involved in our supply chain, disruptions in shipping and the impact on energy prices could have a material and adverse impact on our financial condition, results of operations, and future performance.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None. Previously reported on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

On May 13, 2026, the Board of Directors of the Company adopted an amended and restated policy on insider trading (the “Amended and Restated Insider Trading Policy”). The Amended and Restated Insider Trading Policy was revised to broaden the scope of its applicability to all employees, rather than just directors, officers and other “Covered Persons” of the Company and its subsidiaries.

The foregoing description of the Amended and Restated Insider Trading Policy is not intended to be complete and is qualified in its entirety by reference to the Amended and Restated Insider Trading Policy attached as Exhibit 19.1 hereto.

Item 6. Exhibits.

(a) Exhibits.

Exhibit No.	Document Description
19.1	Insider Trading Policy***

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

31.2	Certification of PFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

32.2	Certification of PFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).**

101.SCH	Inline XBRL Taxonomy Extension Schema Document.**

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.**

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.**

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).**

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

***	Filed with this Report

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bit Digital, Inc.

Date: May 15, 2026	By:	/s/ Sam Tabar
Sam Tabar
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2026	By:	/s/ Erke Huang
Erke Huang
(Chief Financial Officer)
(Principal Accounting Officer)

Date: May 15, 2026	By:	/s/ Bryan Ng
Bryan Ng
(Principal Financial Officer)