Form 10-Q
period 2026-06-30
Bit Digital, Inc
filed 2026-08-13
CIK 1710350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from __________ to __________

Commission file number: 001-38421

BIT DIGITAL, INC.
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1606989
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

31 Hudson Yards, Floor 11, New York, NY	10001
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (212) 463-5121

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Ordinary Shares, $0.01 par value	BTBT	The Nasdaq Stock Market LLC

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

Applicable only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date: 360,633,503 Ordinary Shares as of August 10, 2026.

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

Item 1. Financial Statements and Supplementary Data

BIT DIGITAL, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2026 and December 31, 2025

(Expressed in thousands, except for the number of shares)

	June 30,	December 31,
	2026	2025
		(audited)
ASSETS
Current Assets
Cash and cash equivalents	$83,555	$118,356
Restricted cash	4,313	3,857
Accounts receivable, net	23,243	23,922
USDC	408	484
Net investment in lease – current, net	2,573	4,261
Loans receivable	400	400
Digital asset collateral receivable	105,616	-
Other current assets, net	25,343	26,735
Total Current Assets	245,451	178,015

Non-Current Assets
Deposits for property, plant, and equipment	33,500	52,838
Property, plant, and equipment, net	667,574	360,243
Goodwill	19,402	20,146
Digital assets	120,149	415,734
Digital intangible assets	27,600	-
Intangible assets, net	12,001	12,821
Operating lease right of use assets, net	16,925	12,053
Finance lease right of use assets, net	-	12,602
Net investment in lease - non-current, net	8,375	9,687
Investment securities	47,890	69,121
Deferred tax assets	7,564	2,578
Other non-current assets, net	29,463	28,580
Total Non-Current Assets	990,443	996,403

Total Assets	$1,235,894	$1,174,418

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$14,319	$8,875
Current portion of deferred revenue	17,909	7,997
Current portion of operating lease liabilities	5,455	5,549
Current portion of finance lease liabilities	-	12,911
Short-term debt and current portion of long-term debt, net	78,436	-
Income tax payable	367	1,547
Other payables and accrued liabilities	46,019	56,067
Total Current Liabilities	162,505	92,946

Non-Current Liabilities
Non-current portion of deferred revenue	125,201	71,554
Non-current portion of operating lease liabilities	10,232	5,415
Long-term debt, net	25,464	-
Convertible notes payable, net	336,155	110,291
Derivative liability	23,975	19,260
Deferred tax liabilities	13,951	9,691
Other long-term liabilities	6,279	-
Total Non-Current Liabilities	541,257	216,211

Total Liabilities	703,762	309,157

Commitments and Contingencies – Note 22

Bit Digital Shareholders’ Equity
Preference shares, $0.01 par value, 10,000,000 and 10,000,000 shares authorized, 1,000,000 and 1,000,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	9,050	9,050
Ordinary shares, $0.01 par value, 1,000,000,000 and 1,000,000,000 shares authorized, 354,929,291 and 324,322,214 shares issued, 354,799,305 and 324,192,228 shares outstanding as of June 30, 2026 and December 31, 2025, respectively	3,549	3,243
Treasury stock, at cost, 129,986 and 129,986 shares as of June 30, 2026 and December 31, 2025, respectively	(1,172)	(1,172)
Additional paid-in capital	818,218	890,068
Accumulated deficit	(433,206)	(178,526)
Accumulated other comprehensive (loss) income	(1,276)	1,331
Total Bit Digital Shareholders’ Equity	395,163	723,994
Non-controlling Interests	136,969	141,267
Total Equity	532,132	865,261
Total Liabilities and Equity	$1,235,894	$1,174,418

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIT DIGITAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2026 and 2025

(Expressed in thousands, except for the number of shares)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

Revenues
Digital asset mining	$2,371	$6,632	$6,076	$14,409
Cloud services	23,806	16,595	40,573	31,438
Colocation services	4,726	1,729	9,500	3,367
ETH staking	903	365	3,200	926
Other	307	338	690	618
Total revenues	32,113	25,659	60,039	50,758

Operating costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown below)
Digital asset mining	(1,761)	(6,076)	(5,012)	(12,199)
Cloud services	(9,963)	(6,391)	(16,742)	(12,479)
Colocation services	(1,746)	(688)	(3,699)	(1,200)
ETH staking	(42)	(30)	(163)	(62)
Depreciation and amortization expenses	(10,088)	(8,224)	(20,124)	(15,466)
Impairment of capitalized software assets	(5,006)	-	(5,006)	-
General and administrative expenses	(22,568)	(19,667)	(50,195)	(27,937)
(Losses) gains on digital assets	(28,841)	27,155	(149,911)	(22,051)
Gains on digital intangible assets	11,324	-	11,324	-
Impairment on digital intangible assets	(46,035)	-	(46,035)	-
Total operating expenses	(114,726)	(13,921)	(285,563)	(91,394)

(Loss) income from operations	(82,613)	11,738	(225,524)	(40,636)

Net gain (loss) from disposal of property and equipment	-	-	1,822	(334)
Change in fair value of derivative liability	(13,967)	-	(4,715)	-
Interest expense	(8,062)	-	(13,147)	-
Other (expense) income, net	(8,484)	4,727	(21,417)	395
Total other (expense) income, net	(30,513)	4,727	(37,457)	61

(Loss) income before income taxes	(113,126)	16,465	(262,981)	(40,575)

Income tax benefit (expenses)	1,460	(1,592)	1,038	(2,263)
Net (loss) income	$(111,666)	$14,873	$(261,943)	$(42,838)
Net loss attributable to noncontrolling interest	(4,454)	-	(8,064)	-
Net (loss) income attributable to Bit Digital shareholders	$(107,212)	$14,873	$(253,879)	$(42,838)

Weighted average number of ordinary share outstanding
Basic	350,018,575	206,889,826	337,998,729	194,355,223
Diluted	350,018,575	208,817,806	337,998,729	194,355,223

(Loss) earnings per share
Basic	$(0.31)	$0.07	$(0.75)	$(0.22)
Diluted	$(0.31)	$0.07	$(0.75)	$(0.22)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIT DIGITAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

For the Three and Six Months Ended June 30, 2026 and 2025

(Expressed in thousands, except for the number of shares)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

Net (loss) income	$(111,666)	$14,873	$(261,943)	$(42,838)

Other comprehensive (loss) income
Foreign currency translation adjustment	(1,407)	3,428	(2,607)	2,924
Comprehensive (loss) income	(113,073)	18,301	(264,550)	(39,914)
Comprehensive loss attributable to noncontrolling interests	(5,163)	-	(9,349)	-
Comprehensive (loss) income attributable to Bit Digital shareholders	$(107,910)	$18,301	$(255,201)	$(39,914)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIT DIGITAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three and Six Months Ended June 30, 2026 and 2025

(Expressed in thousands, except for the number of shares)

	Preference Shares		Ordinary Shares		Treasury		Additional paid-in	Retained Earnings (Accumulated	Accumulated other comprehensive	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Par Value	Shares	Amount	capital	deficit)	(loss) income	interest	Equity
Balances, December 31, 2024	1,000,000	$9,050	179,125,205	$1,793	(129,986)	$(1,172)	$553,583	$(98,209)	$(1,565)	$-	$463,480
Share-based compensation expense	-	-	-	-	-	-	219	-	-	-	219
Issuance of ordinary shares/At-the-market offering, net of offering costs	-	-	3,149,887	31	-	-	10,146	-	-	-	10,177
Share-based compensation in connection with issuance of ordinary shares to employees	-	-	21,250	-	-	-	48	-	-	-	48
Share-based compensation in connection with issuance of ordinary shares to consultants	-	-	450,000	5	-	-	1,638	-	-	-	1,643
Share-based compensation in connection with issuance of ordinary shares to director	-	-	20,000	-	-	-	68	-	-	-	68
Other comprehensive loss	-	-	-	-	-	-	-	-	(505)	-	(505)
Net loss	-	-	-	-	-	-	-	(57,711)	-	-	(57,711)
Balances, March 31, 2025	1,000,000	$9,050	182,766,342	$1,829	(129,986)	$(1,172)	$565,702	$(155,920)	$(2,070)	$-	$417,419
Share-based compensation expense	-	-	-	-	-	-	5,819	-	-	-	5,819
Issuance of ordinary shares/At-the-market offering, net of offering costs	-	-	25,504,699	255	-	-	48,056	-	-	-	48,311
Issuance of ordinary shares/public offering, net of offering costs	-	-	75,000,000	750	-	-	140,875	-	-	-	141,625
Share-based compensation in connection with issuance of ordinary shares to consultants	-	-	250,000	3	-	-	545	-	-	-	548
Share-based compensation in connection with issuance of ordinary shares to employees	-	-	531,250	5	-	-	1,161	-	-	-	1,166
Other comprehensive income	-	-	-	-	-	-	-	-	3,428	-	3,428
Net income	-	-	-	-	-	-	-	14,873	-	-	14,873
Balances, June 30, 2025	1,000,000	$9,050	284,052,291	$2,842	(129,986)	$(1,172)	$762,158	$(141,047)	$1,358	$-	$633,189

Balances, December 31, 2025	1,000,000	$9,050	324,192,228	$3,243	(129,986)	$(1,172)	$890,068	$(178,526)	$1,331	$141,267	$865,261
Share-based compensation expense	-	-	-	-	-	-	4,139	-	-	-	4,139
Issuance of ordinary shares/At-the-market offering, net of offering costs	-	-	2,372,035	24	-	-	4,084	-	-	-	4,108
Declaration of dividends to preferred shareholders	-	-	-	-	-	-	-	(800)	-	-	(800)
Changes in ownership interests in a subsidiary - settlement of subsidiary RSUs	-	-	-	-	-	-	(2,397)	-	-	2,397	-
Purchase of zero-strike call options in connection with issuance of convertible notes	-	-	-	-	-	-	(120,000)	-	-	-	(120,000)
Share-based compensation in connection with issuance of ordinary shares to employees	-	-	4,849,374	49	-	-	7,934	-	-	-	7,983
Share-based compensation in connection with issuance of ordinary shares to director	-	-	21,097	-	-	-	50	-	-	-	50
Other comprehensive loss	-	-	-	-	-	-	-	-	(1,200)	(576)	(1,776)
Net loss	-	-	-	-	-	-	-	(146,668)	-	(3,610)	(150,278)
Balances, March 31, 2026	1,000,000	$9,050	331,434,734	$3,316	(129,986)	$(1,172)	$783,878	$(325,994)	$131	$139,478	$608,687
Share-based compensation expense	-	-	-	-	-	-	2,094	-	-	-	2,094
Issuance of ordinary shares/At-the-market offering, net of offering costs	-	-	22,997,224	230	-	-	34,245	-	-	-	34,475
Changes in ownership interests in a subsidiary - settlement of subsidiary RSUs	-	-	-	-	-	-	(2,654)	-	-	2,654	-
Share-based compensation in connection with issuance of ordinary shares to consultants	-	-	75,000	-	-	-	118	-	-	-	118
Share-based compensation in connection with issuance of ordinary shares to employees	-	-	271,250	3	-	-	487	-	-	-	490
Share-based compensation in connection with issuance of ordinary shares to director	-	-	21,097	-	-	-	50	-	-	-	50
Other comprehensive loss	-	-	-	-	-	-	-	-	(1,407)	(709)	(2,116)
Net loss	-	-	-	-	-	-	-	(107,212)	-	(4,454)	(111,666)
Balances, June 30, 2026	1,000,000	$9,050	354,799,305	$3,549	(129,986)	$(1,172)	$818,218	$(433,206)	$(1,276)	$136,969	$532,132

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIT DIGITAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2026 and 2025

(Expressed in thousands, except for the number of shares)

	For the Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(261,943)	$(42,838)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expenses	20,124	15,466
Impairment of capitalized software assets	5,006	-
(Gain) Loss from disposal of property, plant, and equipment	(1,822)	334
Amortization of discount on debts issued	4,215	-
Losses on digital assets	149,911	22,051
Share-based compensation expenses	19,625	7,143
Changes in fair value of investment security	21,228	876
Changes in fair value of derivative liability	4,715	-
Current expected credit losses	2,212	-
Digital assets mined	(6,076)	(14,409)
Digital assets earned from staking	(3,200)	(926)
Impairment of digital intangible assets	46,035	-
Gain on digital intangible assets	(11,324)	-
Changes in operating assets and liabilities:
Digital assets and stable coins	(20,169)	53,985
Right-of-use assets	2,926	2,440
Deferred revenue	63,608	(19,040)
Lease liabilities	(3,286)	(2,288)
Other current assets	925	3,930
Other non-current assets	(894)	1,576
Accounts receivable	(1,561)	(1,187)
Accounts payable	5,912	(258)
Other payables and accrued liabilities	4,154	5,266
Net investment in lease	1,965	1,342
Other long-term liabilities	6,279	(393)
Income tax payable	(1,180)	341
Deferred tax liabilities	(615)	1,687

Net Cash Provided by Operating Activities	46,770	35,098

Cash Flows from Investing Activities:
Purchases of and deposits made for property, plant and equipment	(344,712)	(147,145)
Investment in equity securities	-	(2,002)
Proceeds from disposal of property, plant and equipment	26,483	906
Proceeds from disposal of digital assets	5,772	-
Net Cash Used in Investing Activities	(312,457)	(148,241)

Cash Flows from Financing Activities:
Net proceeds from issuance of ordinary shares for public offering	-	141,625
Net proceeds from issuance of ordinary shares/At-the-market offering	38,583	58,489
Net proceeds from issuance of convertible debts	222,118	-
Net proceeds from issuance of debts	103,431	-
Purchase of zero-strike call option	(120,000)	-
Payment of dividends	(800)	(800)
Repayment of finance lease liabilities	(12,599)	-
Net Cash Provided by Financing Activities	230,733	199,314

Net (decrease) increase in cash, cash equivalents and restricted cash	(34,954)	86,171
Effect of exchange rate changes on cash, cash equivalents and restricted cash	609	(204)
Cash, cash equivalents and restricted cash, beginning of period	122,213	98,934
Cash, cash equivalents and restricted cash, end of period	$87,868	$184,901

Supplemental Cash Flow Information
Cash paid for interest expense	$3,107	$-
Cash paid for income taxes, net of (refunds)	$1,221	$225

Non-cash Transactions of Investing and Financing Activities
Right of use assets exchanged for operating lease liabilities	$8,305	$31,193
Reclassification of deposits to property, plant and equipment	$57,765	$97,296
Issuance of subsidiary shares to employees in settlement of RSUs	$5,051	$-
Net investment in sales-type lease of equipment	$1,051	$-
Construction in progress included in other payables and accrued liabilities	$(21,486)	$-
Digital assets, pledged as collateral	$105,616	$-
ETH exchanged for LsETH	$167,928	$-
Extinguishment of financing lease by acquiring underlying assets	$12,472	$-

Reconciliation of cash, cash equivalents and restricted cash

	June 30,	December 31,
	2026	2025
Cash and cash equivalents	$83,555	$118,356
Restricted cash	4,313	3,857
Cash, cash equivalents and restricted cash	$87,868	$122,213

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIT DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

Bit Digital, Inc. (“BTBT” or the “Company”), is a holding company incorporated on February 17, 2017, under the laws of the Cayman Islands. The Company is a strategic asset company (SAC) owning productive infrastructure which is focused on long-term NAV per share growth by generating yield, usage and participation, and building operating capabilities around those assets as they compound over time. Through its majority ownership in WhiteFiber, Inc. (Nasdaq: WYFI), the Company engages in AI compute and data center infrastructure. WhiteFiber provides scalable energy and dense capacity for AI and HPC workloads. The Company continues to wind down the digital asset mining business.

On August 15, 2024, WhiteFiber, Inc. (f/k/a Celer, Inc.) (“WhiteFiber”) was incorporated to support the Company’s generative artificial intelligence (“AI”) workstreams. WhiteFiber was 100% owned by the Company until August 6, 2025 when the Contribution Agreement became effective (See Note 21. Related Parties).

On August 8, 2025, WhiteFiber completed its initial public offering (“IPO”) of its ordinary shares. Prior to the consummation of the IPO, the Company entered into a contribution agreement (the “Contribution Agreement”) with WhiteFiber, pursuant to which the Company contributed (the “Contribution”) its HPC business through the transfer of 100% of the capital shares of its cloud services subsidiary, WhiteFiber AI, Inc. and its wholly-owned subsidiaries WhiteFiber HPC, Inc., WhiteFiber Canada, Inc., WhiteFiber Japan G.K. and WhiteFiber Iceland, ehf, to WhiteFiber in exchange for 27,043,749 ordinary shares of WhiteFiber (the “Reorganization”). Pursuant to the Contribution Agreement, the transfer was accounted for as a common control transaction immediately prior to the IPO. The Contribution became effective on August 6, 2025, when the registration statement on Form S-1, as amended (File No. 333-288650), of WhiteFiber was declared effective by the U.S. Securities and Exchange Commission (the “SEC”). WhiteFiber AI became a wholly-owned subsidiary of WhiteFiber and the Company became the direct shareholder of WhiteFiber after the Reorganization. As of the date of this Form 10-Q, the Company owns approximately 69.6% of WhiteFiber. (See Note 21. Related Parties)

On November 28, 2025, the Company acquired all the shares of Financière Louis David (“FLD”), a France-based company structured as a Société par Actions Simplifiée (SAS), is a holding/management company that primarily engages in business consulting and management advisory activities. FLD is the general partner (associé commandité) of Financière Marjos SCA (“Financière Marjos” or “FM”), a France-based company listed on the Euronext Paris stock exchange (Euronext: FINM), is a holding and investment company that creates, acquires, and manages diverse businesses and provides financial and administrative services through subsidiaries and holdings. FLD then held 15.9% of the shares composing the FM’s share capital. The Company has directly acquired a further 9.1% of the FM’s share capital from three selling shareholders. As a result of the transactions, the Company holds, directly and indirectly, a number of shares representing 25% of the shares of the Financière Marjos. Following the acquisition, FLD was renamed Bit Digital Europe Holding (“BDEH”).

The accompanying unaudited condensed consolidated financial statements reflect the activities of the Company and each of the following entities:

Name	Background		Ownership
Bit Digital USA, Inc. (“BT USA”)	●	A United States company	100% owned by Bit Digital, Inc.
	●	Incorporated on September 1, 2020
	●	Engaged in digital asset mining business

Bit Digital Capital, Inc. (“BT Capital”)	●	A Delaware corporation	100% owned by Bit Digital, Inc.
	●	Incorporated on April 6, 2026
	●	Engaged in treasury management activities

Bit Digital Canada, Inc. (“BT Canada”)	●	A Canadian company	100% owned by Bit Digital, Inc.
	●	Incorporated on February 23, 2021
	●	Engaged in digital asset mining business
	●	Dormant and previously engaged in digital asset mining-related business

Bit Digital Hong Kong Limited (“BT HK”)	●	A Hong Kong company	100% owned by Bit Digital, Inc.
	●	Acquired on April 8, 2020
	●	Dormant and previously engaged in digital asset mining-related business

Bit Digital Strategies Limited (“BT Strategies”)	●	A Hong Kong company	100% owned by Bit Digital, Inc.
	●	Incorporated on June 1, 2021
	●	Engaged in treasury management activities

Bit Digital Singapore Pte. Ltd. (“BT Singapore”)	●	A Singapore company	100% owned by Bit Digital, Inc.
	●	Incorporated on July 1, 2021
	●	Engaged in digital asset staking activities

Bit Digital Europe Holding	●	A France company	100% owned by Bit Digital, Inc.
(formerly known as Financière Louis David (“FLD”))	●	Incorporated on October 18, 2005 Engaged in business consulting and other management consulting services

Financière Marjos SCA	●	A France company	25% owned by Bit Digital, Inc.
(“Financière Marjos” or “FM”)	●	Incorporated on January 1, 2000 Engaged in investment holding and management company

WhiteFiber, Inc. (f/k/a Celer, Inc.)	●	A Cayman Islands exempted company	69.6% owned by Bit Digital, Inc.(1)
(“WhiteFiber”)	●	Incorporated on August 15, 2024
	●	Engaged in HPC business

(1)	Upon the completion of the WhiteFiber IPO on August 8, 2025, Bit Digital owned approximately 71.5% of the ordinary shares of WhiteFiber. As of June 30, 2026, the ownership percentage has decreased to approximately 69.6% as a result of ordinary shares issued upon the conversion of WhiteFiber restricted share units and the redemption of exchangeable shares.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The interim unaudited condensed consolidated financial statements are prepared and presented in accordance with accounting principles generally accepted in the United States (“US GAAP”). Unless otherwise indicated, amounts are stated in thousands of U.S. dollars, except for share, per share data, miner quantities; digital assets quantities and prices.

The unaudited condensed consolidated financial information as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025 has been prepared without audit, pursuant to the rules and regulations of the SEC and pursuant to Regulation S-X. Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with US GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim financial information should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended December 31, 2025, which was filed with the SEC on March 27, 2026.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which are necessary for a fair presentation of financial results for the interim periods presented. The Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements have been prepared using the same accounting policies as used in the preparation of the Company’s consolidated financial statements for the year ended December 31, 2025. The results of operations for the three and six months ended June 30, 2026, and 2025 are not necessarily indicative of the results for the full years.

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

Use of estimates

In preparing the condensed consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information as of the date of the condensed consolidated financial statements. Significant estimates required to be made by management include, but are not limited to, the valuation of digital assets and other current assets, useful lives of property, plant, and equipment, impairment of long-lived assets, intangible assets and goodwill, valuation of assets and liabilities acquired in business combinations, provision necessary for contingent liabilities and realization of deferred tax assets. Actual results could differ from those estimates.

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

Fair value of digital assets is based on Level 1 inputs as these were based on observable quoted prices in the Company’s principal market for identical assets. The fair value of the Company’s other financial instruments, including cash and cash equivalents, restricted cash, loans receivable, deposits, accounts receivable, other receivables, accounts payable, and other payables, approximate their fair values because of the short-term nature of these assets and liabilities. Non-financial assets, such as intangible assets, right-of-use assets, and property, plant and equipment, are adjusted to fair value when there is an indication of impairment and the carrying amount exceeds the asset’s projected undiscounted cash flows. These assets are recorded at fair value only upon recognition of an impairment charge.

Fair value of the Company’s convertible notes payable was estimated using quoted market prices for the notes in markets that are not considered active, which represent Level 2 measurements within the fair value hierarchy.

Fair value of the embedded conversion feature at issuance of the convertible notes and each reporting period was estimated based on significant inputs that are unobservable in the market, which represent Level 3 measurements within the fair value hierarchy.

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

Digital assets holdings

The Company’s digital assets primarily include bitcoin and ETH. Digital assets are included in non-current assets on consolidated balance sheets due to the Company’s intent to retain and hold the majority of its digital assets on a long-term basis. The Company distinguishes between digital assets which fall within the scope of ASC 350-60 and those which do not. The Company refers to digital assets which fall within the scope of ASC 350-60 (e.g., bitcoin and ETH) as “crypto assets.” Digital assets which do not fall within the scope of ASC 350-60, Accounting for and Disclosure of Crypto Assets, are referred to as “digital intangible assets.”

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

The Company recognizes mining revenue by utilizing the spot price of Bitcoin determined using Coinbase at 0:00:00 UTC on the date of contract inception. The Company recognizes staking revenue at the fair value of the ETH received at contract inception, measured using quoted prices on the Coinbase exchange.

Purchases and sales of digital assets by the Company are included within investing activities on the accompanying consolidated statements of cash flows and digital assets awarded to the Company through its mining activities and staking activities are included within operating activities on the accompanying consolidated statements of cash flows. Deposits of ETH into liquid staking, receipt of ETH from unstaking and redemption of receipt tokens, are presented as within non-cash investing activities in the condensed statements of cash flows. The changes of digital assets are included within operating activities in the accompanying consolidated statements of cash flows. After adopting ASU 2023-08, changes in fair value and realized gains or losses are now reported as “gains (losses) on digital assets” in the consolidated statements of operations. Prior to this adoption, realized gains or losses were reported as “realized gains (losses) on exchange of digital assets” in the consolidated statements of operations. The Company accounts for its gains or losses in accordance with the first-in first-out method of accounting.

Digital Asset Collateral Receivable

The Digital Asset Collateral Receivable represents the Company’s contractual right to receive an equivalent quantity and type of digital assets pledged as collateral under borrowing arrangements in which the counterparty has the contractual right to sell, pledge, rehypothecate, assign, invest, use, commingle or otherwise dispose of the pledged digital assets during the term of the arrangement. Upon transfer of the collateral, the Company derecognizes the pledged digital assets as control has transferred to the counterparty and recognizes a Digital Asset Collateral Receivable representing its contractual right to receive fungible digital assets of the same type upon settlement of the related borrowing arrangement.

The Digital Asset Collateral Receivable is initially measured at the fair value of the digital assets transferred as collateral on the transfer date. Any difference between the carrying amount of the transferred digital assets and the initial measurement of the receivable is recognized in the consolidated statements of operations as an impairment loss or realized gain on transfer, as applicable. Thereafter, the Digital Asset Collateral Receivable is measured at amortized cost. The value and activity relating to the Digital Asset Collateral Receivable are disclosed in Note 7 – Digital Asset Collateral Receivable.

The Digital Asset Collateral Receivable is classified as current or non-current based on the expected timing of settlement under the related borrowing arrangement. For borrowing arrangements that are repayable on demand or otherwise expected to be settled within twelve months, the Digital Asset Collateral Receivable is classified as a current asset.

At inception and throughout the term of the arrangement, the Company evaluates the collectability of the Digital Asset Collateral Receivable in accordance with ASC 326, Financial Instruments—Credit Losses. The Digital Asset Collateral Receivable is presented net of any allowance for expected credit losses. The Company applies the current expected credit loss (“CECL”) model and estimates lifetime expected credit losses by considering the creditworthiness of the counterparty, the contractual terms of the borrowing arrangement, current economic conditions, reasonable and supportable forecasts, and other qualitative and quantitative factors relevant to the collectability of the receivable. Based on these assessments, management records an allowance for expected credit losses when necessary. For the periods presented, no allowance for expected credit losses was considered necessary.

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

Below is the roll forward of the balance of deposits for PP&E for the six months ended June 30, 2026 and for the year ended December 31, 2025 respectively.

	June 30,	December 31,
	2026	2025
Opening balance	$52,838	$39,060
Reclassification to PP&E	(57,765)	(138,572)
Addition of deposits for PP&E	38,427	152,350
Ending balance	$33,500	$52,838

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

Estimated Useful Life
Digital asset miners	3 years
Cloud service equipment	5 years
Colocation service equipment	10 to 15 years
Building	20 to 25 years
Leasehold improvements	15 years
Purchased and internally developed software	1 to 5 years
Vehicle	5 years
Other property and equipment	20% to 30%

Land acquired by the Company has an unlimited useful life and therefore is not depreciated.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. Goodwill is not subject to amortization, and instead, assessed for impairment annually at the end of each fiscal year, or more frequently when events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount in accordance with ASC 350 - Intangibles - Goodwill and Other.

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

Intangible assets with finite lives are comprised of customer relationships and are amortized on a straight-line basis over their estimated useful lives. The Company assesses the appropriateness of finite-lived classification at least annually. Additionally, the carrying value and remaining useful lives of finite-lived assets are reviewed annually to identify any circumstances that may indicate potential impairment or the need for a revision to the amortization period. A finite-lived intangible asset is considered to be impaired if its carrying value exceeds the estimated future undiscounted cash flows expected to be generated from it. We apply judgment in selecting the assumptions used in the estimated future undiscounted cash flow analysis. Impairment is measured by the amount that the carrying value exceeds fair value. The useful lives of customer relationships is 19 years.

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

Investment securities

As of June 30, 2026 and December 31, 2025, investment securities represent the Company’s investments in three funds, a privately held company via a simple agreement for future equity (“SAFE”), four privately held companies, and a publicly traded company over which the Company neither has control nor significant influence through investments in ordinary shares or preferred shares.

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

Investment in SAFE

SAFE investments provide the Company with the right to participate in future equity financing of preferred stock. The Company accounted for this investment under ASC 320, Investments - Debt Securities and elected the fair value option for the SAFE investment under ASC 825, Financial Instruments, which requires financial instruments to be remeasured to fair value each reporting period, with changes in fair value recorded in the condensed consolidated statements of operations. The fair value estimate includes significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.

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

On July 1, 2024, the Company entered into a share purchase agreement with Pleasanton Ventures Limited (“Pleasanton Ventures”) for the disposition of Bit Digital Innovation Master Fund SPC Ltd and Bit Digital Investment Management Limited. Upon the disposition, the Company no longer has a controlling financial interest in the Fund and therefore deconsolidated the Fund in accordance with ASC 810 – “Consolidation” (“ASC 810”). The Company did not record any gain or loss upon deconsolidation as the digital assets in the Fund were measured at fair value. Subsequently, the investment in the Fund is included under the caption “Investment securities” as Investment in Innovation Fund. Refer to Note 11. Investment Securities for more information.

Leases

The Company determines whether an arrangement contains a lease at the inception of the arrangement. If a lease is determined to exist, the term of such lease is assessed based on the date on which the underlying asset is made available for the Company’s use by the lessor. The Company’s assessment of the lease term reflects the non-cancellable term of the lease, inclusive of any rent-free periods and/or periods covered by early-termination options which the Company is reasonably certain of not exercising, as well as periods covered by renewal options which the Company is reasonably certain of exercising. The Company also determines lease classification as either operating or finance at lease commencement, which governs the pattern of expense recognition and the presentation reflected in the condensed consolidated statements of operations over the lease term.

For leases with a term exceeding 12 months, a lease liability is recorded on the Company’s condensed consolidated balance sheet at lease commencement reflecting the present value of its fixed minimum payment obligations over the lease term, and the purchase price if the Company is reasonably certain to exercise a purchase option. A corresponding lease right-of-use asset equal to the initial lease liability is also recorded, adjusted for any prepayment and/or initial direct costs incurred in connection with execution of the lease and reduced by any lease incentives received. For purposes of measuring the present value of its fixed payment obligations for a given lease, the Company uses its incremental borrowing rate, determined based on information available at lease commencement, as rates implicit in its leasing arrangements are typically not readily determinable. The Company’s incremental borrowing rate reflects the rate it would pay to borrow on a secured basis and incorporates the term and economic environment of the associated lease. Variable lease costs are recognized in the period in which the obligation for those payments is incurred and not included in the measurement of right-of-use assets and lease liabilities.

For the Company’s operating leases, fixed lease payments are recognized as lease expense on a straight-line basis over the lease term. For leases with a term of 12 months or less, any fixed lease payments are recognized on a straight-line basis over the lease term and are not recognized on the Company’s condensed consolidated balance sheet as an accounting policy election. Leases qualifying for the short-term lease exception were insignificant.

For finance leases where the Company is the lessee, the Company recognizes a right-of-use assets and a corresponding lease liability at lease commencement, measured in a manner consistent with operating leases. Subsequently, fixed lease payments are recognized as amortization of the right-of-use asset and interest expense is recognized on the outstanding lease liability using the effective interest method. Finance lease right-of-use assets are amortized into depreciation and amortization expense on a straight-line basis over the lease term or, if the lease transfers ownership of the underlying asset to the Company, the life of the leased asset.

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

Debt

Notes and Loans Payable (short-term and long-term debt)

Notes and loans payable are presented as short-term and long-term debt in the consolidated balance sheet and recognized initially at the amount of proceeds received, net of related debt discount and debt issuance costs, and are subsequently measured at amortized cost using the effective interest method. Interest expense is recognized in the condensed consolidated statements of operations over the term of the related debt. Notes and loans payable are classified as current or long-term debt liabilities based on their contractual maturities, or earlier if a default, cross-default, or other contractual provision entitles the lender to accelerate repayment within twelve months of the balance sheet date.

Convertible notes payable

The Company accounts for its convertible note under ASC 470-20, Debt with Conversion and Other Options and ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity and/or ASC 815, depending on the specific terms of the debt agreement.

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

Collateralized borrowings

Collateralized borrowings represent financing arrangements under which the Company obtains funding secured by its liquid staked ETH (“LsETH”). Upon inception of a collateralized borrowing arrangement, the Company recognizes a loan payable equal to the proceeds received, net of any applicable debt issuance costs.

Subsequent to initial recognition, the loan payable is measured at amortized cost using the effective interest method. Interest expense, including the amortization of any debt discount or debt issuance costs, is recognized over the period the borrowing is outstanding. Accrued but unpaid interest is recognized as interest payable until settlement.

The Company’s collateralized borrowings are secured by LsETH pledged to the lender. When the Company determines that control of the pledged collateral has transferred to the lender, the pledged LsETH is derecognized and a collateral receivable is recognized in accordance with the Company’s accounting policy for pledged digital assets. Changes in the accounting for the pledged collateral do not affect the recognition, measurement or presentation of the related loan payable.

The Company’s collateralized borrowing arrangements may require the Company to maintain collateral at specified contractual collateralization levels. Accordingly, the Company may be required to pledge additional collateral or may receive the return of previously pledged collateral based on changes in the fair value of the pledged digital assets.

The Company’s collateralized borrowings are evergreen facilities that may be called by the lender upon seven days’ notice or repaid by the Company at any time in accordance with the applicable loan agreements. Because the Company does not have an unconditional right to defer settlement of these borrowings for at least one year after the balance sheet date, the related loan payable is classified as a current liability in the consolidated balance sheets.

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

Deferred revenue

Deferred revenue primarily pertains to prepayments received from customers for services that have not yet commenced as of June 30, 2026. Deferred revenues are recognized as revenue when recognition criteria have been met.

Remaining performance obligation

Remaining performance obligations represent the transaction price of contracts for work that have not yet been performed. The amount represents estimated revenue expected to be recognized in the future related to the unsatisfied portion of the performance obligation.

Cost of revenue

The Company’s cost of revenue consists primarily of (i) direct production costs related to mining operations, including electricity costs, profit-sharing fees/variable performance fees and/or other relevant costs paid to our hosting facilities, (ii) direct production costs related to our cloud services, including electricity costs, data center lease costs, data center employees’ wage expenses and other relevant costs, (iii) direct production costs related to our colocation services, including electricity costs, lease costs, and other relevant costs, and (iv) direct costs related to ETH staking business, including service fees payable to the service provider.

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

Income taxes

We account for current and deferred income taxes in accordance with the authoritative guidance, which requires that the income tax impact to be recognized in the period in which the law is enacted. Current income tax expense represents taxes paid or payable for the current period. Deferred tax assets and liabilities are recognized using enacted tax rates for the future tax impact of temporary differences between the financial statement and tax bases of recorded assets and liabilities. A valuation allowance is recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized based on historical and projected future taxable income over the periods in which the temporary differences are expected to be recovered or settled on each jurisdiction.

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

Reclassification

Certain items in the financial statements of the comparative period have been reclassified to conform to the financial statements for the current period. The reclassification has no impact on the total assets and total liabilities as of June 30, 2026 or on the statements of operations for the three and six months ended June 30, 2026.

Recent accounting pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequences of the change to its condensed consolidated financial statements and assures that there are proper controls in place to ascertain that the Company’s condensed consolidated financial statements properly reflect the change.

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

In May 2025, FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (“ASU 2025-03”), which amends the guidance for identifying the accounting acquirer in transactions involving the acquisition of a variable interest entity that meets the definition of a business. The new standard is effective for the Company for its annual periods beginning January 1, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard.

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

The Company is a strategic asset company (SAC) focused on active participation in Ethereum (ETH) infrastructure while winding down its digital asset mining business and through its majority-owned subsidiary, WhiteFiber, high performance computing (“HPC”) business, including cloud services and colocation services through its operation of HPC data centers.

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

Disaggregation of revenues

Revenue disaggregated by reportable segment is presented in Note 20. Segment Reporting.

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

Contract inception and the Company’s enforceable right to consideration begin when the Company commences providing hash calculation services to the mining pool operators. Each party to the contract has the unilateral right to terminate the contract at any time without any compensation to the other party for such termination. As such, the duration of a contract is less than 24 hours (one day) and may be continuously renewed throughout the day. The implied renewal option is not a material right because there are no upfront or incremental fees in the initial contract, and the rate of payments remains the same upon each implied renewal, as the Full-Pay-Per-Share (FPPS) formula remains the same. The Company is entitled to compensation once it begins to perform hash calculations for the pool operator in accordance with the operator’s specifications over a 24-hour period beginning 00:00:00 UTC and ending 23:59:59 on a daily basis. In exchange for providing computing power, the Company is entitled to a fractional share of the fixed digital assets award the mining pool operator receives, for successfully adding a block to the blockchain. The Company’s fractional share is based on the proportion of computing power the Company contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm. The Company is entitled to its relative share of consideration even if a block is not successfully placed.

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

Below table presents the Company’s revenues generated from digital asset mining business from Foundry USA Pool by country:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
United States	$2,371	$5,217	$5,442	$11,620
Iceland	-	1,415	634	2,789
	$2,371	$6,632	$6,076	$14,409

ETH staking business

The Company generates revenue through ETH staking rewards. The Company commenced both native staking business and liquid staking business in 2022. In the first quarter of 2024, the Company terminated its liquid staking business. In July 2025, we resumed liquid staking through Liquid Collective protocol with 5,120 ETH and ceased such activities in October 2025. During the six months ended June 30, 2026, the Company liquid staked 73,235 ETH and received 66,192 LsETH, a portion of which was subsequently pledged as collateral under certain borrowing arrangements during the period. See Note 13 “Debt – Collateralized Borrowing” for additional information.

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

(a) Native staking

The Company participates in native staking solely as a delegator through a third-party validator. Under this arrangement, the Company delegates ETH directly to the validator, which operates nodes on the Ethereum network to validate transactions and propose new blocks. In exchange for participating in the staking process, the Company is entitled to receive staking rewards, consisting of newly issued ETH and transaction fees, generally based on the amount of ETH delegated by the Company.

To participate in native staking, the Company’s ETH is deposited into the Ethereum staking deposit smart contract in accordance with the protocol requirements. Although the ETH is committed to the staking protocol, the Company retains control of the underlying digital assets. The deposited ETH is not transferred to the validator or any other counterparty, and neither the validator nor any other party obtains the ability to sell, pledge, lend, or otherwise direct the use of the Company’s staked ETH.

The withdrawal credentials associated with the staked ETH are designated to the Company’s custodian holds the Company’s digital assets solely for the Company’s benefit and does not obtain control over those assets through its custodial services. Accordingly, the Company concludes that native staked ETH continue to meet the criteria for recognition as its assets and are not derecognized upon deposit into the Ethereum staking deposit contract.

Rewards earned from native staking activities are recognized as revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). The Company’s delegation of ETH to the validator represents an output of its ordinary activities. Under the staking arrangement, the Company provides the validator with the right to use the Company’s delegated ETH in the validation process and, in exchange, is entitled to receive variable consideration in the form of ETH. The noncash consideration is measured at the fair value of ETH at contract inception using quoted prices on the Coinbase exchange, which the Company has determined to be its principal market.

Revenue is recognized at the point in time when the Ethereum network confirms completion of the validation activities and the Company’s right to the staking rewards is established. The amount of revenue recognized reflects the protocol rewards to which the Company is entitled under the staking arrangement.

As of June 30, 2026 and December 31, 2025, the Company had native staked 74,167 ETH and 138,263 ETH, respectively, on the Ethereum blockchain.

For the six months ended June 30, 2026, the Company earned 1,389.2 ETH through native staking and recognized native staking revenue of $3.2 million.

For the six months ended June 30, 2025, the Company earned 377.8 ETH through native staking and recognized native staking revenues of $0.9 million.

(b) Liquid staking

The Company also participates in liquid staking arrangements through Liquid Collective. Under this arrangement, the Company contributes ETH to the Liquid Collective staking protocol, and LsETH is minted and received in return. LsETH represents the Company’s interest in the underlying staked ETH and the related staking rewards.

LsETH is accounted for as an indefinite-lived intangible asset in accordance with ASC 350-30, changes in LsETH’s fair value while the Company remains staked with the liquid staking, are not recognized. There is no ongoing performance obligation following the staking of ETH through the liquid staking. LsETH is a non-rebasing token, and accordingly, the quantity of LsETH held by the Company does not increase as staking rewards accrue.

Staking rewards associated with LsETH are recognized only upon redemption of LsETH for the underlying ETH, at which time the Company becomes entitled to the accumulated staking rewards. The noncash consideration is measured at the fair value of ETH at contract inception, which corresponds to the date the underlying ETH was initially contributed to the Liquid Collective staking arrangement. Staking rewards recognized upon redemption of LsETH are presented within “other (expense) income, net” in the Company’s condensed consolidated statements of operations. For the six months ended June 30, 2026 and 2025, the Company generated revenues of $nil and $nil, respectively, from the liquid staking.

Upon staking ETH through the liquid staking protocol, the ETH is derecognized because the protocol obtains the ability to deploy and direct its use, and the LsETH token is received and recognized concurrently. Any gain or loss on the staking transaction is recognized in accordance with ASC 610-20, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”), based on the difference between the carrying amount of the ETH staked and the fair value of the LsETH received, and is included in “Gains (losses) on digital assets” in the Company’s condensed consolidated statements of operations. For the six months ended June 30, 2026, the Company liquid staked ETH and received LsETH and recognized a realized gain of $13.8 million from staking ETH and receiving LsETH in exchange.

Contract costs

The Company capitalizes commission expenses directly related to obtaining customer contracts, which would not have been incurred if the contract had not been obtained. As of June 30, 2026, capitalized costs to obtain a contract totaled $24.2 million, and the outstanding commission expense payable was $12.3 million, which is included within Other payables and accrued liabilities. As of December 31, 2025, capitalized costs to obtain a contract totaled $25.2 million, and the outstanding commission expense payable was $13.7 million.

Contract assets

Contract assets primarily consist of revenue allocated to complimentary services provided to customers as part of contractual arrangements. As of June 30, 2026 and December 31, 2025, there were no contract assets.

Contract liabilities

The Company’s contract liabilities consist of deferred revenue and customer deposits. As of June 30, 2026 and December 31, 2025, contract liabilities were $143.1 million and $79.6 million, respectively.

During the three months ended June 30, 2026 and 2025, $0.7 million and $11.4 million, respectively, and during the six months ended June 30, 2026 and 2025, $1.4 million and $22.5 million, respectively, of the beginning balance of contract liabilities was recognized as revenue.

Remaining performance obligation

The following table presents estimated revenue expected to be recognized in the future related to the unsatisfied portion of the performance obligation as of June 30, 2026:

	2026	2027	2028	2029	2030	Thereafter	Total
Colocation Services	$36,053	$93,465	$94,835	$95,285	$94,021	$519,236	$932,895
Cloud Services	21,627	43,254	10,265	-	-	-	75,146
Total remaining performance obligations	$57,680	$136,719	$105,100	$95,285	$94,021	$519,236	$1,008,041

The amounts presented in the table above exclude variable consideration allocated entirely to wholly unsatisfied performance obligations. Such amounts have been excluded from the disclosure of remaining performance obligations in accordance with ASC 606, as the consideration is not fixed and determinable.

During the three months ended June 30, 2026 and 2025, $4.3 million and $1.7 million, respectively, and during the six months ended June 30, 2026 and 2025, $9.5 million and $3.7 million, respectively, were recognized as revenue as a result of satisfying performance obligations in previous periods.

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

In connection with the agreement, additional contingent consideration may become payable to the seller based on the timing and availability of power at the site (see Note 22. Commitments and Contingencies).

Real Estate Acquisition – Saint-Jérôme, Québec

On May 8, 2026, the Company, through WhiteFiber, acquired the land and building comprising its MTL-3 facility in Saint-Jérôme, Québec, for a fixed purchase price of CAD $24.2 million, including related transaction costs of CAD $0.5 million, totaling CAD $24.7 million (approximately $17.3 million). The acquisition was completed pursuant to the purchase option contained in the original 20-year lease agreement dated April 11, 2025.

The acquired set of assets did not meet the definition of a business as defined in ASC 805, Business Combinations, as no substantive processes or employees were acquired. The assets acquired consisted primarily of land, building and related equipment, which are included in Property, plant, and equipment, net on the condensed consolidated balance sheets. The fair value of the tangible assets acquired was estimated to be $17.3 million. No identifiable intangible assets were acquired, no goodwill was recognized, and no liabilities were assumed in connection with the transaction.

Financière Louis David and Financière Marjos Asset Acquisition

On November 28, 2025, the Company acquired a 100% controlling interest in Financière Louis David (“FLD”) and a 25% controlling stake in Euronext-listed Financière Marjos SCA (“FM”). The transaction was effected through (i) the acquisition of 100% of the shares and voting rights of FLD, the general partner of FM, which holds a 15.9% controlling interest in FM, a variable interest entity, and (ii) the direct purchase from these selling shareholders of an additional 9.1% equity interest in FM.

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

Through December 31, 2025, the Company recognized approximately $0.2 million of acquisition-related costs within “General and administrative expense” in the consolidated statements of operations. The Company did not recognize additional acquisition-related costs for this acquisition during the period ended June 30, 2026.

5. USDC

	June 30, 2026	December 31, 2025
USDC	$408	$484

The following table presents additional information about USDC for the six months ended June 30, 2026 and December 31, 2025, respectively:

	June 30,	December 31,
	2026	2025

Opening balance	$484	$411
Receipt of USDC from sales of other digital assets	885	2,322
Payment of USDC for other expenses	(1,130)	(2,289)
Receipt of USDC from cash	399	-
Receipt of USDC from other income	-	40
Refund of advance payment	(230)	-
Ending balance	$408	$484

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

The following table presents the Company’s significant digital assets holdings as of June 30, 2026:

	Quantity	Cost Basis	Fair Value
BTC	21.5	$1,587	$1,250
ETH	75,757.5	267,526	118,899
Total digital assets held as of June 30, 2026		$269,113	$120,149

The cost basis is equal to the post-impairment value of all BTC and ETH held as of the adoption of ASU 2023-08 on January 1, 2024. For BTC and ETH earned subsequent to the adoption of ASU 2023-08, the cost basis of the BTC and ETH represents the valuation at the time the Company determined for revenue recognition purposes.

The following table presents a roll-forward of BTC for the six months ended June 30, 2026, based on the fair value model under ASU 2023-08:

Fair value
BTC fair value as of December 31, 2025	$350
Receipt of BTC from mining services	6,076
Sales of BTC in exchange of cash	(3,353)
Sales of BTC in exchange of USDC	(885)
Payment of BTC for service charges from mining facilities	(363)
Payment of BTC for other expenses	(2)
Change in fair value of BTC	(573)
BTC fair value as of June 30, 2026	$1,250

For the additions of BTC generated by the Company’s mining business, see Note 3. Revenue from Contracts with Customers.

Bitcoin is sold on a FIFO basis. For the six months ended June 30, 2026, losses from the sales of bitcoin are included in change in fair value of BTC which is included in the consolidated statements of operations under the caption “Losses on digital assets”.

The following table presents a roll-forward of ETH for the six months ended June 30, 2026, based on the fair value model under ASU 2023-08:

Fair value
ETH fair value as of December 31, 2025	$415,384
Receipt of ETH from native staking business	3,200
Receipt of ETH from exchange of cash	20,000
Sales of ETH in exchange of LsETH	(167,928)
Sales of ETH in exchange of cash	(2,419)
Change in fair value of ETH	(149,338)
ETH fair value as of June 30, 2026	$118,899

For the additions of ETH generated by the Company’s ETH staking business, see Note 3. Revenue from Contracts with Customers.

ETH is sold on a FIFO basis. For the six months ended June 30, 2026, losses from the sales of ETH are included in change in fair value of ETH which is included in the consolidated statements of operations under the caption “Losses on digital assets”.

Digital Intangible Assets

The following table presents the Company’s digital intangible assets holdings as of June 30, 2026.

	Quantity	Cost	Impairment	Carrying Value
LsETH	17,192	$43,758	$(16,158)	$27,600
Total digital intangible assets held as of June 30, 2026		$43,758	$(16,158)	$27,600

The impairment amount represents the cumulative impairment loss attributable to the LsETH balance held as of June 30, 2026 and is included within the total impairment loss of $46.0 million recognized during the six months ended June 30, 2026.

The following table presents a roll-forward of our LsETH holdings for the six months ended June 30, 2026, based on the cost less impairment model in accordance with ASC 350-30.

Carrying Value
LsETH cost as of December 31, 2025	$-
Receipt of LsETH in exchange of ETH	167,927
Receipt of LsETH from collateral receivable	11,778
Transfer from LsETH to collateral receivable	(117,394)
Gain from exchange of LsETH	11,324
Impairment loss	(46,035)
LsETH carrying value as of June 30, 2026	$27,600

For the three months ended June 30, 2026 and June 30, 2025, the Company recognized an impairment loss of $nil and $nil, respectively. For the six months ended June 30, 2026 and June 30, 2025, the Company recognized an impairment loss of $46.0 million and $nil, respectively, related to its holdings of LsETH in accordance with ASC 350-30. The impairment is presented on “impairment of digital intangible assets” in the condensed consolidated statement of operations.

7. DIGITAL ASSET COLLATERAL RECEIVABLE

The Company entered into collateralized borrowing arrangements in which LsETH is transferred to lending counterparties as collateral for U.S. dollar borrowings. Under the terms of these arrangements, the lending counterparties have the right to sell, pledge, rehypothecate, assign, invest, use, commingle or otherwise dispose of the transferred LsETH during the term of the borrowing. During the term of these arrangements, the Company retains a contractual right to receive an equivalent quantity of LsETH upon settlement of the related borrowing.

During the ordinary course of these arrangements, the Company may transfer additional LsETH to satisfy collateral maintenance requirements or receive returned collateral as collateral requirements change or upon repayment of the related borrowing.

The following table summarizes the Company’s digital asset collateral receivable:

	June 30,	December 31,
	2026	2025
Opening balance	$-	$-
Initial digital asset collateral transferred	80,092	-
Additional digital asset collateral transferred	37,302	-
Digital asset collateral returned	(11,778)	-
Ending balance	$105,616	$-

8. OTHER CURRENT ASSETS, NET

Other current assets were comprised of the following:

	June 30, 2026	December 31, 2025
Deposits (a)	$2,730	$4,099
Prepaid director and officer insurance expenses	373	205
Prepaid consulting service expenses	508	1,571
Deposit for lease	89	39
Deferred contract costs	2,418	2,191
Prepayment to third parties (b)	8,072	8,825
Receivable from third parties	6,165	5,409
Funds held in escrow	4,384	4,000
Others	614	406
Less: Current expected credit losses	(10)	(10)
Total	$25,343	$26,735

(a)	As of June 30, 2026 and December 31, 2025, the balance of deposits represented the deposits made to our service providers, who paid utility charges in mining facilities on behalf of the Company. The deposits are refundable upon expiration of the agreement.

(b)	The balance of prepayment to third parties primarily consists of the prepayment to our GPU servers leasing partner.

9. LEASES

Lease as Lessee

The Company leases for data center capacity, cloud infrastructure, office space and general and administrative purposes under non-cancelable lease arrangements. These leases, including a data center lease acquired as part of the Enovum acquisition in 2024, generally have terms ranging from approximately 2 to 22 years and may include renewal options, purchase options, or both, depending on the nature of the underlying asset. Certain leases include variable payments based on usage, particularly for cloud services. Variable lease costs are recognized as incurred and are not included in the measurement of the right-of-use assets or lease liabilities.

On April 11, 2025, the Company entered into a 20-year data center lease agreement in Saint-Jérôme for its data center colocation services, with two five-year extension options and a fixed-price purchase option exercisable until December 31, 2025. In December 2025, the Company became reasonably certain to exercise the purchase option and remeasured the lease as a finance lease as of December 1, 2025. As a result of the remeasurement of the lease liability, there was a reduction of approximately $23.5 million to the lease right-of-use assets and lease liabilities. On December 31, 2025, the Company notified the lessor of its intent to exercise the purchase option. The option was exercised on January 14, 2026 and the purchase of MTL-3 was closed on May 8, 2026. During the first quarter of 2026, the Company remeasured its finance lease liability and right-of-use asset due to a change in the expected closing date of the underlying purchase. No cash was exchanged in this transaction. In the second quarter, upon the purchase of MTL-3, the Company derecognized the finance lease liability of $12.4 million and the right-of-use asset of $12.6 million. The acquired land, building and related improvements were recognized within property, plant and equipment. Refer to Note 10. Property, Plant and Equipment, Net for further details on this transaction.

As of June 30, 2026 and December 31, 2025, right-of-use asset and lease liabilities consisted of the following:

	June 30, 2026	December 31, 2025
Operating right-of-use assets	$16,925	$12,053
Finance right-of-use assets	-	12,602
Total right-of-use-assets	$16,925	$24,655

Operating lease liabilities	15,687	10,964
Finance lease liabilities	-	12,911
Total lease liabilities	$15,687	$23,875

Operating right-of-use assets are recorded net of accumulated amortization of $11.0 million and $7.7 million as of June 30, 2026 and December 31, 2025, respectively.

Finance lease right-of-use asset is recorded net of accumulated amortization of $0.1 million as of December 31, 2025. There was no finance lease right-of use asset as of June 30, 2026.

For the three months ended June 30, 2026 and 2025, the Company’s amortization on the operating lease right-of-use assets totaled $1.7 million and $1.3 million, respectively.

For the six months ended June 30, 2026 and 2025, the Company’s amortization on the operating lease right-of-use assets totaled $3.3 million and $2.4 million, respectively.

For the three months ended June 30, 2026, the Company’s interest expense and amortization on the finance lease were $0.1 million and $0.1 million, respectively. For the three months ended June 30, 2025, the Company’s interest expense and amortization on the finance lease were $nil.

For the six months ended June 30, 2026, the Company’s interest expense and amortization on the finance lease were $0.2 million and $0.2 million, respectively. For the six months ended June 30, 2025, the Company’s interest expense and amortization on the finance lease were $nil.

The following table presents the components of the Company’s lease expense. GPU lease expenses and data center lease expenses related to operational data centers are included in cost of revenue; data center lease expenses incurred during construction and office lease expenses are included in general and administrative expenses:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease costs	$7,644	$5,565	$13,228	$10,687
Finance lease costs	119	-	427	-
Short-term lease costs	75	68	150	138
Sublease income	(6)	(7)	(13)	(13)
Total lease costs	$7,832	$5,626	$13,792	$10,812

Additional information regarding the Company’s leasing activities as a lessee is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Operating cash outflows from operating leases	$(2,475)	$(1,815)	$(4,125)	$(3,190)
Operating cash outflows from finance lease	(63)	-	(216)	-
Financing cash outflows from finance lease	$(12,191)	$-	$(12,464)	$-
Weighted average remaining lease term – operating leases	8.8	21.3	8.8	21.3
Weighted average discount rate – operating leases	8.3%	6.5%	8.3%	6.5%

The following table represents our future minimum operating lease payments as of June 30, 2026:

Year	Amount
2026	$3,450
2027	4,420
2028	2,465
2029	2,304
2030	2,358
Thereafter	5,760
Total undiscounted lease payments	20,757
Less: present value discount	(5,070)
Present value of operating lease liabilities	$15,687

The Company entered into a GPU server lease agreement effective January 2024 for its cloud services designed to support generative AI workstreams. The lease payment depends on the usage of the GPU servers and the Company concludes that the lease payments are variable and will be recognized when they are incurred. For the three months ended June 30, 2026 and 2025, the GPU server lease expense amounted to $5.6 million and $3.7 million, respectively and for the six months ended June 30, 2026 and 2025, the GPU server lease expense amounted to $9.3 million and $7.5 million, respectively.

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

The components of lease income for the sales-type lease were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Interest income related to net investment in lease	$307	$338	$690	$618

Interest income is included in the condensed consolidated statements of operations under the caption “Revenue – Other”.

The components of net investment in sales-type leases were as follows:

	June 30, 2026	December 31, 2025
Net investment in lease - lease payment receivable	$10,948	$13,948

In the second quarter of 2026, the Company terminated an existing sales-type lease with a customer, derecognizing $1.4 million of net investment in lease and reclassifying the underlying assets to property, plant, and equipment at their carrying value. The Company then entered into a new sales-type lease with a customer, derecognizing those assets out of property, plant, and equipment and recognizing them as net investment in lease at $0.7 million, the present value of the lease receivable. This transaction resulted in a $0.3 million profit, recorded as “Other income” on the condensed consolidated statement of operations (see Note 10. Property, plant and equipment, for further detail).

The following table illustrates the Company’s future minimum receipts for sales-type lease as of June 30, 2026:

Year	Sales-Type Lease
2026	$1,819
2027	3,637
2028	3,637
2029	3,428
2030	849
Total future minimum receipts	13,370
Unearned interest income	(2,393)
Less: Current expected credit losses	(29)
Net investment in lease, net	$10,948

The present value of minimum sales-type receipts of $10.9 million is included in the condensed consolidated balance sheets under the caption “Net investment in lease”.

The following table illustrates the future lease payments to be received from the Company’s sublease tenant as of June 30, 2026 were as follows:

Year	Operating Lease
2026	$13
2027	25
2028	25
2029	25
2030	25
Thereafter	46
Total future receipts	$159

10. PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant and equipment, net was comprised of the following:

	June 30, 2026	December 31, 2025
Miners for Bitcoin	$48,785	$48,785
Cloud service equipment	120,999	146,589
Colocation service equipment	33,511	31,875
Purchased and internally developed software	295	4,633
Land	11,520	6,511
Building	41,360	-
Leasehold improvements	4,044	30,088
Vehicle	236	236
Other property and equipment	72	36

Less: Accumulated depreciation	(77,836)	(65,553)
	182,986	203,200
Construction in progress	484,588	157,043
Property, plant, and equipment, net	$667,574	$360,243

For the three months ended June 30, 2026 and 2025, depreciation and amortization expenses for property, plant and equipment were $9.9 million and $8.2 million, respectively and for the six months ended June 30, 2026 and 2025, depreciation and amortization expenses were $19.8 million and $15.5 million, respectively. Construction in Progress represents assets received but not placed into service as of June 30, 2026 and December 31, 2025.

For the three and six months ended June 30, 2026 we had an impairment charge of $5.0 million (as described in the section below, Disposals of Property, Plant and Equipment). There were no impairment charges during the three and six months ended June 30, 2025.

During 2024 and 2025, the Company purchased data storage and network equipment that was subsequently derecognized from property, plant and equipment upon entering into sales-type lease arrangements, with the related assets recorded as net investments in leases, totaling approximately $10.6 million and $7.9 million, respectively. In the second quarter of 2026, upon termination of a customer agreement, the Company derecognized a net investment in lease of $1.4 million for the related assets and recognized the amount in property, plant, and equipment. The Company then entered into a new sales-type lease arrangement with a customer, and the carrying value of the associated assets were derecognized from property, plant and equipment at their carrying value of $0.3 million, with the related assets recorded as net investment in leases. Refer to Note 9. Leases for further details.

On May 8, 2026, the Company acquired the MTL-3 property following the exercise of the purchase option under the related data center lease agreement (refer to Note 9. Leases). The purchase price of CAD $24.2M (approximately $17.3 million), and the capitalized transactions costs of CAD $1.4M (approximately $1.0 million), was allocated between land and building based on their relative fair value.

Disposals of Property, Plant and Equipment

For the six months ended June 30, 2026, the Company sold 126 H200s GPU for a total consideration of approximately $26.1 million. On the date of the transaction, the carrying amount of these GPUs was $24.3 million. The Company recognized a gain of $1.8 million from the sale which was recorded within Net gain from disposal of property, plant and equipment. As of the date of this Form 10-Q, the Company has collected the full cash consideration of $26.1 million.

During the six months ended June 30, 2026, the Company determined that it would discontinue further investment in, and use of, its internally-developed software platform. As a result of this decision, effective June 4, 2026, the Company recorded an impairment charge of the remaining book value of $5.0 million during the six months ended June 30, 2026. The impairment charge is presented as a separate line item within operating expenses in the accompanying consolidated statements of operations and is excluded from depreciation and amortization expense.

11. INVESTMENT SECURITIES

Investment securities were comprised of the following:

	June 30, 2026	December 31, 2025
Investment in Digital Future Alliance Limited (“DFA”) (a)	$95	$95
Investment in Nine Blocks Offshore Feeder Fund (“Nine Blocks”) (b)	3,016	3,036
Investment in Auros Global Limited (c)	2,000	2,000
Investment in Ingonyama Ltd (d)	100	100
Investment in Cysic Inc. (e)	100	100
Investment in a SAFE (f)	1,000	1,000
Investment in AI Innovation Fund I (“AI fund”) (g)	17,352	17,502
Investment in Innovation Fund I (“Innovation fund”) (h)	24,159	45,206
Investment in Odiot Holding (i)	68	82
Total	$47,890	$69,121

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

For the three and six months ended June 30, 2026 and 2025, the Company did not record upward adjustments or downward adjustments on the investment. The Company’s impairment analysis considers both qualitative and quantitative factors that may have a significant effect on the fair value of the equity security. As of June 30, 2026 and December 31, 2025, the Company did not recognize impairment against the investment security.

(b) Investment in Nine Blocks Offshore Feeder Fund (“Nine Blocks”)

On August 1, 2022, the Company entered into a subscription agreement with Nine Blocks for investment of $2.0 million. The investment includes a direct investment into the Nine Blocks Master Fund, a digital assets market neutral fund using basis trading, relative value, and special situations strategies.

As a practical expedient, the Company uses Net Asset Value (“NAV”) or its equivalent to measure the fair value of the investment in the fund. For the three months ended June 30, 2026 and 2025, the Company recorded cumulative downward adjustments of $11 thousand and $26 thousand, respectively, on the investment. For the six months ended June 30, 2026 and 2025, the Company recorded cumulative downward adjustments of $20 thousand and $102 thousand, respectively, on the investment.

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

For the three and six months ended June 30, 2026 and 2025, the Company did not record upward adjustments or downward adjustments on the investment. The Company’s impairment analysis considers both qualitative and quantitative factors that may have a significant effect on the fair value of the equity security. As of June 30, 2026 and December 31, 2025, the Company did not recognize impairment against the investment security.

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

For the three and six months ended June 30, 2026 and 2025, the Company did not record upward adjustments or downward adjustments on the investment. The Company’s impairment analysis considers both qualitative and quantitative factors that may have a significant effect on the fair value of the equity security. As of June 30, 2026 and December 31, 2025, the Company did not recognize impairment against the investment security.

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

For the three and six months ended June 30, 2026 and 2025, the Company did not record upward adjustments or downward adjustments on the investment. The Company’s impairment analysis considers both qualitative and quantitative factors that may have a significant effect on the fair value of the equity security. As of June 30, 2026 and December 31, 2025, the Company did not recognize impairment against the investment security.

(f) Investment in a SAFE

On June 30, 2024 (the “Effective Date”), the Company entered into a simple agreement for future equity (“SAFE”) agreement for an initial investment amount of $1 million in exchange for a right to participate in a future equity financing of preferred stock to be issued by Canopy Wave Inc. (“Canopy”). Alternatively, upon a liquidity event such as a change in control, a direct listing or an initial public offering, the Company is entitled to receive the greater of (i) the SAFE investment amount plus 15% annual accrued interest (the “cash-out amount”) or (ii) the SAFE investment amount divided by a discount to the price per share of Canopy’s ordinary shares. In a dissolution event, such as a bankruptcy, the Company is entitled to receive the cash-out amount. If the SAFE is outstanding on the three-year anniversary of the Effective Date, then the SAFE will expire and the Company will be entitled to receive the cash-out amount. In the event of a qualifying equity financing, the number of shares of preferred stock received by the Company would be determined by dividing the SAFE investment amount by a discounted price per share of the preferred stock issued in the respective equity financing. The Company recorded an investment of $1 million as an investment in the SAFE on the condensed consolidated balance sheets. Additionally, per the terms of the SAFE arrangement, the Company may be obligated to invest up to an additional $2 million into the SAFE arrangement if Canopy satisfies certain milestones prior to the expiration of the SAFE, or if an equity financing event occurs.

The Company accounted for this investment under ASC 320, Investments - Debt Securities and elected the fair value option for the SAFE investment pursuant to ASC 825, Financial Instruments, which requires financial instruments to be remeasured to fair value each reporting period, with changes in fair value recorded in the condensed consolidated statements of operations. The fair value estimate includes significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The decision to elect the fair value option is determined on an instrument-by-instrument basis on the date the instrument is initially recognized, is applied to the entire instrument, and is irrevocable once elected. For instruments measured at fair value, embedded conversion or other features are not required to be separated from the host instrument. Issuance costs related to convertible securities carried at fair value are not deferred and are recognized as incurred on the condensed consolidated statements of operations.

On June 30, 2026, the Company performed a qualitative assessment to identify if events or circumstances indicate that the investment is impaired or that an observable price change has occurred. We considered available information about Canopy’s operations and industry conditions. No events or circumstances were identified that would indicate the investment is impaired or that an observable price change occurred. The Company did not recognize any upward or downward adjustment to the value of the investment for the three or six months ended June 30, 2026.

The SAFE agreement was replaced and superseded, in its entirety, by that certain Simple Agreement for Future Equity instrument of Canopy dated as of June 30, 2024 (the “New SAFE”) between the Canopy and WhiteFiber HPC, Inc. Pursuant to that certain Surrender and Termination Agreement, dated as of August 10, 2026, by and among Canopy, WhiteFiber HPC, Inc. and WhiteFiber AI, Inc., the New SAFE was surrendered to Canopy and terminated on the same date.

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

As a practical expedient, the Company uses Net Asset Value (“NAV”) or its equivalent to measure the fair value of the investment in the fund. For the three and six months ended June 30, 2026, the Company recorded cumulative downward adjustments of $75 thousand and $150 thousand, respectively, in the investment.

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

For the three months ended June 30, 2026 and 2025, the Company recorded cumulative downward adjustments of $8.0 million and cumulative upward adjustments of $3.9 million, respectively, in the investment.

For the six months ended June 30, 2026 and 2025, the Company recorded cumulative downward adjustments of $21.0 million and $0.6 million, respectively, in the investment.

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

For the three and six months ended June 30, 2026, the Company recorded cumulative downward adjustments of $12 thousand and $12 thousand, respectively, in the investment.

(j) PIPE Investment

On August 10, 2026, WhiteFiber entered into the PIPE Share Purchase Agreement with SAIHEAT Limited, an exempted company incorporated under the laws of the Cayman Islands (“SAIHEAT”).  Pursuant to the PIPE Share Purchase Agreement, WhiteFiber purchased from SAIHEAT, an aggregate of 55,105 SAIHEAT’s Class A Ordinary Shares (the “PIPE Shares”) for aggregate proceeds of approximately $1.0 million at a per-share purchase price of $18.15 per share. WhiteFiber has neither control nor significant influence through investment in PIPE Shares. The Company is currently evaluating the appropriate accounting treatment for this investment under U.S. GAAP. The accounting for this investment had not been finalized as of the date these financial statements were issued and will be reflected in the Company’s financial statements in the third quarter of 2026. Four members of the Company’s management, including Erke Huang, the Company’s Chief Financial Officer, participated in the PIPE transaction in their personal capacity as investors and invested $0.5 million each in SAIHEAT.

The closing of the PIPE investment transaction is contingent upon the closing of the merger transaction by and among SAIHEAT, Canopy Wave Inc., a Delaware corporation (“Canopy”) and the Canopy stockholders (the “Merger Transaction”). The Merger Transaction requires approval from Nasdaq before any such closing could take place.

12. OTHER NON-CURRENT ASSETS, NET

Other non-current assets were comprised of the following:

	June 30, 2026	December 31, 2025
Deposits (a)	$6,000	$5,170
Deferred contract costs	21,761	22,970
Deferred financing costs	335	-
Prepayment to third parties	857	-
Others	551	481
Less: Current expected credit losses	(41)	(41)
Total	$29,463	$28,580

(a)	As of June 30, 2026 and December 31, 2025, the balance of deposits primarily consisted of the deposits made to a utility company related to our colocation services and to our service providers who paid utility charges in mining facilities on behalf of the Company. The deposits are refundable upon expiration of the agreement.

13. DEBT

2030 Convertible notes

In October 2025, we issued $150.0 million aggregate principal amount of 4.00% convertible senior notes due 2030 (the “2030 Notes”), including the exercise in full by the initial purchasers of the 2030 Notes of their option to purchase up to an additional $15.0 million principal amount of the 2030 Notes.

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

The 2030 Notes are senior and unsecured obligations and bear interest at a coupon rate of 4.00% per annum, with interest payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2026. The 2030 Notes will mature on October 1, 2030, unless earlier converted, redeemed or repurchased in accordance with their terms. The unamortized debt issuance costs as of December 31, 2025 was $6.3 million and were reported as a direct deduction from the face amount of the 2030 Notes. While the 2030 Notes bear a 4.00% stated interest rate, the effective interest rate for the notes as of June 30, 2026 was 11.7%, primarily reflecting the accretion of debt issuance costs.

Noteholders may convert their 2030 Notes at their option prior to the close of business on the second scheduled trading day immediately preceding the maturity date. The conversion rate is initially 240.3846 ordinary shares per $1 thousand principal amount of the 2030 Notes (equivalent to an initial conversion price of $4.16 per ordinary share), which represents an approximately 30% conversion premium over the last reported sale price of $3.20 per ordinary share on the Nasdaq Capital Market on September 29, 2025. The conversion rate is subject to customary adjustments upon the occurrence of certain events, such as the interest make-whole conversion rate adjustment, or conversion upon a make-whole fundamental change, as described in the Indenture.

Holders of the 2030 Notes have a one-time noncontingent right to require the Company to repurchase for cash all or any portion of their respective notes at a repurchase price equal to 100% of the principal amount of such notes to be repurchased, plus any accrued and unpaid interest to, but excluding the repurchase date on October 1, 2028.

Under the interest make-whole conversion rate adjustment, the holders of the 2030 Notes are able to convert at any time during the period from, and including, the date that is six months after the last date of original issuance of the notes until the close of business on the business day immediately preceding September 15, 2028 (other than a conversion in connection with a make-whole fundamental change), the Company will increase the conversion rate per US$1 thousand principal amount of the 2030 Notes to be converted by a number of ordinary shares.

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

The conversion features embedded in the 2030 Notes met the criteria to be bifurcated from the debt host contract under ASC 815 and recognized separately at fair value. The total proceeds received were first allocated to the fair value of the derivative liability, and the remaining proceeds allocated to the host. The host is subsequently measured using the effective interest method, and the derivative liability is measured at fair value, with changes in fair value recorded as derivative loss in the consolidated statements of operations. The estimated fair value of the entire 2030 Notes was determined to be approximately $143.55 million as of June 30, 2026 based on quoted prices in markets that are not active, which is considered a Level 2 valuation input. The 2030 Notes are classified as non-current liabilities as of June 30, 2026.

2031 Convertible notes

On January 26, 2026, WhiteFiber issued $230.0 million aggregate principal amount of 4.50% convertible senior notes due 2031 (the “2031 Notes”), including the exercise in full by the initial purchasers of the 2031 Notes of their option to purchase up to an additional $20.0 million principal amount of the 2031 Notes. The 2031 Notes bear interest at a rate of 4.500% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2026. The 2031 Notes will mature on February 1, 2031, unless earlier converted, redeemed or repurchased in accordance with their terms. The Notes were issued pursuant to, and are governed by, an indenture (the “Indenture”), dated as of January 26, 2026, between WhiteFiber and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”).

The net proceeds from the 2031 Notes offering, after deducting initial purchasers’ discounts and offering expenses, were approximately $222.1 million, including the proceeds from the exercise in full of initial purchasers’ option to purchase an additional $20.0 million aggregate principal amount of 2031 Notes. The Company used approximately $120 million of the proceeds of the 2031 Notes offering to enter into a zero-strike call option transaction. The estimated fair value of the 2031 Notes was determined to be approximately $407.27 million as of June 30, 2026 based on quoted prices in markets that are not active, which is considered a Level 2 valuation input. While the 2031 Notes bear a 4.500% fixed interest rate, the effective interest rate for the notes as of June 30, 2026 was 5.37%, primarily reflecting the accretion of debt issuance costs.

Noteholders may convert their 2031 Notes at their option prior to the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion, WhiteFiber will satisfy its conversion obligation by paying or delivering, as the case may be, cash, its ordinary shares, or a combination of cash and ordinary shares, at WhiteFiber’s election, in the manner and subject to the terms and conditions set forth in the Indenture. The conversion rate is initially 38.5981 ordinary shares per $1 thousand principal amount of the 2031 Notes (equivalent to an initial conversion price of approximately $25.91 per ordinary share), which represents an approximately 27.5% conversion premium over the last reported sale price of $20.32 per ordinary share on the Nasdaq Capital Market on January 21, 2026. The conversion rate is subject to customary adjustments upon the occurrence of certain events, as described in the Indenture.

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

WhiteFiber may not redeem the 2031 Notes prior to February 6, 2029. WhiteFiber may redeem for cash all or any portion of the 2031 Notes, at its option, on or after February 6, 2029 and prior to the 41st scheduled trading day immediately preceding the maturity date, if the last reported sale price of WhiteFiber’s ordinary shares has been at least 130% of the conversion price for the 2031 Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which WhiteFiber provides notice of optional redemption. However, WhiteFiber may not redeem less than all of the outstanding 2031 Notes at its option unless at least $75.0 million aggregate principal amount of 2031 Notes are outstanding and not called for optional redemption as of the time it sends the related notice of optional redemption (and after giving effect to the delivery of such notice of optional redemption). WhiteFiber may also redeem for cash, in whole but not in part, the 2031 Notes, subject to certain conditions, upon the occurrence of certain changes to the laws, rules or regulations of a relevant taxing jurisdiction (as defined in the Indenture). The redemption price is equal to 100% of the principal amount of the 2031 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

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

WhiteFiber accounts for the 2031 Notes as a single instrument. As of June 30, 2026, none of the conditions permitting the holders of the 2031 Notes to convert their notes early had been met, and to require WhiteFiber to repurchase the 2031 Notes for cash. Therefore, the 2031 Notes are classified as long-term.

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

The following table summarizes the balances of the convertible notes:

	As of June 30, 2026	As of December 31, 2025
2030 Convertible notes	$150,000	$150,000
2031 Convertible notes	230,000	-
Less: unamortized debt issuance costs and debt discount	(43,845)	(39,709)
Subtotal	336,155	110,291
Less: Current portion	-	-
Convertible notes, net of current portion	$336,155	$110,291

Accrued cumulative interest	$8,932	$1,500

Included in the unamortized debt issuance costs and debt discount as of June 30, 2026 was approximately $30.2 million related to the embedded conversion feature of the 2030 Convertible Notes, which was bifurcated and recognized as a derivative liability upon issuance. The derivative liability is subsequently remeasured at fair value at each reporting period, with changes in fair value recognized in earnings. See Note 14. Fair Value of Financial Instruments, for additional information regarding the fair value measurement of the derivative liability.

The following table summarizes the balances of the Company’s other short-term and long-term debts:

	Principal Amount	Unamortized Debt Discount and Issuance Costs	Net Carrying Amount
Short-Term Debt:
Collateralized borrowing	$50,000	$-	$50,000
B. Riley Facility	20,000	(564)	19,436
Iceland Facility - Current	9,000	-	9,000
Long-Term Debt:
Iceland Facility – Non-current	9,000	(370)	8,630
Royal Bank of Canada Facility	17,339	(505)	16,834
Total term debt			$103,900

Iceland Facility

On March 25, 2026, WhiteFiber Iceland ehf. (the “Borrower”), a subsidiary of the Company, entered into a secured term loan facility agreement (the “Facility”) with Landsbankinn hf, which provides for borrowings of up to $20 million. The obligations under the Facility are guaranteed by WhiteFiber, Inc. and WhiteFiber AI, Inc. (collectively, the “Guarantors”).

No separate guarantee liability is recognized in the consolidated financial statements as the guarantees provided by the Guarantors are intercompany arrangements that are eliminated upon consolidation under ASC 810-10-45-18. The guarantees are disclosed herein pursuant to the disclosure requirements of ASC 460-10-50-4.

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

In connection with the entry into the Facility, the Borrower paid an arrangement fee of $0.2 million (1.111% of the amount drawn), together with legal, documentation, and other third-party costs, for total debt issuance costs and debt discount of approximately $0.4 million, which were recorded as a direct deduction from the carrying amount of the Facility. The Facility also includes customary financial maintenance covenants, including leverage, equity, and loan to value ratios. The Company was in compliance with required covenants for all periods presented.

The Facility permits voluntary prepayments, subject in certain cases to prepayment fees, and includes mandatory prepayment provisions in connection with specified events, including certain asset disposals and insurance proceeds, all as set out in the facility agreement.

As of June 30, 2026, the Facility had an effective interest rate of 10.64%, which includes the stated interest rate of 7.92%.

Royal Bank of Canada Facility

On June 18, 2025, the Company entered into a non-recourse credit facility (“Credit Facility”) with the Royal Bank of Canada (“RBC”). The Credit Facility provides for an aggregate of up to approximately CAD 60 million (approximately $43.8 million) to finance its data centers business.

The agreement is non-recourse and comprised of three separate facilities:

●	Non-revolving three-year lease facility in the amount of $18.5 million. The lease facility provided for straight-line amortization of six years and capital moratorium of six months after disbursement is complete. RBC could cancel any unutilized portion of the Credit Facility after June 30, 2026. The interest rate was fixed based on the rental rate determined by RBC for the three-year term of the lease.

●	Non-revolving term loan facility in the amount of $19.6 million to refinance the Company’s purchase of the real estate and building for a build-to-suit 5 MW (gross) Tier-3 data center in Montreal Canada. The interest rate of the real estate term loan facility was to determined at the time of borrowing, or a floating interest rate ranging from RBP plus 0.75% to CORRA (“Canadian Overnight Repo Rate Average”) plus 250 bps. Payment of principal and interest was due 30 days after drawdown and was repayable in full on the last day of the three-year term.

●	Revolver by way of letters of credit and letters of guaranty with fees to be determined on a transaction-by-transaction basis. This facility was available for the 36-month term subject to the issuance of the EDC (Export and Development Canada) Performance Security Guaranty in the amount of $5.8 million and other related supporting documents.

The company agreed to certain financial covenants included maintaining on a combined basis between MTL-1 and MTL-2: fixed charge coverage of not less than 1.20:1 and a ratio of Net Funded Debt to EBITDA of not greater than 4.25:1 and decreasing to 3.50:1 from December 31, 2027. The facilities had not been authorized for use by the lender, as certain conditions precedent had not yet been satisfied. Accordingly, no amounts were drawn, and no borrowings were available under this facility.

On April 27, 2026, the Company entered into an amended credit agreement (“Amended Credit Agreement”) with RBC. This agreement replaces the original Credit Agreement dated June 18, 2025, as subsequently amended on July 4, 2025. The Amended Credit Agreement provides for an authorized credit facility of CAD $28 million (approximately $20 million). On May 8, 2026, the Company drew CAD $24.7 million (approximately $17.3 million) to finance the acquisition of the MTL-3 facility and its related transaction costs.

Borrowings under the facility bore interest, at the Company’s option, at either (i) Daily Simple CORRA plus 2.75% per annum or (ii) Royal Bank Prime plus 1.00% per annum, with the prime-based rate serving as the default option. The facility had a six-month term from the date of drawdown and required interest-only payments during the term, with the outstanding principal due in full at maturity. The specific borrowing terms were established at the time of each drawdown pursuant to a borrowing request submitted by the Company and accepted by the lender.

Additionally, RBC provided a CAD $8 million (approximately $5.8 million) revolving facility in the form of Letters of Credit and Letters of Guarantee. The fees were determined on a transaction-by-transaction basis, and the facility was available for a 12-month term. As of June 30, 2026, the Company was in compliance with all financial covenants under the credit facility.

The Company has agreed to certain financial covenants, including a minimum debt service coverage ratio and a maximum Net funded debt to EBITDA ratio. As of June 30, 2026, the Company was in compliance with all financial covenants under the credit facility.

On July 15, 2026, the Amended Credit agreement was repaid in full and refinanced through the Syndicated RBC Credit Facility agreement. The revolving facility from the Amended credit agreement in the form of Letters of Credit and Letters of Guarantee remains in place.

Syndicated RBC Credit Facility Agreement

On July 6, 2026, WhiteFiber’s wholly-owned subsidiary, Enovum Data Center Corp. entered into a syndicated credit agreement (“Syndicated RBC Credit Facility Agreement”). The Syndicated Credit Facility Agreement provides for an aggregate of up to approximately CAD $115 million (approximately $80.8 million) to refinance the Amended Credit Agreement and finance its data centers business. The agreement also includes an accordion feature that permits the Company to increase by up to an additional CAD $25 million (approximately $17.7 million) to refinance the Amended Credit Agreement, subject to the satisfaction of specified conditions. The Syndicated Credit Facility Agreement is a non-revolving facility, and amounts repaid or prepaid may not be reborrowed.

Borrowings under the Syndicated Credit Facility Agreement bear interest, at the Company’s option, at either (i) the CORRA-based benchmark rate for such interest period, plus 2.45% per annum plus the credit spread adjustment for the applicable interest period (29.547 basis points for one month interest period, 32.138 basis points for a three month interest period and 0 for a daily interest period), or (ii) RBC Prime rate plus 1.00% per annum. The facility has a three-year term from the date of the initial drawdown and requires interest-only payments until the first full quarter after the date of the initial drawdown. The loan will be amortized through quarterly principal repayments based on a 15-year amortization schedule, with the outstanding principal due in full at maturity. The specific borrowing terms are established at the time of each drawdown pursuant to a borrowing request submitted by the Company and accepted by the lender.

The Syndicated Credit Facility is secured by first-ranking security interests over substantially all present and future personal property and assets of the borrower and the guarantors, together with first-ranking mortgages on certain owned real estate, including the Company’s MTL-2 and MTL-3 properties and related improvements and equipment.

The Company has agreed to certain financial covenants, including a minimum debt service coverage ratio and a maximum Net funded debt to EBITDA ratio.

On July 15, 2026, the Company drew a CORRA loan amount of CAD $36.8 million (approximately $26.2 million) under the Syndicated Credit Facility Agreement.

B. Riley Facility

On May 26, 2026, the Company assigned to B. Riley a $20 million note that was issued to Enovum NC-1 Venture, LLC, an indirect wholly-owned subsidiary of WhiteFiber under the Delayed Draw Term Loan Facility and Security Agreement.

As of June 30, 2026, the B. Riley Facility had an effective interest rate of 50.6%, which exceeded the contractual interest rate due to the inclusion of the contractual MOIC payment. The short-term nature of the facility resulted in a higher annualized effective interest rate.

Collateralized borrowing

On March 27, 2026, the Company entered into a collateralized borrowing arrangement with Galaxy Digital LLC (“Galaxy”). The Galaxy Loan Agreement provides for loans to the Company from time to time, with each loan amount, collateral and other terms determined and agreed upon by the Company and Galaxy pursuant to individual Loan Term Sheets. Collateral for each loan may consist of Dollars or Digital Currency, as agreed by the parties. The Loans may be either: an Open Loan, without a Maturity Date, where the Borrower may repay and Lender may recall the Borrowed Asset at any time, or a Term Loan with a predetermined Maturity Date, where the Lender has no right to demand a return of the Borrowed Asset before the Maturity Date. The Borrow Fee for each loan is as agreed upon in the relevant Loan Term Sheet.

On May 20, 2026, the Company completed an initial draw of $50.0 million under the facility, which bears interest at an annual rate of 5.5%. The borrowing is secured by the Company’s LsETH. Under the terms of the agreement, the Company may be required to provide additional collateral if the value of the pledged collateral falls below the required maintenance threshold specified in the applicable loan documentation.

The borrowing is an evergreen facility that may be recalled by the lender upon seven days’ notice in accordance with the terms of the loan agreement. As the Company does not have an unconditional right to defer settlement of the borrowing for at least one year after the balance sheet date, the related loan payable is classified as a current liability in the condensed consolidated balance sheets.

The Company’s outstanding borrowing under the facility is an evergreen loan arrangement that may be repaid at any time by the Company and may be recalled by Galaxy upon seven days’ notice. The Galaxy Loan Agreement has an initial term of one year and automatically renews for successive one-year periods unless terminated in accordance with its terms.

Because the Company does not have an unconditional right to defer settlement of the borrowing for at least one year after the balance sheet date, the related loan payable has been classified as a current liability in the condensed consolidated balance sheets.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

In connection with the issuance of the 2030 Notes, the Company recognized a derivative liability related to the embedded conversion feature. See Note 13. Debt for further details on the accounting treatment of the 2030 Notes and associated derivative liability.

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

The fair value of the derivative liability was determined using the Black-Scholes model. The model incorporates the following key inputs and assumptions:

	At June 30, 2026	At December 31, 2025
Maturity date	October 1, 2030	October 1, 2030
Debt price	95.70	89.65
Volatility rate	81%	55%
Share price	$1.80	$1.89
Dividend yield	0%	0%
Stock borrow cost	1%	1%
Credit Spread	10.00%	10.00%

The following table provides a roll forward of the aggregate fair values of the derivative liability for the six months ended June 30, 2026:

Embedded Derivative
Balance as of January 1, 2026	$19,260
Change in fair value	4,715
Balance as of June 30, 2026	$23,975

15. SHARE-BASED COMPENSATION

Share-based compensation such as restricted stock units (“RSUs”), incentive and non-statutory stock options, restricted shares, share appreciation rights and share payments may be granted to any directors, employees and consultants of the Company or affiliated companies under the 2021 Omnibus Equity Incentive Plan (“2021 Plan”), 2021 Second Omnibus Equity Incentive Plan (“2021 Second Plan”), 2023 Omnibus Equity Incentive Plan (“2023 Plan”), and 2025 Omnibus Equity Incentive Plan (“2025 Plan”) (collectively, “Bit Digital Incentive Plan”). An aggregate of 2,415,293 RSUs were granted under the 2021 Plan and no ordinary shares remain reserved for issuance under the 2021 Plan. There are 5,000,000 ordinary shares reserved for issuance under the Company’s 2021 Second Plan, under which 4,211,372 RSUs and 356,875 share options have been granted as of June 30, 2026. There are 5,000,000 ordinary shares reserved for issuance under the Company’s 2023 Plan, under which 4,290,635 RSUs have been granted as of June 30, 2026. There are 8,000,000 ordinary shares reserved for issuance under the Company’s 2025 Plan, under which 7,775,545 RSUs have been granted as of June 30, 2026.

On May 27, 2026, the Board of Directors of Bit Digital adopted the 2026 Omnibus Equity Incentive Plan (the “Bit Digital 2026 Plan”) which was approved by the Company’s shareholders on July 29, 2026. The Bit Digital 2026 Plan provides share-based compensation such as RSUs, incentive and non-statutory stock options, restricted shares, share appreciation rights and share payments may be granted to any directors, employees and consultants of the Company or affiliated companies and up to 15,000,000, ordinary shares.

On February 6, 2025, the Board of Directors of WhiteFiber adopted the 2025 Omnibus Equity Incentive Plan (the “WhiteFiber 2025 Plan”) which provides share-based compensation such as RSUs, incentive and non-statutory stock options, restricted shares, share appreciation rights and share payments may be granted to any directors, employees and consultants of the Company or affiliated companies and up to 4,000,000, as amended, ordinary shares. There have been 1,225,441 RSUs granted as of June 30, 2026.

From time to time, WhiteFiber grants equity awards under the WhiteFiber 2025 Plan to employees of the Company as consideration for services rendered to WhiteFiber. These awards are settled in shares of WhiteFiber’s ordinary shares and are accounted for as share-based compensation to non-employee consultants and included within general and administrative expenses.

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

On June 30, 2026, the Company granted 135,000 RSUs to each of the Company’s Chief Executive Officer and Chief Financial Officer in accordance with their compensation arrangements. All of these RSUs were immediately vested.

As of June 30, 2026, the Company had 13,750 awarded and unvested RSUs.

For the three months ended June 30, 2026 and 2025, the Company recognized share-based compensation expenses of $0.5 million, and $6.9 million in connection with the above RSU awards. For the six months ended June 30, 2026 and 2025, the Company recognized share-based compensation expenses of $5.1 million, and $7.1 million in connection with the above RSU awards.

As of June 30, 2026, the Company had $43 thousand unrecognized compensation costs related to unvested RSUs.

Share Options

For the three months ended June 30, 2026 and 2025, the Company did not grant any options.

The Company recognizes compensation expenses related to options on a straight-line basis over the vesting periods. For the three months ended June 30, 2026 and 2025, the Company recognized share-based compensation expenses of $nil and $16 thousand, respectively. For the six months ended June 30, 2026 and 2025, the Company recognized share-based compensation expenses of $nil and $52 thousand, respectively. As of June 30, 2026, there were no unrecognized compensation costs related to all outstanding share options.

Other share-based compensation

Bit Digital Equity Incentive Plan

For the three months ended June 30, 2026 and 2025, the Company recognized share-based compensation expenses of $0.1 million and $0.5 million, respectively, for the RSUs issued to consultants under Bit Digital Incentive Plan.

In March 2026, the Company granted 75,000 RSUs to a consultant under the 2025 Plan as consideration for services rendered. The RSUs vest upon satisfaction of specified conditions and was vested in June 2026.

For the three months ended June 30, 2026 and 2025, WhiteFiber recognized share-based compensation expenses of $nil and $nil, respectively and for the six months ended June 30, 2026 and 2025, WhiteFiber recognized share-based compensation expenses of $59 thousand and $nil, respectively, for the RSUs issued to WhiteFiber employees and directors under the Bit Digital Plan.

WhiteFiber Equity Incentive Plan

For the three months ended March 31, 2026, WhiteFiber granted 152,444 RSUs to consultants under the 2025 Plan as consideration for services rendered. Of these, 139,225 shares were fully vested upon issuance, and the remainder of 13,219 shares vested in May 2026 for one consultant. WhiteFiber recognized share-based compensation expense of $2.1 million in connection with these grants.

In May 2026, WhiteFiber granted 2,683 RSUs to consultants under the 2025 Plan as consideration for services rendered. The RSUs vested immediately upon grant. WhiteFiber recognized share-based compensation expense of $70 thousand in connection with these grants.

For the three months ended June 30, 2026 and 2025, WhiteFiber recognized total share-based compensation expenses of $0.3 million and $nil, respectively, related to consultants. For the six months ended June 30, 2026 and 2025, WhiteFiber recognized total share-based compensation expenses of $2.4 million and $nil, respectively, related to consultants.

As of June 30, 2026, WhiteFiber had 124,349 awarded and unvested RSUs.

16. SHARE CAPITAL

Ordinary shares

As of December 31, 2025, there were 324,322,214 ordinary shares issued and 324,192,228 ordinary shares outstanding.

In May 2022, the Company entered into an At-the-Market Offering Agreement with H.C. Wainwright & Co., LLC relating to the Company’s ordinary shares. In accordance with the terms of the sales agreement, the Company may offer and sell ordinary shares having an aggregate offering price of up to $500 million. During the six months ended June 30, 2026, the Company sold 25,369,259 ordinary shares for an aggregate purchase price of $38.6 million net of offering costs pursuant to this at-the-market offering.

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

During the six months ended June 30, 2026, 5,237,818 ordinary shares were issued to the Company’s employees, directors, and consultants in settlement of an equal number of fully vested restricted share units awarded to such individuals and companies by the Company pursuant to grants made under the Company’s 2023 Plan and 2025 Plan.

As of June 30, 2026, there were 354,929,291 ordinary shares issued and 354,799,305 ordinary shares outstanding.

Preferred shares

As of June 30, 2026 and December 31, 2025, there were 1,000,000 preferred shares issued and outstanding.

The preference shares are entitled to the following preference features: 1) an annual dividend of 8% when, and if, declared by the Board of Directors; 2) a liquidation preference of $10.00 per share; 3) convert on a one for one basis for ordinary shares, subject to a 4.99% conversion limitation; 4) rank senior to ordinary shares in insolvency; and 5) for voting purposes, including the quorum threshold, vote 50 ordinary shares, for each preference share.

On December 20, 2024, the Board of Directors declared an 8% ($0.8 million) dividend on the preference shares to Geney Development Ltd. (“Geney”). Erke Huang, our Chief Financial Officer, is the President of Geney and the beneficial owner of 30% of the equity of Geney, with the remaining 70% held by Zhaohui Deng, a Director and the Company’s former Chairman of the Board. The Company fully paid the declared dividend in January 2025.

On February 19, 2026, the Board of Directors declared an eight (8%) percent ($0.8 million) dividend on the preference shares to Geney. The Company fully paid the declared dividend in March 2026.

Treasury stock

The Company treats ordinary shares withheld for tax purposes on behalf of employees in connection with the vesting of restricted share grants as ordinary share repurchases because they reduce the number of ordinary shares that would have been issued upon vesting. For the six months ended June 30, 2026 and 2025, the Company withheld nil ordinary shares that were surrendered to the Company for withholding taxes related to restricted stock vesting valued at $nil, based on fair value of the withheld shares on the vesting date.

As of June 30, 2026 and December 31, 2025, the Company had treasury stock of $1.2 million and $1.2 million, respectively.

17. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The components of goodwill as of June 30, 2026 are as follows:

As of June 30, 2026

Enovum Data Centers Corp.	$19,402
Total goodwill	$19,402

Finite-lived intangible assets

Finite-lived intangible assets consist of customer relationships. Intangible assets with definite lives are amortized over their estimated useful lives.

The following table presents the Company’s finite-lived intangible assets as of June 30, 2026:

	As of June 30, 2026
	Cost	Accumulated amortization	Net
Customer relationships	$13,486	$(1,485)	$12,001
Total	$13,486	$(1,485)	$12,001

The following table presents the Company’s finite-lived intangible assets as of December 31, 2025:

	As of December 31, 2025
	Cost	Accumulated amortization	Net
Customer relationships	$13,486	$(665)	$12,821
Total	$13,486	$(665)	$12,821

The following table presents the Company’s estimated future amortization of finite-lived intangible assets as of June 30, 2026:

2026	$347
2027	693
2028	693
2029	693
2030	693
Thereafter	8,882
Total	$12,001

Amortization expense for finite-lived intangible assets for the three months ended June 30, 2026 and June 30, 2025 was $0.2 million and $0.2 million, respectively and for the six months ended June 30, 2026 and June 30, 2025 was $0.4 million and $0.4 million, respectively. The Company did not identify any impairment of its finite-lived intangible assets during the six months ended June 30, 2026.

18. INCOME TAXES

The following table provides details of income taxes:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

(Loss) income before income taxes	$(113,126)	$16,465	$(262,981)	$(40,575)
(Benefit from) Provision for income taxes	$(1,460)	$1,592	$(1,038)	$2,263
Effective tax rate	1.3%	9.7%	0.4%	(5.6)%

The effective tax rate was 1.3% and 9.7% for the three months ended June 30, 2026 and 2025, respectively, and 0.4% and (5.6)% for the six months ended June 30, 2026 and 2025, respectively. The lower effective tax rates for the six month period primarily due to geographic mix earning impacts and Net CFC Tested Income or NCTI (a.k.a GILTI) impact. Also, in both periods presented, the Company was not able to benefit from current year foreign loss before taxes due to foreign valuation allowance from certain foreign operations.

19. (LOSS) EARNINGS PER SHARE

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

Net (loss) income attributable to Bit Digital shareholders	$(107,212)	$14,873	$(253,879)	$(42,838)
Adjustment (a)	-	-	(800)	-
Net (loss) income attributable to Bit Digital common shareholders	$(107,212)	$14,873	$(254,679)	$(42,838)

Weighted average number of ordinary share outstanding
Basic	350,018,575	206,889,826	337,998,729	194,355,223
Diluted	350,018,575	208,817,806	337,998,729	194,355,223

(Loss) earnings per share
Basic	$(0.31)	$0.07	$(0.75)	$(0.22)
Diluted	$(0.31)	$0.07	$(0.75)	$(0.22)

(a)	Includes a $0.8 million dividend declared on February 19, 2026, to the preferred shareholders of Geney Development Ltd (“Geney”) for the six months ended June 30, 2026.

Basic (loss) earnings per share is computed by dividing net (loss) income attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. The computation of diluted net (loss) income per share does not include dilutive ordinary share equivalents in the weighted average shares outstanding, as they would be anti-dilutive.

For the three and six months ended June 30, 2026, 13,750 unvested RSUs, 350,000 stock options and 1,000,000 shares of convertible preferred shares were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

For the three and six months ended June 30, 2026, approximately 36 million shares of the Company’s ordinary shares issuable upon conversion of the 2030 Notes at a conversion price of $4.16 per share were excluded from the calculation of diluted loss per share because they were anti-dilutive.

For the three and six months ended June 30, 2025, 3,769,914 unvested RSUs, 360,000 stock options and 1,000,000 shares of convertible preferred shares were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

20. SEGMENT REPORTING

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

Other than the $19.4 million of goodwill from the Enovum acquisition allocated to the colocation services, the Company does not allocate all assets to the reporting segments as these are managed on an entity-wide basis. Therefore, the Company does not separately disclose the total assets of its reportable operating segments.

All Other revenue is generated from equipment leases with external customers.

All revenue and cost of revenue from intersegment transactions have been eliminated in the condensed consolidated statements of operations and comprehensive (loss) income.

The following tables present segment revenue and segment gross profit reviewed by the CODM:

Three Months Ended June 30, 2026

	Digital asset mining	Cloud services	Colocation services	ETH staking	Total
Revenue from external customers	$2,371	$23,806	$4,726	$903	$31,806
Intersegment revenue	-	-	26	-	26
Segment revenue	2,371	23,806	4,752	903	31,832

Reconciliation of revenue
Other revenue (a)			307		307
Elimination of intersegment revenue					(26)
Total consolidated revenue					32,113

Less:
Electricity costs	1,140	739	758	-	2,637
Profit sharing fees	422	-	-	-	422
Datacenter lease expense	-	1,578	70	-	1,648
GPU lease expense	-	5,601	-	-	5,601
Wage expense	-	-	253	-	253
Service costs - ETH staking	-	-	-	42	42
Third-party customer support fees	-	1,250	-	-	1,250
Other segment items (b)	199	795	665	-	1,659
Intersegment cost of revenue	-	26	-	-	26
Segment cost of revenue	1,761	9,989	1,746	42	13,538

Reconciliation of cost of revenue
Elimination of intersegment cost of revenue					(26)
Total consolidated cost of revenue					13,512

Segment gross profit	$610	$13,817	$3,006	$861	$18,294

(a)	Other revenue is primarily attributable to equipment leasing revenue and is therefore not included in the total for segment gross profit.

(b)	All amounts included within other segment items are individually insignificant.

Three Months Ended June 30, 2025

	Digital asset mining	Cloud services	Colocation services	ETH staking	Total
Revenue from external customers	$6,632	$16,595	$1,729	$365	$25,321

Reconciliation of revenue
Other revenue (a)			338		338
Total consolidated revenue					25,659

Less:
Electricity costs	4,334	602	270	-	5,206
Profit sharing fees	1,052	-	-	-	1,052
Datacenter lease expense	-	1,366	156	-	1,522
GPU lease expense	-	3,749	-	-	3,749
Wage expense	-	-	170	-	170
Service costs - ETH staking	-	-	-	30	30
Other segment items (b)	690	674	92	-	1,456
Segment cost of revenue	6,076	6,391	688	30	13,185

Segment gross profit	$556	$10,204	$1,041	$335	$12,136

(a)	Other revenue is primarily attributable to equipment leasing revenue and is therefore not included in the total for segment gross profit.

(b)	All amounts included within other segment items are individually insignificant.

Six Months Ended June 30, 2026

	Digital asset mining	Cloud services	Colocation services	ETH staking	Total
Revenue from external customers	$6,076	$40,573	$9,500	$3,200	$59,349
Intersegment revenue	-	-	35	-	35
Segment revenue	6,076	40,573	9,535	3,200	59,384

Reconciliation of revenue
Other revenue (a)			690		690
Elimination of intersegment revenue					(35)
Total consolidated revenue					60,039

Less:
Electricity costs	3,345	1,644	1,589	-	6,578
Profit sharing fees	1,039	-	-	-	1,039
Datacenter lease expense	-	2,974	537	-	3,511
GPU lease expense	-	9,316	-	-	9,316
Wage expense	-	-	458	-	458
Service costs - ETH staking	-	-	-	163	163
Third-party customer support fees	-	1,398	-	-	1,398
Other segment items (b)	628	1,410	1,115	-	3,153
Intersegment cost of revenue	-	35		-	35
Segment cost of revenue	5,012	16,777	3,699	163	25,651

Reconciliation of cost of revenue
Elimination of intersegment cost of revenue					(35)
Total consolidated cost of revenue					25,616

Segment gross profit	$1,064	$23,796	$5,836	$3,037	$33,733

(a)	Other revenue is primarily attributable to Equipment Leasing and is therefore not included in the total for segment gross profit.

(b)	All amounts included within Other segment items are individually insignificant.

Six Months Ended June 30, 2025

	Digital asset mining	Cloud services	Colocation services	ETH staking	Total
Revenue from external customers	$14,409	$31,438	$3,367	$926	$50,140

Reconciliation of revenue
Other revenue (a)			618		618
Total consolidated revenue					50,758

Less:
Electricity costs	8,567	1,172	493	-	10,232
Profit sharing fees	2,242	-	-	-	2,242
Datacenter lease expense	-	2,640	307	-	2,947
GPU lease expense	-	7,497	-	-	7,497
Wage expense	-	-	170	-	170
Service costs - ETH staking	-	-	-	62	62
Other segment items (b)	1,390	1,170	230	-	2,790
Segment cost of revenue	12,199	12,479	1,200	62	25,940

Segment gross profit	$2,210	$18,959	$2,167	$864	$24,200

(a)	Other revenue is primarily attributable to Equipment Leasing and is therefore not included in the total for segment gross profit.

(b)	All amounts included within Other segment items are individually insignificant.

The following table presents the reconciliation of segment gross profit to net (loss) income before taxes:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

Segment gross profit	$18,294	$12,136	$33,733	$24,200

Reconciling Items:
Other profit (a)	307	338	690	618
Depreciation and amortization expenses	(10,088)	(8,224)	(20,124)	(15,466)
Impairment of capitalized software assets	(5,006)	-	(5,006)	-
General and administrative expenses	(22,568)	(19,667)	(50,195)	(27,937)
(Losses) gains on digital assets	(28,841)	27,155	(149,911)	(22,051)
Gains on digital intangible assets	11,324	-	11,324	-
Impairment of digital intangible assets	(46,035)	-	(46,035)	-
Net gain (loss) from disposal of property and equipment	-	-	1,822	(334)
Other (expense) income, net	(8,484)	4,727	(21,417)	395
Change in fair value of derivative liability	(13,967)	-	(4,715)	-
Interest expense	(8,062)	-	(13,147)	-
Net (loss) income before taxes	(113,126)	16,465	(262,981)	(40,575)

(a)	Other profit is primarily attributable to equipment leasing and is therefore not included in the total for segment gross profit.

21. RELATED PARTIES

Related-party transactions

On December 20, 2024, the Board of Directors declared an eight (8%) percent ($0.8 million) dividend on the preference shares to Geney Development Ltd. (“Geney”). Erke Huang, our Chief Financial Officer, is the President of Geney and the beneficial owner of 30% of the equity of Geney, with the remaining 70% held by Zhaohui Deng, a director and the Company’s former Chairman of the Board. The Company fully paid the declared dividend in January 2025.

On February 19, 2026, the Board of Directors declared an eight (8%) percent ($0.8 million) dividend on the preference shares to Geney. The Company fully paid the declared dividend in March 2026.

WhiteFiber AI’s subsidiary, WhiteFiber Iceland ehf, appointed Daniel Jonsson as its part-time Chief Executive Officer starting November 7, 2023, for a six-month term with a three-month probation. After the initial period, the employment shall be automatically renewed for successive period(s) of 6 months each, unless agreed otherwise in writing or unless terminated earlier in accordance with the terms of the employment agreement. His compensation includes a monthly salary of $8.3 thousand, a $6.4 thousand signing bonus, and eligibility for performance-based RSU. Prior to February 2026, Daniel Jonsson is part of the management team at GreenBlocks ehf which not only provides bitcoin mining hosting services but also benefits from a facility loan agreement extended by Bit Digital USA Inc., an affiliate of WhiteFiber Iceland ehf. In February 2026, the commercial relationship between Bit Digital USA Inc. and GreenBlocks ehf was terminated. Nonetheless, WhiteFiber Iceland ehf continues to engage GreenBlocks ehf under contract for consulting services pertaining to our high performance computing services in Iceland.

Corporate Restructuring and Capital Contributions

Prior to the consummation of the WhiteFiber initial public offering (the “Offering”), the Company entered into a Contribution Agreement with WhiteFiber, pursuant to which the Company contributed its HPC business through the transfer of 100% of the capital shares of its cloud services subsidiary, WhiteFiber AI, Inc. and its wholly-owned subsidiaries WhiteFiber HPC, Inc., WhiteFiber Canada, Inc., WhiteFiber Japan G.K. and WhiteFiber Iceland, ehf, to WhiteFiber in exchange for 27,043,749 ordinary shares of WhiteFiber. The Contribution became effective on August 6, 2025, when the Registration Statement on Form S-1, as amended (File No. No. 333-288650) (the “Registration Statement”), of WhiteFiber was declared effective by the Securities and Exchange Commission.

On August 8, 2025, WhiteFiber, a subsidiary of the Company, completed the Offering of 9,375,000 ordinary shares, at a public offering price of $17.00 per share. All ordinary shares in the Offering were sold by WhiteFiber. The gross proceeds to WhiteFiber from the Offering were $159,375,000, before deducting underwriting discounts and commissions and offering expenses payable by WhiteFiber. On September 2, 2025, the Underwriters fully exercised their option to purchase the additional 1,406,250 Ordinary Shares at the public offering price of $17.00 per share. Prior to the consummation of the Offering, the Company held all of the issued and outstanding ordinary shares of WhiteFiber. After giving effect to the Offering, and the underwriters’ exercise of their over-allotment option in full, the Company held approximately 71.5% of the issued and outstanding ordinary shares of WhiteFiber. As of the date of this Form 10-Q, the Company owns approximately 69.6% of WhiteFiber.

Transition Services Agreement

In addition, prior to the consummation of the Offering, the Company entered into a Transition Services Agreement with WhiteFiber, pursuant to which the Company will provide certain services to WhiteFiber, on a transitional basis which will generally be up to 24 months following the effective date of WhiteFiber’s IPO registration statement. The Transition Services Agreement provides for the performance of certain services by the Company for the benefit of WhiteFiber, or in some cases certain services provided by WhiteFiber for the benefit of the Company, for a limited period of time after the Offering, including certain services provided by Sam Tabar, our Chief Executive Officer, and Erke Huang, our Chief Financial Officer and a Director. During such transition period, Messrs. Tabar and Huang will continue to hold the same position with the Company as well as WhiteFiber. Messrs. Tabar and Huang have committed to provide the requisite time and effort to fulfil their responsibilities as a full-time officer of WhiteFiber, supervising a full staff and are expected to provide certain services, representing not more than approximately 30% of their working time, in respect of the Company’s operations. As of August 1, 2026, Mr. Zhu was named as the Chief Financial Officer of WhiteFiber as Mr. Huang has relinquished his position and is only serving as Chief Financial Officer of Bit Digital.  The services to be provided will include financial reporting, tax, legal, human resources, information technology and other general and administrative functions. All services are to be provided at cost, except if otherwise agreed to. Following WhiteFiber’s IPO, WhiteFiber’s related intercompany balances are expected to be settled in cash or reflected as a payable arrangement, rather than the historical parent investment treatment used before WhiteFiber’s IPO. For the three and six months ended June, 30, 2026, the fees for these services were $0.9 million and $2.4 million, respectively. As of June 30, 2026, the fees payable by WhiteFiber to the Company are $5.5 million.

Guarantees

The Company previously issued a guarantee to a third party on behalf of WhiteFiber Iceland ehf, making the Company jointly and severally liable for WhiteFiber Iceland’s payment obligations related to hosting Services fees and electrical costs pursuant to a colocation agreement.

On September 25, 2025, the guarantee was assumed by WhiteFiber which became directly responsible for such obligations. Following the assumption, the Company is no longer a guarantor under the agreement.

On March 25, 2026, WhiteFiber Iceland ehf. (the “Borrower”), a subsidiary of WhiteFiber, entered into a secured term loan facility agreement (the “Facility”) with Landsbankinn hf, which provides for borrowings of up to $20 million. As of the date of this Form 10-Q, $18 million has been drawn down under this Facility. The obligations under the Facility are guaranteed by WhiteFiber, Inc. and WhiteFiber AI, Inc. Refer to Note 13. Debt for further details on this agreement.

On May 20, 2026, Enovum NC-1 Venture, LLC (the “Borrower”), a subsidiary of WhiteFiber, entered into a Delayed Draw Term Loan Facility and Security Agreement (the “Delayed Draw Term Loan Facility”) with Bit Digital Capital, Inc. (the “Lender”), a subsidiary of the Company, providing up to $100 million of available borrowings. The available borrowing may be increased to $150 million, subject to the terms and conditions of the agreement. The obligations under the Delayed Draw Term Loan Facility are guaranteed by WhiteFiber Operating Partnership, LP.

On July 15, 2026 Enovum NC-Bidco, LLC (the “Principal”), a subsidiary of WhiteFiber, entered into a $3 million surety bond from Great American Insurance Company in favor of Duke Energy Carolinas, LLC. The obligations under the surety bond are guaranteed by WhiteFiber, Inc. and Enovum NC-1 Bidco, LLC.

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

22. COMMITMENTS AND CONTINGENCIES

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

On March 18, 2026, the Company moved to dismiss some of the Blockfusion’s counterclaims. The Court heard argument on that motion on June 12, 2026, and the motion remains pending.

The litigation is ongoing and remains in an active pretrial phase. The parties are engaged in discovery. The Company seeks recovery of its original investment, allegedly improper invoice payments, unpaid contractual amounts, and other damages, and may seek equitable or other relief as the proceedings continue. The aggregate damages sought exceed $5.0 million.

At this time, the Company cannot reasonably estimate a possible loss, range of loss, or expected recovery associated with this litigation.

Bit Digital USA, Inc. v. Alex Martini-Lo Manto, et. al. – New York Supreme Court, New York County, Commercial Division

On March 4, 2026, the Company filed suit against Alex Martini-Lo Manto, CEO of Blockfusion; Blockfusion; and two Blockfusion-related entities alleging that the defendants had designed a Special Purpose Acquisition Company (“SPAC”) merger to avoid paying the Company for its prejudgment liabilities. The suit alleges claims under New York Uniform Voidable Transactions Act, as well as fraud claims against defendant Martini-Lo Manto and other related claims.

Upon filing, the Company also moved for a preliminary injunction enjoining the SPAC transaction. On April 15, 2026, the Court denied that motion. The Company appealed that ruling, and the appeal was subsequently resolved as described below.

On April 29, 2026, Defendants moved to dismiss the Company’s claims. The Company filed its opposition on May 22, 2026.

On July 23, 2026, the Court issued a decision granting the motion in part and denying it in part. The Court dismissed the Company’s claims under the New York Uniform Voidable Transactions Act but permitted the Company’s successor-liability claim against the proposed post-combination public company to proceed. With respect to the fraud claims against Mr. Martini-Lo Manto, the Court permitted the claim based on allegedly fraudulent invoices to proceed and dismissed the remaining fraud claims. The Company is evaluating whether to seek leave to replead or to appeal the dismissed claims.

The litigation is ongoing and remains in an active pretrial phase. The parties are engaged in discovery. The aggregate damages sought exceed $5.0 million.

At this time, the Company cannot reasonably estimate a possible loss, range of loss, or expected recovery associated with this litigation.

Bit Digital USA, Inc. v. Alex Martini-Lo Manto, et. al. – New York Supreme Court, Appellate Division, First Department

On April 22, 2026, the Company appealed the Commercial Division’s denial of the preliminary injunction. The Company also filed a request for interim appellate injunctive relief. On May 22, 2026, the Appellate Division issued an interim order, pending determination of the application by a full panel, directing the defendants to escrow $5.4 million on or before June 1, 2026 and directing the Company to post a $100,000 undertaking. The escrow was not funded. Instead, on June 5, 2026, Blockfusion Data Centers, Inc., the entity that would become the publicly traded parent upon completion of the proposed business combination, executed a limited guarantee in favor of the Company. Subject to its terms, the guarantee covers payment of the net amount, if any, that Blockfusion is finally determined to owe the Company in the Delaware or New York actions under a final, non-appealable judgment (or a settlement to which the guarantor consents), after giving effect to all defenses, counterclaims, and rights of setoff, and is capped at that amount. By its terms, the guarantee will not become effective unless and until the proposed business combination closes, and it will be null and void if the transaction is not consummated. In connection with the guarantee, the Company withdrew its appeal on June 6, 2026, and the interim order is no longer in effect. The proposed business combination has not yet closed.

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

Contingent Consideration Liabilities

Unifi Transaction

As part of the Unifi Transaction (See Note 4. Acquisition), WhiteFiber may be required to make additional contingent payments to the seller based on the timing and availability of electric service to the property, as follows:

●	A contingent payment of $8 million may become payable if, within two years of the acquisition date, WhiteFiber uses commercially reasonable efforts and obtains from the local energy provider an Electric Service Agreement for at least 99 megawatts (MW), or if the property otherwise receives 99 MW of power within that timeframe.

●	If an Electric Service Agreement for at least 99 MW is provided, or the property receives 99 MW of power within three years, WhiteFiber may instead be required to make a contingent payment of $5 million.

●	If an Electric Service Agreement is provided, or the property receives more than 99 MW of power within four years, WhiteFiber may be required to make an additional payment of $200,000 per MW in excess of 99 MW, up to a maximum of $5 million.

As of June 30, 2026, WhiteFiber has not received an Electric Service Agreement of more than 99 MW. Thus, no contingent payment is payable as of the reporting date.

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

On July 15, 2026, the Company obtained a $3 million surety bond from Great American Insurance Company in favor of Duke Energy Carolinas, LLC. The surety bond serves as security for the Company’s payment obligations and may be drawn upon if the Company fails to remit payment to Duke Energy within 30 days after receiving a demand for payment.

As of June 30, 2026, management has no present intention to reduce operations at Madison or terminate the ESA. Accordingly, no liability has been recognized in the financial statements in connection with the ESA.

23. SUBSEQUENT EVENTS

At the market offering

Subsequent to June 30, 2026, the Company sold 7,211,736 ordinary shares for aggregate proceeds of approximately $12.5 million pursuant to the at-the-market offering agreement with H.C. Wainwright & Co., LLC. The Company received net proceeds of $12.3 million, net of offering costs.

Syndicated RBC Credit Facility Agreement

On July 6, 2026, WhiteFiber’s wholly-owned subsidiary, Enovum Data Center Corp. entered into a syndicated credit agreement (“Syndicated RBC Credit Facility Agreement”). See Note 13. Debt for additional information.

Delayed Draw Term Loan Facility and Security Agreement

On July 27, 2026, WhiteFiber drew down an additional $20 million and on July 31, 2026, WhiteFiber drew down an additional $10 million under its existing Delayed Draw Term Loan Facility agreement with Bit Digital Capital, Inc.

Data center lease in Sydney

On July 30, 2026, WhiteFiber Australia II Pty Ltd (f/k/a Aurix Digital Pty Ltd), a subsidiary of WhiteFiber, entered into a lease of data center space in Sydney, Australia to expand our cloud services offering. The lease, which is guaranteed by WhiteFiber, Inc., is scheduled to commence in the fourth quarter of 2026, has a term of 59 months, and carries a monthly rent of AUD 488 thousand (approximately $344 thousand).

Investment Security

On August 10, 2026, WhiteFiber entered into the PIPE Share Purchase Agreement with SAIHEAT Limited for aggregate proceeds of approximately $1.0 million at a per-share purchase price of $18.15 per share. Refer to Note 11. Investment Security for additional information.

Issuance of preference shares

On August 11, 2026, the Board of Directors approved the issue of an additional 1,000,000 preference shares with the same exact features of the 1,000,000 issued and outstanding preference shares. These preference shares are being issued to the following persons for services resulting in the growth of the Company, and particularly during the transition period following WhiteFiber’s initial public offering. Sam Tabar, Chief Executive Officer (200,000 shares), Erke Huang, Chief Financial Officer (200,000 shares in the name of Even Green Holdings Limited) and two other members of management were issued 400,000 shares and 200,000 shares, respectively, or an aggregate of 1,000,000 preference shares which were valued by the Company at $2,000,000. An aggregate of 1,000,000 ordinary shares were forfeited back to the Company for zero consideration by the four above-named persons.

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

The following discussion may contain forward-looking statements that reflect the Company’s plans, estimates and beliefs. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those discussed in the Company’s periodic reports that are filed with the Securities and Exchange Commission and available on its website at http://www.sec.gov. If any material risk were to occur, our business, financial condition or results of operations would likely suffer. In that event, the value of our securities could decline and you could lose part of all of your investment. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. In addition, our past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results in the future. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these factors. Other than as required under the securities laws, the company does not assume a duty to update these forward-looking statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q for the period ended June 30, 2026 as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2025 (“Form 10-K”). This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See “Forward Looking Statements and Risk Factor Summary” for a discussion of the uncertainties, risks, and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” and elsewhere in this Quarterly Report.

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

Based on their collective industry experience, WhiteFiber’s data center team is adept at bringing new sites online on an accelerated timeline. WhiteFiber is aggressively pursuing the development pipeline and intends to achieve an estimated 70 MW (gross) of total data center capacity by the end of the fourth quarter of 2026, a target that is underpinned by assets including the MTL-2, MTL-3, and NC-1 facilities. As of June 30, 2026, its pipeline of potential data center projects represents approximately 1,500 MW (gross) under management review. WhiteFiber follows a disciplined process prioritizing projects that are backed by customer lease commitments. In select cases, WhiteFiber may pursue early-stage acquisitions based on strong customer demand signals and defined commercialization pathways. Accordingly, the foregoing timelines and capacities are subject to change based on many factors, many of which are outside of WhiteFiber’s control.

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

On May 20, 2025, WhiteFiber completed the purchase of a former industrial/manufacturing building from UMI. Pursuant to the Purchase Agreement WhiteFiber agreed to purchase from UMI, an industrial/manufacturing building together with the underlying land located in Madison, North Carolina, which WhiteFiber refers to as “NC-1”, as well as certain machinery and equipment located thereon for a cash purchase price of $45 million. The purchase price will increase by (i) $8 million, if Duke Energy actually provides, or provides an Electric Services Agreement providing for, at least 99 MW (gross) within two years of May 20, 2025, or (ii) $5 million, if Duke Energy actually provides, or provides an Electric Services Agreement providing for, at least 99 MW (gross) more than two years but less than three years after May 20, 2025. Additionally, the purchase price will increase by an additional $200 thousand per MW over 99 MW (gross) up to a maximum of $5 million if at least 99 MW (gross) are actually delivered, or Duke Energy provides an Electric Services Agreement for the provision of at least 99 MW (gross), within four years of May 20, 2025. Separately, the Company entered into a Capacity Agreement with Duke Energy pursuant to which Duke Energy agreed to use commercially reasonable efforts to achieve 24 MW (gross) of service to NC-1 by September 1, 2025, 40 MW (gross) by April 1, 2026, and 99 MW (gross) within four years of May 16, 2025. Management believes based upon its review of the site and a Duke Energy preliminary transmission study, that NC-1 may receive and support up to 200 MW (gross) of total electrical supply over an extended period of time, subject to infrastructure upgrades, such as developing new substations and other conditions. On August 4, 2025, Enovum NC-1 Bidco LLC, a subsidiary of WhiteFiber, entered into an Assignment and Assumption Agreement with Unifi Manufacturing and Duke Energy Carolinas, LLC, pursuant to which Enovum assumed Unifi’s rights and obligations under certain electric service agreements for facilities located in North Carolina. Duke Energy consented to the assignment. Refer to Note 22. Commitments and contingencies to our condensed consolidated financial statements for further detail.

As the business grows, WhiteFiber’s ability to fund its operating needs will depend on the ongoing ability to generate positive cash flow from our operations and raise capital in the capital markets. Accordingly, WhiteFiber has entered into certain credit facilities to finance these areas of growth, including the RBC Facility Agreement discussed here. Refer to Liquidity and capital resources for further discussion on this Facility and other credit facilities of WhiteFiber.

RBC Credit Facility

On June 18, 2025, WhiteFiber entered into a non-recourse credit agreement with RBC (as subsequently amended on July 4, 2025, the “original credit agreement”) providing for an aggregate of up to approximately CAD 60 million (approximately $43.8 million) of financing intended primarily to refinance the buildout of MTL-2 and to provide $5.8 million of revolving term financing. The facilities had not been authorized for use by the lender, as certain conditions precedent had not yet been satisfied, and accordingly no amounts were drawn and no borrowings were available under the original credit agreement.

On April 27, 2026, WhiteFiber entered into an amended credit agreement with RBC, replacing the original credit agreement dated June 18, 2025, as amended on July 4, 2025. The amended credit agreement provided for an authorized credit facility of CAD $28 million (approximately $20 million), the proceeds of which were used to finance the acquisition of the MTL-3 facility. The amended credit agreement also included a CAD $8 million (approximately $5.8 million) revolving facility in the form of Letters of Credit and Letters of Guarantee, available for a 12-month term. On July 15, 2026, the amended credit agreement was repaid in full and refinanced through the Syndicated RBC Credit Facility Agreement described below; the revolving Letters of Credit and Letters of Guarantee facility remains in place.

Syndicated RBC Credit Facility Agreement executed on July 6, 2026

On July 6, 2026, WhiteFiber’s wholly-owned subsidiary, Enovum Data Center Corp entered into a syndicated credit agreement with a group of lenders and RBC as administrative agent. The Syndicated Credit Facility Agreement provides for an aggregate of up to approximately CAD $115 million (approximately $80.8 million) to refinance the Amended Credit Agreement and finance its data centers business. The agreement also includes an accordion feature that permits WhiteFiber to increase by up to an additional CAD $25 million (approximately $17.7 million) to refinance the Amended Credit Agreement, subject to the satisfaction of specified conditions. The Syndicated Credit Facility Agreement is a non-revolving facility, and amounts repaid or prepaid may not be reborrowed.

Borrowings under the Syndicated Credit Facility Agreement bear interest, at WhiteFiber’s option, at either (i) the CORRA-based benchmark rate for such interest period plus 2.45% per annum plus the credit spread adjustment for the applicable interest period (29.547 basis points for one month interest period, 32.138 basis points for a three month interest period and 0 for a daily interest period), or (ii) RBC Prime rate plus 1.00% per annum. The facility has a three-year term from the date of the initial drawdown and requires interest-only payments until the first full quarter after the date of the initial drawdown. The loan will be amortized through quarterly principal repayments based on a 15-year amortization schedule, with the outstanding principal due in full at maturity. The specific borrowing terms are established at the time of each drawdown pursuant to a borrowing request submitted by WhiteFiber and accepted by the lender.

The Syndicated Credit Facility is secured by first-ranking security interests over substantially all present and future personal property and assets of the borrower and the guarantors, together with first-ranking mortgages on certain owned real estate, including WhiteFiber’s MTL-2 and MTL-3 properties and related improvements and equipment.

WhiteFiber has agreed to certain financial covenants, including a minimum debt service coverage ratio and a maximum Net funded debt to EBITDA ratio.

On July 15, 2026, WhiteFiber drew a CORRA loan amount of CAD $36.8 million (approximately $26.2 million) under the Syndicated Credit Facility Agreement.

Nscale Services Agreement

In November 2025, WhiteFiber’s wholly owned subsidiary, Enovum NC-1 Bidco, LLC, entered into the Services Agreement with Nscale Services US Inc. and Nscale Global Holdings Limited (collectively, “Nscale”) for the provision of colocation and related services at its NC-1 facility. The agreement represents a significant commercial milestone for the high-density data center platform and provides long-term contracted revenue visibility. The initial Service Order pursuant to the Services Agreement represents approximately $865 million in total contracted revenue over a 10-year term, inclusive of contractual annual rate escalators and non-recurring installation services (“NRCs”). Electricity and certain other operating costs are structured as pass-through charges to Nscale. Billing is expected to commence during the third quarter, subject to completion of construction and commissioning. As a result, WhiteFiber expects full revenue contribution from this agreement to begin during the third quarter of 2026 as the facility reaches its contractual capacity.

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

WhiteFiber is also developing a capital-light managed services offering through which customers would fund the underlying hardware while WhiteFiber deploys and operates it on their behalf. This offering has not yet generated material revenue.

Global Data Center Infrastructure and Partnerships

WhiteFiber expects to leverage a global network of data centers for hosting capacity for its GPU business, in many instances, by negotiating with third-party providers to seamlessly integrate its cloud services at strategically located data centers. WhiteFiber’s initial data center partnership through which it leases capacity is at Blönduós Campus, Iceland, offering a world-class operations team with certified technicians and reliable engineers. The facility has a 45 kW rack density and 6 MW (gross) total capacity. WhiteFiber has executed contracts for 5.5 MW IT load at the data center. The center’s energy source is 100% renewable energy, mainly from Blanda Hydro PowerStation, the winner of an IHA Blue Planet Award in 2017. In addition, WhiteFiber has leased additional capacity to install our data center in Atlanta, Georgia, USA to expand its cloud services offering. The capacity leases commenced in February 2026. WhiteFiber also intends to lease additional capacity to expand its cloud services offering. In July 2026, WhiteFiber entered into a lease for 2.5 MW IT load Tier 3 design data center space in Sydney, Australia to expand our cloud services offering. The lease is scheduled to commence in the fourth quarter of 2026.

In April 2025, WhiteFiber received its first shipment of NVIDIA GB200 NVL72 system powered NVIDIA GB200 Grace Blackwell Superchips, from Quanta Cloud Technology, a leading provider of data center solutions. WhiteFiber believes that support with proof of concept (POC) access from Quanta will enable it to meet and exceed expectations around delivery and timeline, performance and reliability.

Customer Base and Concentration

As of the date of this Form 10-Q, WhiteFiber has seven existing customers. Its largest customer accounted for approximately 63% of WhiteFiber’s revenue during the six months ended June 30, 2026. During the period WhiteFiber had discontinuation of three customer orders. The discontinued orders resulted in approximately $5.1M impact to revenue during the six months ended June 30, 2026. However, there were new customer orders contracted in the six months ended June 30, 2026 and through the date of this Form 10-Q for total contracted revenue of $635.8M over a six months to three-year period.

Discontinued customer agreements during the six months ended June 30, 2026 and through the date of this Form 10-Q include: (i) WhiteFiber’s Initial Customer, following execution of the Termination Agreement described below; (ii) a customer whose Master Services Agreement and related purchase order, as previously amended, was terminated in January 2026; and (iii) a customer whose service order, entered into in January 2026, was terminated during the period.

New customer agreements signed during the six months ended June 30, 2026 and through the date of this Form 10-Q include new service orders entered into with existing customers for additional GPU and CPU/storage capacity, as well as new service orders entered into with new customers, in each case as further described below.

Selected Customer Agreements

The following summaries reflect selected GPU cloud service agreements that were entered into or discontinued during the period, or that WhiteFiber otherwise considers to be material or representative. WhiteFiber has entered into additional agreements that are not individually material and are not included below.

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

In October 2025, Bit Digital’s existing guaranty arrangement with the Initial Customer was scheduled to expire. Beginning in November 2025, the customer will provide a service deposit to WhiteFiber in lieu of the Bit Digital guaranty. The deposit will be funded through fifteen consecutive monthly payments of approximately $0.24 million each, totaling $3.6 million, payable from November 2025 through January 2027. The deposit will serve as security for the customer’s performance obligations under the amended service agreements. Each monthly payment is expected to be invoiced on the first day of the month and paid within thirty days. WhiteFiber will be required to return the deposit in cash upon termination or expiration of the service agreements, provided that all obligations have been fully satisfied and no payment defaults or material breaches exist.

In the second quarter of 2026, WhiteFiber executed a termination agreement (the “Termination Agreement”) with the Initial Customer. The Termination Agreement preserved $12.5 million of previously invoiced, unpaid trade receivables. This preserved balance was fully collected as of June 30, 2026. Prepayment and service deposit balances were applied against other outstanding receivables and WhiteFiber recognized a bad debt expense of approximately $2.2 million for the unpreserved remaining receivable balance outstanding. Additionally, under the Termination Agreement the Initial Customer is obligated to pay WhiteFiber a fixed termination fee of $12.3 million that was recognized as revenue during the second quarter of 2026. Subsequently, after quarter-end, the termination fee was amended to $15.7 million. The amended amount of $15.7 million remains outstanding as of the date of this Form 10-Q. Following the service pause and termination of the agreement, WhiteFiber redeployed the GPUs previously allocated to the Initial Customer to other customers.

In November 2025, WhiteFiber terminated the MSA and all related purchase orders with DNA Fund in accordance with the terms of the contract. At the time of termination, we had approximately $7.3 million in outstanding accounts receivable. Pursuant to the termination agreement, the customer agreed to repay the outstanding balance. As of the date of this Form 10-Q, we have collected $2.2 million of the outstanding amount.

On November 6, 2024, WhiteFiber entered into a Master Services Agreement (“MSA”) with a minimum purchase commitment of 16 GPUs, along with an associated purchase order, from a new customer. The purchase order provides for services utilizing a total of 16 H200 GPUs over a minimum of a six-month period, representing total contracted value of approximately $0.16 million for the term. The deployment commenced on November 7, 2024, using WhiteFiber’s existing inventory of H200 GPUs. The service under the purchase order concluded in May 2025. Between May 2025 and September 2025, WhiteFiber signed six additional agreements on a month-to-month basis for a total of 88 H200 GPUs, which were terminated in January 2026.

In February 2026, WhiteFiber entered into another service order with the customer to provide services utilizing a total of 10 H200 GPU servers. The service order has an initial term of 14 months beginning on the services commencement date. The service order represents an aggregate revenue opportunity of approximately $1.3 million. The deployment and revenue generation began in March 2026.

In March 2026, WhiteFiber entered into another service order with the customer to provide services utilizing a total of 256 H100 GPU servers. The service order has an initial term of 24 months beginning on the services commencement date, with an option to renew for an additional twelve months. The service order represents an aggregate revenue opportunity of approximately $50.2 million. The deployment and revenue generation began in the second quarter of 2026.

In April 2026, WhiteFiber entered into another service order with the customer to provide CPU and storage server services. The service order has an initial term of 24 months beginning on the services commencement date. The service order represents an aggregate revenue opportunity of approximately $0.8 million. The deployment and revenue generation began in the second quarter of 2026.

On January 30, 2025, WhiteFiber entered into a Master Services Agreement (“MSA”) with a minimum purchase commitment of 40 GPUs, along with an associated purchase order, from a new customer. The purchase orders provide for services utilizing a total of 40 H200 GPUs over a minimum of 12 month period, representing total revenue of approximately $0.8 million for the term. In October 2025, the purchase order was amended to reduce the number of H200 GPUs from 40 to 8 and to extend the term of service through May 2027. This contract was terminated in January 2026.

In October 2025, WhiteFiber entered into a two-week service order with a new customer to provide services utilizing a total of 72 B200 GPUs. In January 2026, WhiteFiber entered into an additional two-week service order with this customer for 72 B200 GPUs. These contracts were terminated as of February 2026. In January 2026, WhiteFiber entered into a further service order with this customer to provide services utilizing a total of 384 B200 GPUs. This service order has an initial term of 24 months commencing on the service commencement date, after which it will automatically renew for successive one-month periods unless terminated by either party. The service order represents an aggregate revenue opportunity of approximately $18.1 million. Deployment and revenue generation commenced in January 2026.

In February 2026, WhiteFiber entered into a service order with a new customer to provide services utilizing a total of 256 GPUs. The service order has an initial term of 12 months beginning on the services commencement date, after which it automatically renews for successive one-month periods unless terminated by either party. The deployment and revenue generation began on February 1, 2026 which is expected to generate total revenues of $3.6 million.

In March 2026, WhiteFiber entered into a service order with a new customer, Prime Intellect, to provide services utilizing a total of 72 GB200 GPUs. The service order has an initial term of six months beginning on the services commencement date, after which it automatically renews for successive one-month periods unless terminated by either party. The deployment and revenue generation began on March 7, 2026 and will generate a total revenue of up to $1.0 million. Additionally, in April 2026, WhiteFiber entered into a service order with this customer to provide services utilizing a total of 216 GB200 GPUs. The service order has an initial term of 12 months beginning on the services commencement date, after which it automatically renews for successive one-month periods unless terminated by either party. The deployment and revenue generation is scheduled to begin in July 2026 generating total revenues of up to $6.8 million.

New Business Developments

In May 2026, WhiteFiber entered into a five-year agreement to provide AI compute infrastructure for an investment-grade technology customer in the Paris region utilizing advanced NVIDIA GPU systems, with total contract value in excess of $160 million. Service under this agreement, which was previously expected to commence in July 2026, is now expected to commence in September 2026, subject to final equipment delivery and acceptance milestones. WhiteFiber has secured third-party data center capacity in France to support the deployment and has entered into a binding term sheet for project-level financing with respect to this deployment (the “France Project Financing”). WhiteFiber is currently in the process of negotiating definitive documentation for the France Project Financing; however, certain material terms remain subject to ongoing negotiation between the parties. While WhiteFiber expects to finalize the France Project Financing in the near term, no definitive agreements have been entered into as of the date of this Quarterly Report, and no assurance can be given that WhiteFiber will enter into such financing on the timeline currently anticipated, on the terms contemplated by the binding term sheet, on other terms satisfactory to us, or at all. If consummated, the France Project Financing is expected to be incurred at a project-level subsidiary and would not be guaranteed by WhiteFiber, Inc. The project is expected to be supported by customer prepayments, including 12 months of advance service fees, and project-level financing, with limited long-term reliance on our corporate balance sheet and existing cash resources.

Also in May 2026, WhiteFiber entered into a two-year cloud services agreement with Hyperbolic Labs, Inc., with Modal Labs as the end customer and reference partner, to deploy H200 GPUs from our existing owned fleet, with total contract value of approximately $17 million. Revenue under this agreement commenced in June 2026. No incremental GPU capital expenditures were required for this deployment.

In July 2026, WhiteFiber entered into a service order with a new customer to provide services utilizing a total of 128 B300 GPUs. The service order has an initial term of 36 months beginning on the services commencement date, after which it automatically renews for successive one-month periods unless terminated by either party. The service order represents an aggregate revenue opportunity of approximately $16.0 million.

In August 2026, WhiteFiber entered into a new service order with Prime Intellect to provide services utilizing a total of 576 VR200 (Vera Rubin) GPUs in Canada, representing our first Vera Rubin deployment. This is in addition to the orders placed by this customer of 72 GB200 GPUs in March 2026 and 216 GB200 GPUs in April 2026, discussed above. The service order has an initial term of 36 months beginning on the services commencement date, after which it automatically renews for successive one-month periods unless terminated by either party. The service order represents an aggregate revenue opportunity of approximately $108.2 million, with service targeted to commence in the second quarter of 2027. The total revenue contract value with this customer in relation to these three orders is expected to be up to $116.0 million.

In August 2026, WhiteFiber entered into a service order with a new customer, BaseTen Labs, Inc., to provide services utilizing a total of 1,392 B300 GPUs. The service order has an initial term of 36 months beginning on the services commencement date, after which it automatically renews for successive one-month periods unless terminated by either party. The service order represents an aggregate revenue opportunity of approximately $165.2 million. The deployment and revenue generation is scheduled to begin in November 2026.

In August 2026, WhiteFiber entered into a new five-year service order with an existing customer to provide services utilizing a total of 576 Nvidia B300s GPUs in Iceland. The service order represents an aggregate revenue opportunity of approximately $87.5 million over its initial term, with additional potential upside through revenue sharing. Service under this agreement is targeted to commence in December 2026.

Key Factors that May Affect Future Results of Operations

The Company’s future results of operations are, in part, dependent on WhiteFiber’s ability to complete and expand capacity at its existing data center projects and to develop its data center pipeline. WhiteFiber substantially completed construction of its MTL-3 facility by the end of October 2025. The site has commenced billing its customer, Cerebras, as of November 1, 2025, in the amount of CAD 1.4 million (approximately $979 thousand USD) monthly for the duration of the five-year contract. Management expects WhiteFiber to start generating revenues 30 days after completion. Additionally, during the third quarter WhiteFiber will begin the initial phases of construction for MTL-2 with an expected delivery near the end of the fiscal year.

On July 9, 2026, WhiteFiber announced initial research and development results for a proprietary cross-data-center networking architecture designed to link geographically separated data centers into a single logical GPU supercluster. Testing demonstrated 111.2 Tbps of bandwidth across 83 kilometers of dark fiber with a guaranteed round-trip latency of 0.9 milliseconds, and WhiteFiber has submitted related patent applications. WhiteFiber is targeting a commercial launch of this solution in future periods, subject to completion of additional full-spectrum fiber testing; although there can be no assurance that it will do so on the anticipated timeline or at all.

The Company’s and WhiteFiber’s ability to fund the continued construction and buildout of WhiteFiber’s data center facilities, and to refinance near-term debt maturities, depends on successfully obtaining additional financing on acceptable terms, or at all. If the Company or WhiteFiber is unable to do so, the Company’s business, operating results, and financial condition could be adversely affected.

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

We started participating in liquid staking via Liquid Collective protocol on the Coinbase platform in the first quarter of 2023. Liquid staking allows participants to achieve greater capital efficiency by utilizing their staked ETH as collateral and trading their staked ETH tokens on the secondary market. In the first quarter of 2024, we reclaimed all the liquid staked ETH from Liquid Collective protocol. In July 2025, we resumed liquid staking through the Liquid Collective protocol with 5,120 ETH. This approach provided flexibility to engage in both staking and restaking through a broader range of strategies and platforms. Subsequently, we ceased our liquid staking activities with Liquid Collective protocol in October 2025. In April 2026, the Company liquid staked 73,235 ETH and received 66,192 LsETH, a portion of which was subsequently pledged as collateral under certain borrowing arrangements during the period.

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

We have entered into service agreements with third-party hosting partners in North America and Iceland. These partners operate specialized mining data centers, where they install and operate the miners and provide IT consulting, maintenance, and repair work on site for us. Our mining facilities are currently maintained by Digital Energy Partner LLC (“DEP”) in Texas and Mendenhall Ops LLC (“Merkle”) in Tennessee. Our mining facilities in Kentucky, Texas, New York, and Iceland were previously maintained by Soluna Computing, Inc. and DVSL ComputeCo, LLC (collectively, “Soluna”), Bitdeer Technologies Group (“Bitdeer”), Digihost Technologies Inc. (“Digihost”), and GreenBlocks ehf, an Icelandic private limited company (“GreenBlocks”), respectively. The Company’s partnership with Soluna and GreenBlocks concluded at the end of February 2026, while its partnership with Digihost and Bitdeer concluded during May 2026 and June 2026, respectively.

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

Miner Deployments

During the three months ended June 30, 2026, we continued to work with our hosting partners to deploy our miners in North America.

During the first quarter of 2026, the Company reallocated a portion of its mining fleet across hosting facilities as part of its ongoing efforts to recalibrate its mining operations. This transition, driven by changes in hosting partnerships, including the transfer of 2,483 miners from Soluna and DEP’s facilities, respectively, to Bitdeer.

During the second quarter of 2026, the Company transferred 2,451 and 1,778 miners from Soluna and Bitdeer’s facilities, respectively, to Merkle.

As of June 30, 2026, the Company’s active hash rate totals approximately 0.4 EH/s, with operations in North America.

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

On January 26, 2024, the Company entered into a letter agreement and MMSA Amendment with Coinmint pursuant to which Coinmint agreed to provide the Company with up to 6 MW of additional mining capacity to energize the Company’s mining equipment at Coinmint’s hosting facility in Massena, New York. The agreement was for one year automatically renewing for three months unless terminated by either party on at least 90 days prior written notice. The performance fees under this letter agreement are 28% of the net profit. This agreement brought the Company’s total contracted hosting capacity with Coinmint to approximately 46 MW.

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

In December 2024, we entered into two additional co-location agreements with Soluna DVSL ComputerCo, LLC. pursuant to which Soluna agreed to provide the Company with up to 11 MW (5.5 MW and 5.5 MW, respectively) at their hosting facility in Silverton, Texas. Both agreements are for one (1) year automatically renewing on a month-to-month basis unless terminated by either party on at least 60 days prior written notice. Soluna shall also be entitled to 35% and 27.5%, respectively, of the net profit generated by the miners. These new agreements bring the Company’s total contracted hosting capacity with Soluna to approximately 17.6 MW. Our partnership with Soluna concluded in February 2026. The Company has since relocated approximately 2,451 miners to Merkle and is evaluating alternative deployment options for the remaining miners, which are currently in storage.

In November 2023, we entered into a hosting services agreement, which was amended on March 7, 2024, with Dory Creek, LLC, a subsidiary of Bitdeer Technologies Group (“Bitdeer”), for a term of one (1) year automatically renewing on an annual basis unless terminated by either party by giving a 30-day prior notice to the other Party in writing. Pursuant to the terms of the agreement, Bitdeer provides maintenance and operation services to Bit Digital to support 17.5 MW of capacity. Bitdeer shall also be entitled to 30% of the net profit generated by the miners. Bit Digital shall have the first right, but not obligation, to accept services for any extra capacity under the terms of this Agreement. Our partnership with Bitdeer concluded in June 2026. The Company has since relocated approximately 1,778 miners to Merkle and is evaluating alternative deployment options for the remaining miners, which are currently in storage.

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

On July 1, 2025, we entered into the first amendment to the hosting service agreement for 13 MW of capacity. The amendment modified the existing agreement, identifying the two facilities that will provide maintenance and operations service to Bit Digital to support 5 MW and 8 MW of capacity. KaboomRacks shall also be entitled to respective 40%, 14.75% and 22.5% of the net profit generated by the miners. On November 12, 2025, we received communication regarding a change in the contracting entity under its existing hosting arrangements. Effective immediately, Digital Energy Partners LLC (“DEP”) replaced KaboomRacks as the sole contracting counterparty. Under the updated terms, KaboomRacks will return all deposits previously held by it, and we will remit a one-month deposit related to electricity costs to DEP. In connection with the transition, DEP assumed the remaining portion of the $1.3 million loan, with an outstanding balance of approximately $0.6 million as of June 30, 2026. As of June 30, 2026, DEP provided approximately 17.1 MW of capacity for our miners at their facility.

In May 2022, our hosting partner Blockfusion advised us that the substation at its Niagara Falls, New York facility was damaged by an explosion and fire, and power was cut off to approximately 2,515 of the Company’s bitcoin miners and approximately 710 ETH miners that had been operating at the site immediately prior to the incident. The explosion and fire are believed to have been caused by faulty equipment owned by the power utility. Blockfusion and the Company have entered into a common interest agreement to jointly pursue any claims evolving from the explosion and fire. Prior to the incident, our facility with Blockfusion in Niagara Falls, provided approximately 9.4 MW to power our miners. Power was restored to the facility in September 2022. However, we received a notice dated October 4, 2022 (the “Notice”), from the City of Niagara Falls, which ordered the cease and desist from any cryptocurrency mining or related operations at the facility until such time as Blockfusion complies with Section 1303.2.8 of the City of Niagara Falls Zoning Ordinance (the “Ordinance”), in addition to all other City ordinances and codes. Blockfusion has advised us that the Ordinance came into effect on October 1, 2022, following the expiration of a related moratorium on September 30, 2022. Blockfusion has further advised that it has submitted applications for new permits based on the Ordinance’s new standards and that the permits may take several months to process. Pursuant to the Mining Services Agreement between Bit Digital and Blockfusion dated August 25, 2021, Blockfusion represents, warrants and covenants that it “possesses, and will maintain, all licenses, registrations, authorizations and approvals required by any governmental agency, regulatory authority or other party necessary for it to operate its business and engage in the business relating to its provision of the Services.” On October 5, 2022, Bit Digital further advised Blockfusion that it expects it to comply with the directives of the Notice. Our service agreement with Blockfusion ended in September 2023. Legal proceedings involving Blockfusion are currently ongoing. See Note 22. Commitments and contingencies to our condensed consolidated financial statements for further information.

On June 4, 2026, the Company entered into a hosting services agreement with Mendenhall Ops LLC (“Merkle”) for an initial term of one year, which automatically renews for successive one-year periods unless terminated by either party. Pursuant to the terms of the agreement, Merkle agreed to provide colocation, operation, maintenance, and related services at its facilities for the operation of 4,137 bitcoin miners representing approximately 12.55 MW of power capacity and an aggregate hash rate of approximately 0.62 EH/s. In exchange for these services, Merkle is entitled to receive reimbursement of certain operating costs and performance fees ranging from 25% to 40% of net digital assets generated, depending on the miner model. Upon the execution of this service agreement, we paid a power prepayment of $0.7 million.

Miner Fleet Update and Overview

As of December 31, 2025, we had 21,354 miners owned or operating for bitcoin mining with a total maximum hash rate of 2.8 EH/s.

As of June 30, 2026, we had 21,354 miners owned or operating for bitcoin mining with a total maximum hash rate of 2.8 EH/s.

Bitcoin Production

From the inception of our bitcoin mining business in February 2020 to June 30, 2026, we earned an aggregate of 7,631.2 bitcoins.

During the six months ended June 30, 2026, the Company received 80.4 bitcoins from mining services and recognized mining revenue of $6.1 million.

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

We started participating in liquid staking via Liquid Collective protocol on the Coinbase platform in the first quarter of 2023. Liquid staking allows participants to achieve greater capital efficiency by utilizing their staked ETH as collateral and trading their staked ETH tokens on the secondary market. In the first quarter of 2024, we have reclaimed all the liquid staked ETH from Liquid Collective protocol. In July 2025, we resumed liquid staking through the Liquid Collective protocol with 5,120 ETH. This approach provides flexibility to engage in both staking and restaking through a broader range of strategies and platforms. Subsequently, we ceased our liquid staking activities with Liquid Collective protocol in October 2025. In April 2026, the Company liquid staked 73,235 ETH and received 66,192 LsETH, a portion of which was subsequently pledged as collateral under certain borrowing arrangements during the period.

Results of Operations for the Three and Six Months Ended June 30, 2026 and 2025

The following table summarizes the results of our operations during the three months ended June 30, 2026 and 2025, respectively, and provides information regarding the dollar increase or (decrease) during the period. This information should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q.

	For the Three Months Ended June 30,		Variance in
	2026	2025	Amount

Revenues
Digital asset mining	$2,371	$6,632	$(4,261)
Cloud services	23,806	16,595	7,211
Colocation services	4,726	1,729	2,997
ETH staking	903	365	538
Other	307	338	(31)
Total revenues	32,113	25,659	6,454

Operating costs and expenses
Cost of revenue (exclusive of depreciation shown below)
Digital asset mining	(1,761)	(6,076)	4,315
Cloud services	(9,963)	(6,391)	(3,572)
Colocation services	(1,746)	(688)	(1,058)
ETH staking	(42)	(30)	(12)
Depreciation and amortization expenses	(10,088)	(8,224)	(1,864)
Impairment of capitalized software assets	(5,006)	-	(5,006)
General and administrative expenses	(22,568)	(19,667)	(2,901)
(Losses) gains on digital assets	(28,841)	27,155	(55,996)
Gains on digital intangible assets	11,324	-	11,324
Impairment on digital intangible assets	(46,035)	-	(46,035)
Total operating expenses	(114,726)	(13,921)	(100,805)

(Loss) income from operations	(82,613)	11,738	(94,351)

Change in fair value of derivative liability	(13,967)	-	(13,967)
Interest expense	(8,062)	-	(8,062)
Other (expense) income, net	(8,484)	4,727	(13,211)
Total other (expense) income, net	(30,513)	4,727	(35,240)

(Loss) profit before income taxes	(113,126)	16,465	(129,591)

Income tax benefits (expenses)	1,460	(1,592)	3,052
Net (loss) income	$(111,666)	$14,873	$(126,539)

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

Our revenue from cloud services increased by $7.2 million, or 43.5%, to $23.8 million for the three months ended June 30, 2026 from $16.6 million for the three months ended June 30, 2025. The increase was primarily due to an increase in deployed GPU servers to new and existing customers in the second quarter of 2026. The decrease in our monthly GPU service revenue from the termination of our agreement with our Initial Customer was substantially offset by $12.3 million of termination fee revenue recorded, and therefore was not a significant driver of the change in revenue.

Revenue from colocation services

In the fourth quarter of 2024, we acquired Enovum which holds our data center business that provides customers with physical space, power, and cooling within data center facilities.

Our revenue from colocation services was $4.7 million and $1.7 million for the three months ended June 30, 2026 and 2025, respectively. The increase was primarily due to the MTL-3 site becoming fully operational and generating revenues beginning November 2025.

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

For the three months ended June 30, 2026, we received 32.3 bitcoins from the Foundry mining pool. As of June 30, 2026, our active hash rate was at an aggregate of 0.4 EH/s for our bitcoin miners. For the three months ended June 30, 2026, we recognized revenue of $2.4 million from bitcoin mining services.

For the three months ended June 30, 2025, we received 68.2 bitcoins from the Foundry mining pool. As of June 30, 2025, our active hash rate was at an aggregate of 1.2 EH/s for our bitcoin miners. For the three months ended June 30, 2025, we recognized revenue of $6.6 million from bitcoin mining services.

Our revenues from digital asset mining services decreased by $4.2 million, or 64.2%, to $2.4 million for the three months ended June 30, 2026 from $6.6 million for the three months ended June 30, 2025. The decrease was primarily due to lower BTC generated from our mining business and lower average BTC price in the second quarter of 2026, compared to the same period in 2025.

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

For the liquid staking business, the Company has deployed ETH into Portara protocol (formerly known as Harbour) supported by liquid staking solution provider under the consortium of Blockdaemon and Stakewise, and Liquid Collective protocol supported by Coinbase. By staking, we receive receipt tokens for the ETH staked which could be redeemed to ETH or can be traded or collateralized elsewhere, at any time. In addition, we receive rETH-h for rewards earned from Portara protocol. With the introduction of staked ETH withdrawals in April 2023, we have reassessed our Ethereum network staking approaches, weighing the advantages of traditional staking against liquid staking solutions. The withdrawal feature in native staking, coupled with yields that are on par with those of liquid staking, has encouraged us to expand our collaborations with other service providers in this domain. As a result, we terminated all liquid staking activities with StakeWise in the third quarter of 2023, reclaiming all staked Ethereum along with the accumulated rewards. In the first quarter of 2024, we ceased our liquid staking activities with Liquid Collective protocol and reclaimed all our staked Ethereum. In July 2025, we resumed liquid staking through the Liquid Collective protocol with 5,120 ETH. Subsequently, we ceased our liquid staking activities with Liquid Collective protocol in October 2025. In April 2026, the Company liquid staked 73,235 ETH and received 66,192 LsETH, a portion of which was subsequently pledged as collateral under certain borrowing arrangements during the period.

In the first quarter of 2024, the Company has restaked 3,008 ETH into EigenLayer, a protocol built on Ethereum that enables restaking of the already-staked ETH, through Figment. To mitigate potential risks, we restake our ETH without delegating to any operator and the Company received 33,568 EigenLayer in the fourth quarter of 2024 from this restaking activity. As of the date of this report, the reward earned in 2026 from this restaking activity is not significant.

For the three months ended June 30, 2026, the Company earned 440.1 ETH through native staking and recognized native staking revenue of $0.9 million.

For the three months ended June 30, 2025, the Company earned 166.8 ETH through native staking and recognized native staking revenues of $0.4 million.

Our revenues from ETH native staking increased by $0.5 million, or 147.4% to $0.9 million for the three months ended June 30, 2026 from $0.4 million for the three months ended June 30, 2025. The increase was primarily due to an increase of 273.3 ETH earned from staking services, partially offset by a decrease in the average price of ETH for the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

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

ii.	colocation services - electricity costs, lease costs, data center employees’ wage expenses, and other relevant costs

iii.	mining operations - electricity costs, profit-sharing fees and other relevant costs

iv.	ETH staking business - service fee and reward-sharing fees to the service providers.

Cost of revenue - cloud services

For the three months ended June 30, 2026 and 2025, the cost of revenue from cloud services was comprised of the following:

	For the Three Months Ended June 30,
	2026	2025

Electricity costs	$739	$602
Datacenter lease expenses	1,578	1,366
GPU servers lease expenses	5,601	3,749
Third-party customer support fees	1,250	-
Other costs	795	674
Total	$9,963	$6,391

Electricity costs. These expenses were incurred by the data centers for the HPC equipment and were closely correlated with the number of deployed GPU servers.

For the three months ended June 30, 2026, electricity costs increased by $0.1 million, or 22.8%, compared to the electricity costs incurred for the three months ended June 30, 2025. The increase primarily resulted from an increase in the number of GPU servers deployed.

Datacenter lease expenses. We entered into data center lease agreements for fixed monthly recurring costs.

For the three months ended June 30, 2026, data center lease expenses increased by $0.2 million, or 15.5%, compared to the three months ended June 30, 2025, primarily due to four new leases that commenced in the first quarter of 2026, as well as an additional lease entered into during the second quarter of 2026.

GPU servers lease expenses. We entered into a GPU servers lease agreement to support our cloud services. The lease payment depends on the usage of the GPU servers.

For the three months ended June 30, 2026, GPU server lease expenses increased by $1.9 million, or 49.4%, compared to the GPU server lease expenses incurred for the three months ended June 30, 2025. The increase primarily resulted from a one-time amount due upon finalizing a termination agreement with a GPU servers leasing partner, partially offset by a lower GPU server leasing rate on the newly onboarded customers.

Third-party customer support fees. We engaged a third party to provide customer support services.

For the three months ended June 30, 2026, third-party customer support fees were $1.3 million.

Cost of revenue - Colocation Services

In the fourth quarter of 2024, we acquired Enovum which provides colocation services. For the three months ended June 30, 2026 and 2025, the cost of revenue from colocation services was comprised of the following:

	For the Three Months Ended June 30,
	2026	2025

Electricity costs	$758	$270
Lease expenses	70	156
Wage expenses	253	170
Other costs	665	92
Total	$1,746	$688

Electricity costs. These expenses were closely correlated with the number of deployed servers hosted by the data center.

For the three months ended June 30, 2026, electricity costs increased by $0.5 million, or 180.7%, compared to the electricity costs incurred for the three months ended June 30, 2025, Since March 31, 2025, the Company has expanded its data center footprint, including the MTL-3 facility. The increase in electricity costs is primarily attributable to the MTL-3 facility, which was operational during the period ended June 30, 2026 but not operational during the period ended June 30, 2025.

Lease expenses. These expenses were incurred by the data center for lease agreement for a fixed monthly recurring cost.

For the three months ended June 30, 2026, datacenter lease expenses decreased by $0.1 million, or 55.1%, compared to the datacenter lease expenses incurred for the three months ended June 30, 2025. The decrease primarily resulted from conclusion of the MTL-3 lease in the second quarter of 2026.

Wage expenses. These expenses represent the salaries and benefits of data center employees involved in the operation of our facilities.

For the three months ended June 30, 2026, wage expenses increased slightly compared to the three months ended June 30, 2025 due to additional employees hired following the IPO.

Cost of revenue - digital asset mining

For the three months ended June 30, 2026 and 2025, the cost of revenue from digital asset mining was comprised of the following:

	For the Three Months Ended June 30,
	2026	2025

Electricity costs	$1,140	$4,334
Profit-sharing fees	422	1,052
Other costs	199	690
Total	$1,761	$6,076

Electricity costs. These expenses were incurred by mining facilities for the miners in operation and were closely correlated with the number of deployed miners.

For the three months ended June 30, 2026, electricity costs decreased by $3.2 million, or 73.7%, compared to the electricity costs incurred for the three months ended June 30, 2025. The decrease primarily resulted from a decrease in the number of deployed miners.

Profit-sharing fees. We enter into hosting agreements with certain mining facilities, which included performance fees calculated as a fixed percentage of net profit generated by the miners. We refer to these fees as profit-sharing fees.

For the three months ended June 30, 2026, profit-sharing fees decreased by $0.6 million, or 59.9%, compared to profit-sharing fees incurred in the three months ended June 30, 2025. The decrease in profit-sharing fees was primarily due to lower bitcoin production and lower average BTC price in the second quarter of 2026, compared to the same period in 2025.

Cost of revenue - ETH staking

For the three months ended June 30, 2026, cost of revenue from ETH staking business increased by $12 thousand, or 40.0%, compared to the cost of revenue incurred for the three months ended June 30, 2025. The increase was primarily driven by an increased number of staked ETH from 21,568 ETH in the three months ended June 30, 2025 to 74,167 ETH in the three months ended June 30, 2026.

Depreciation and amortization expenses

For the three months ended June 30, 2026 and 2025, depreciation and amortization expenses were $10.1 million and $8.2 million, respectively, based on an estimated useful life of property, plant, and equipment and intangible assets. The increase in depreciation and amortization expenses is attributable to additional assets placed in service since June 30, 2025, specifically cloud equipment, resulting in higher expense being recognized.

Impairment of capitalized software assets

For the three months ended June 30, 2026 and 2025, impairment of capitalized software assets were $5.0 million and $nil, respectively, the Company determined that it would discontinue further investment in, and use of, its internally-developed software platform. As a result of this decision, effective June 4, 2026, the Company recorded an impairment charge of the remaining book value of $5.0 million during the three months ended June 30, 2026.

General and administrative expenses

For the three months ended June 30, 2026, our general and administrative expenses, totaling $22.6 million, were primarily comprised of professional and consulting expenses of $5.6 million, share-based compensation expenses of $3.9 million, salary and bonus expenses of $6.1 million, marketing expenses of $1.4 million, travel expenses of $0.5 million, directors and officers insurance expenses of $0.4 million, other expenses of $4.5 million and commission expenses of $0.1 million.

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

(Losses) gains on digital assets

For the three months ended June 30, 2026, a loss of $28.8 million was recognized, primarily attributable to the decrease in the prices of bitcoin and ETH as of June 30, 2026.

For the three months ended June 30, 2025, a gain of $27.2 million was recognized, primarily attributable to the increase in the prices of bitcoin and ETH as of June 30, 2025.

Gains on digital intangible assets

For the three months ended June 30, 2026 and 2025, gains on digital intangible assets was $11.3 million and $nil, respectively, primarily due to the transfer of LsETH to lending counterparties under collateral arrangements, which resulted in the derecognition of the LsETH and recognition of digital asset collateral receivables. For further details, refer to Note 7. Digital Asset Collateral Receivable.

Impairment on digital intangible assets

For the three months ended June 30, 2026 and 2025, impairment on digital intangible assets was $46.0 million and $nil, respectively, on its LsETH holdings, primarily due to the carrying amount of LsETH exceeding its fair value.

Change in fair value of derivative liability

Change in fair value of derivative liability during the three months ended June 30, 2026 and 2025 were $14.0 million and $nil, respectively, related to the conversion feature of the 2030 Convertible Notes which was originally accounted for separately as a derivative liability.

Interest expense

For the three months ended June 30,2026 and 2025, interest expense was $8.1 million and $nil, respectively. The increase was primarily attributable to interest expense incurred on the Company’s 2030 Convertible Notes, 2031 Convertible Notes, collateralized borrowing, and credit facilities.

Other (expense) income, net

For the three months ended June 30, 2026, our other expense, totaling $8.5 million, was primarily comprised of unrealized losses on digital assets held in the fund of $8.0 million, non-income foreign tax expense of $0.4 million, unrealized losses on foreign currency exchange of $0.6 million and partially offset by the interest income of $0.2 million and other miscellaneous income of $0.4 million.

For the three months ended June 30, 2025, our other income, totaling $4.7 million, was primarily comprised of unrealized gains on digital assets held in the fund of $3.9 million, unrealized losses on foreign currency exchange of $0.6 million, interest income of $0.2 million, other miscellaneous income of $0.2 million and partially offset by non-income municipal expense of $0.2 million and unrealized losses on equity investments of $0.1 million.

Income tax provisions

Provision for income taxes consists of federal, state and foreign income taxes. Our income tax provision for the six months ended June 30, 2026 is primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates, and the valuation allowance applied to the Company’s deferred tax assets in Canada, Japan, France and Hong Kong. We continue to maintain a valuation allowance against the deferred tax assets in Canada, Japan, France and Hong Kong as the Company does not expect those deferred tax assets are “more likely than not” to be realized in the near future, particularly due to the uncertainty on macroeconomy, politics and profitability of the business.

Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income, the amount of our pre-tax income as business activities fluctuate, non-deductible expenses, non-taxable capital gain in certain jurisdiction, change of valuation allowance and the effectiveness of our tax planning strategies. The Organisation for Economic Co-operation and Development (“OECD”) has introduced a global minimum tax framework (“Pillar Two”) that generally applies to multinational enterprise groups with consolidated annual revenues of €750 million or more and is intended to ensure a minimum effective tax rate of 15% in each jurisdiction in which such groups operate. Certain jurisdictions have enacted, or are considering enacting, legislation implementing these rules. Based on the Company’s current consolidated revenue, for the six months ended June 30, 2026, the Company is not within the scope of the Pillar Two rules. However, the Company continues to monitor developments related to the implementation of these rules, and future growth or changes in the Company’s operations could result in the Company becoming subject to Pillar Two in future periods.

Our income tax provision was $(1.5) million and $1.6 million for the three months ended June 30, 2026 and 2025, respectively. The income tax provision was lower during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 primarily due to higher pretax loss, geographic mix earning impacts and Net CFC Tested Income or NCTI (a.k.a GILTI) impact. Also, in both periods presented, we were not able to benefit from current year foreign loss before taxes due to foreign valuation allowance from certain foreign operations.

Net (loss) income and (loss) earnings per share

For the three months ended June 30, 2026, our net loss was $111.7 million, representing a change of $126.5 million from a net income of $14.9 million for the three months ended June 30, 2025.

Basic and diluted loss per share was $0.31 and $0.31 for the three months ended June 30, 2026, respectively. Basic and diluted earnings per share was $0.07 and $0.07 for the three months ended June 30, 2025, respectively.

Basic and diluted weighted average number of shares was 350,018,575 and 350,018,575 for the three months ended June 30, 2026, respectively. Basic and diluted weighted average number of shares was 206,889,826 and 208,817,806 for the three months ended June 30, 2025, respectively.

The following table summarizes the results of our operations during the six months ended June 30, 2026 and 2025, respectively, and provides information regarding the dollar increase or (decrease) during the period.

	For the Six Months Ended June 30,		Variance in
	2026	2025	Amount

Revenues
Digital asset mining	$6,076	$14,409	$(8,333)
Cloud services	40,573	31,438	9,135
Colocation services	9,500	3,367	6,133
ETH staking	3,200	926	2,274
Other	690	618	72
Total revenues	60,039	50,758	9,281

Operating costs and expenses
Cost of revenue (exclusive of depreciation shown below)
Digital asset mining	(5,012)	(12,199)	7,187
Cloud services	(16,742)	(12,479)	(4,263)
Colocation services	(3,699)	(1,200)	(2,499)
ETH staking	(163)	(62)	(101)
Depreciation and amortization expenses	(20,124)	(15,466)	(4,658)
Impairment of capitalized software assets	(5,006)	-	(5,006)
General and administrative expenses	(50,195)	(27,937)	(22,258)
Losses on digital assets	(149,911)	(22,051)	(127,860)
Gains on digital intangible assets	11,324	-	11,324
Impairment on digital intangible assets	(46,035)	-	(46,035)
Total operating expenses	(285,563)	(91,394)	(194,169)

Loss from operations	(225,524)	(40,636)	(184,888)

Net gains (loss) from disposal of property and equipment	1,822	(334)	2,156
Change in fair value of derivative liability	(4,715)	-	(4,715)
Interest expense	(13,147)	-	(13,147)
Other (expense) income, net	(21,417)	395	(21,812)
Total other (expense) income, net	(37,457)	61	(37,518)

Loss before income taxes	(262,981)	(40,575)	(222,406)

Income tax benefits (expenses)	1,038	(2,263)	3,301
Net loss	$(261,943)	$(42,838)	$(219,105)

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

Our revenue from cloud services increased by $9.1 million, or 29.1%, to $40.6 million for the six months ended June 30, 2026 from $31.4 million for the six months ended June 30, 2025. The increase was primarily due to an increase in deployed GPU servers to existing customers in the first and second quarter of 2026. The decrease in our monthly GPU service revenue from the termination of our agreement with our Initial Customer was substantially offset by $12.3 million of termination fee revenue recorded, and therefore was not a significant driver of the change in revenue.

Revenue from colocation services

In the fourth quarter of 2024, we acquired Enovum which provides customers with physical space, power, and cooling within data center facilities.

Our revenue from colocation services was $9.5 million and $3.4 million for the six months ended June 30, 2026 and 2025, respectively. The increase was primarily due to the MTL-3 site becoming fully operational and generating revenues beginning November 2025.

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

For the six months ended June 30, 2026, we received 80.4 bitcoins from the Foundry mining pool. As of June 30, 2026, our active hash rate was at an aggregate of 0.4 EH/s for our bitcoin miners. For the six months ended June 30, 2026, we recognized revenue of $6.1 million from bitcoin mining services.

For the six months ended June 30, 2025, we received 151.5 bitcoins from the Foundry mining pool. As of June 30, 2025, our active hash rate was at an aggregate of 1.2 EH/s for our bitcoin miners. For the six months ended June 30, 2025, we recognized revenue of $14.4 million from bitcoin mining services.

Our revenues from digital asset mining services decreased by $8.3 million, or 57.8%, to $6.1 million for the six months ended June 30, 2026 from $14.4 million for the six months ended June 30, 2025. The decrease was primarily due to lower BTC generated from our mining business and lower average BTC price in the second quarter of 2026, compared to the same period in 2025.

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

For the liquid staking business, the Company has deployed ETH into Portara protocol (formerly known as Harbour) supported by liquid staking solution provider under the consortium of Blockdaemon and Stakewise, and Liquid Collective protocol supported by Coinbase. By staking, we receive receipt tokens for the ETH staked which could be redeemed to ETH or can be traded or collateralized elsewhere, at any time. In addition, we receive rETH-h for rewards earned from Portara protocol. With the introduction of staked ETH withdrawals in April 2023, we have reassessed our Ethereum network staking approaches, weighing the advantages of traditional staking against liquid staking solutions. The withdrawal feature in native staking, coupled with yields that are on par with those of liquid staking, has encouraged us to expand our collaborations with other service providers in this domain. As a result, we terminated all liquid staking activities with StakeWise in the third quarter of 2023, reclaiming all staked Ethereum along with the accumulated rewards. In the first quarter of 2024, we ceased our liquid staking activities with Liquid Collective protocol and reclaimed all our staked Ethereum. In July 2025, we resumed liquid staking through the Liquid Collective protocol with 5,120 ETH. Subsequently, we ceased our liquid staking activities with Liquid Collective protocol in October 2025. In April 2026, the Company liquid staked 73,235 ETH and received 66,192 LsETH, a portion of which was subsequently pledged as collateral under certain borrowing arrangements during the period.

In the first quarter of 2024, the Company has restaked 3,008 ETH into EigenLayer, a protocol built on Ethereum that enables restaking of the already-staked ETH, through Figment. To mitigate potential risks, we restake our ETH without delegating to any operator and the Company received 33,568 EigenLayer in the fourth quarter of 2024 from this restaking activity. As of the date of this report, the reward earned in 2026 from this restaking activity is not significant.

For the six months ended June 30, 2026, we earned 1,389.2 ETH in native staking and recognized native staking revenues of $3.2 million.

For the six months ended June 30, 2025, we earned 377.8 ETH in native staking and recognized native staking revenues of $0.9 million.

Our revenues from ETH native staking increased by $2.3 million, or 245.6%, to $3.2 million for the six months ended June 30, 2026 from $0.9 million for the six months ended June 30, 2025. The increase was primarily due to an increase of 1,011.4 ETH earned from staking services, partially offset by a decrease in the average price of ETH for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

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

ii.	colocation services - electricity costs, lease costs, data center employees’ wage expenses, and other relevant costs

iii.	mining operations - electricity costs, profit-sharing fees and other relevant costs

iv.	ETH staking business - service fee and reward-sharing fees to the service providers.

Cost of revenue - cloud services

For the six months ended June 30, 2026 and 2025, the cost of revenue from cloud services was comprised of the following:

	For the Six Months Ended June 30,
	2026	2025

Electricity costs	$1,644	$1,172
Datacenter lease expenses	2,974	2,640
GPU servers lease expenses	9,316	7,497
Third-party customer support fees	1,398	-
Other costs	1,410	1,170
Total	$16,742	$12,479

Electricity costs. These expenses were incurred by the data centers for the HPC equipment and were closely correlated with the number of deployed GPU servers.

For the six months ended June 30, 2026, electricity costs increased by $0.5 million, or 40.3%, compared to the electricity costs incurred for the six months ended June 30, 2025. The increase primarily resulted from an increase in the number of deployed GPU servers.

Datacenter lease expenses. We entered into datacenter lease agreements for fixed monthly recurring costs.

For the six months ended June 30, 2026, datacenter lease expenses increased by $0.3 million, or 12.7%, compared to the six months ended June 30, 2025, primarily due to four new leases that commenced in the first quarter of 2026, as well as an additional lease entered into during the second quarter of 2026.

GPU servers lease expenses. We entered into a GPU servers lease agreement to support our cloud services. The lease payment depends on the usage of the GPU servers.

For the six months ended June 30, 2026, GPU servers lease expenses increased by $1.8 million, or 24.3%, compared to the GPU server lease expense incurred for the six months ended June 30, 2025. The increase primarily resulted from a one-time amount due upon finalizing a termination agreement with a customer, partially offset by a lower GPU server leasing rate on the newly onboarded customers.

Third-party customer support fees. We engaged a third party to provide customer support services.

For the six months ended June 30, 2026, third-party customer support fees were $1.4 million.

Cost of revenue - Colocation Services

In the fourth quarter of 2024, we acquired Enovum which provides colocation services. For the six months ended June 30, 2026 and 2025, the cost of revenue from colocation services was comprised of the following:

	For the Six Months Ended June 30,
	2026	2025

Electricity costs	$1,589	$493
Lease expenses	537	307
Wage expenses	458	170
Other costs	1,115	230
Total	$3,699	$1,200

Electricity costs. These expenses were closely correlated with the number of deployed servers hosted by the data center.

For the six months ended June 30, 2026, electricity costs increased by $1.1 million, or 222.3%, compared to the electricity costs incurred for the six months ended June 30, 2025. Since March 31, 2025, the Company has expanded its data center footprint, including the MTL-3 facility. The increase in electricity costs is primarily attributable to the MTL-3 facility, which was operational during the period ended June 30, 2026 but not operational during the period ended June 30, 2025.

Lease expenses. These expenses were incurred by the data center for lease agreement for a fixed monthly recurring cost.

For the six months ended June 30, 2026, data center lease expenses increased by $0.2 million, or 74.9%, compared to the data center lease expenses incurred for the six months ended June 30, 2025. The increase primarily resulted from the new MTL-3 lease entered in the second quarter of 2025.

Wage expenses. These expenses represent the salaries and benefits of data center employees involved in the operation of our facilities.

For the six months ended June 30, 2026, wage expenses increased by $0.3 million, or 169.4%, compared to the six months ended June 30, 2025. The increase was primarily attributable to the operations of MTL-3 site.

Cost of revenue - digital asset mining

For the six months ended June 30, 2026 and 2025, the cost of revenue from digital asset mining was comprised of the following:

	For the Six Months Ended June 30,
	2026	2025

Electricity costs	$3,345	$8,567
Profit-sharing fees	1,039	2,242
Other costs	628	1,390
Total	$5,012	$12,199

Electricity costs. These expenses were incurred by mining facilities for the miners in operation and were closely correlated with the number of deployed miners.

For the six months ended June 30, 2026, electricity costs decreased by $5.2 million, or 61.0%, compared to the electricity costs incurred for the six months ended June 30, 2025. The decrease primarily resulted from a decrease in the number of deployed miners.

Profit-sharing fees. We enter into hosting agreements with certain mining facilities, which included performance fees calculated as a fixed percentage of net profit generated by the miners. We refer to these fees as profit-sharing fees.

For the six months ended June 30, 2026, profit-sharing fees decreased by $1.2 million, or 53.7%, compared to profit-sharing fees incurred in the six months ended June 30, 2025. The decrease in profit-sharing fees was primarily due to a lower bitcoin production and lower average BTC price in the second quarter of 2026, compared to the same period.

Cost of revenue - ETH staking business

For the six months ended June 30, 2026, cost of revenue from ETH staking business increased by $0.1 million, or 162.9%, compared to the cost of revenue incurred for the six months ended June 30, 2025. The increase was primarily driven by an increased number of staked ETH from 21,568 ETH in the six months ended June 30, 2025 to 74,167 ETH in the six months ended June 30, 2026.

Depreciation and amortization expenses

For the six months ended June 30, 2026 and 2025, depreciation and amortization expenses were $20.1 million and $15.5 million, respectively, based on an estimated useful life of property, plant, and equipment and intangible assets. The increase in depreciation and amortization expenses is attributable to additional assets placed in service, resulting in higher expense being recognized.

Impairment of capitalized software assets

For the six months ended June 30, 2026 and 2025, impairment of capitalized software assets were $5.0 million and $nil, respectively. In the second quarter of 2026, the Company determined that it would discontinue further investment in, and use of, its internally-developed software platform. As a result of this decision, effective June 4, 2026, the Company recorded an impairment charge of the remaining book value of $5.0 million during the six months ended June 30, 2026.

General and administrative expenses

For the six months ended June 30, 2026, our general and administrative expenses, totaling $50.2 million, were primarily comprised of professional and consulting expenses of $11.6 million, shared-based compensation expenses of $16.9 million, salary and bonus expenses of $8.4 million, marketing expenses of $2.7 million, travel expenses of $0.7 million, directors and officers insurance expenses of $0.8 million, other expenses of $8.4 million and transportation expenses of $0.6 million.

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

Losses on digital assets

For the six months ended June 30, 2026, a loss of $149.9 million was recognized, primarily attributable to the decreases in the prices of bitcoin and ETH as of June 30, 2026.

For the six months ended June 30, 2025, a loss of $22.1 million was recognized, primarily attributable to the decreases in the price of ETH as of June 30, 2025, partially offset by an increase in the price of bitcoin as of June 30, 2025.

Gains on digital intangible assets

For the six months ended June 30, 2026 and 2025, gains on digital intangible assets was $11.3 million and $nil, respectively, primarily due to the transfer of LsETH to lending counterparties under collateral arrangements, which resulted in the derecognition of the LsETH and recognition of digital asset collateral receivables. For further details, refer to Note 7. Digital Asset Collateral Receivable.

Impairment on digital intangible assets

For the six months ended June 30, 2026 and 2025, impairment on digital intangible assets was $46.0 million and $nil, respectively, on its LsETH holdings, primarily due to the carrying amount of LsETH exceeded its fair value.

Net gain (loss) from disposal of property, plant and equipment

For the six months ended June 30, 2026, WhiteFiber sold 126 H200s GPU for a total consideration of approximately $26.1 million. On the date of the transaction, the carrying amount of these GPUs was $24.3 million. The Company recognized a gain of $1.8 million from the sale which was recorded within Net gain (loss) from disposal of property, plant and equipment. As of the date of this report, WhiteFiber has collected the full cash consideration of $26.1 million.

For the six months ended June 30, 2025, the Company sold 4,828 miners for a total consideration of $0.9 million. On the dates of the transaction, the total original cost and accumulated depreciation of these miners were $5.4 million and $4.1 million, respectively. The Company recognized a loss of $0.3 million from the sale of miners which was recorded within Net gain (loss) from disposal of property, plant and equipment.

Change in fair value of derivative liability

Change in fair value of derivative liability during the six months ended June 30, 2026 and 2025 were $4.7 million and $nil, respectively, related to the conversion feature of the 2030 Convertible Notes which was originally accounted for separately as a derivative liability.

Interest expense

For the six months ended June 30,2026 and 2025, interest expense was $13.1 million and $nil, respectively. The increase was primarily attributable to interest expense incurred on the Company’s 2030 Convertible Notes, 2031 Convertible Notes, collateralized borrowing, and credit facilities.

Other (expense) income, net

For the six months ended June 30, 2026, our other expense, totaling $21.4 million, was primarily comprised of unrealized losses on digital assets held in the fund of $21.0 million, non-income foreign tax expense of $0.8 million, unrealized losses on foreign currency exchange of $0.9 million and partially offset by the interest income of $1.0 million and other miscellaneous income of $0.5 million.

For the six months ended June 30, 2025, our other income, totaling $0.4 million, was primarily comprised of unrealized gains on foreign currency exchange of $0.8 million, interest income of $0.5 million, other miscellaneous income of $0.3 million, and partially offset by the unrealized losses on digital assets held in the fund of $0.6 million, unrealized losses on equity investment of $0.3 million and non-income municipal expense of $0.4 million.

Income tax provisions

Provision for income taxes consists of federal, state and foreign income taxes. Our income tax provision for the six months ended June 30, 2026 is primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates, and the valuation allowance applied to the Company’s deferred tax assets in the United States, Singapore and Hong Kong. We continue to maintain a valuation allowance against the deferred tax assets in United States, Singapore and Hong Kong as the Company does not expect those deferred tax assets are “more likely than not” to be realized in the near future, particularly due to the uncertainty on macroeconomy, politics and profitability of the business.

Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income, the amount of our pre-tax income as business activities fluctuate, non-deductible expenses, non-taxable capital gain in certain jurisdiction, change of valuation allowance and the effectiveness of our tax planning strategies. The Organization for Economic Co-operation and Development (“OECD”) has introduced a global minimum tax framework (“Pillar Two”) that generally applies to multinational enterprise groups with consolidated annual revenues of €750 million or more and is intended to ensure a minimum effective tax rate of 15% in each jurisdiction in which such groups operate. Certain jurisdictions have enacted, or are considering enacting, legislation implementing these rules. Based on the Company’s current consolidated revenue, for the three months ended June 30, 2026, the Company is not within the scope of the Pillar Two rules. However, the Company continues to monitor developments related to the implementation of these rules, and future growth or changes in the Company’s operations could result in the Company becoming subject to Pillar Two in future periods.

Our income tax provision was $(1.0) million and $2.3 million for the six months ended June 30, 2026 and 2025, respectively. The income tax provision was lower during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to higher pretax loss, geographic mix earning impacts and Net CFC Tested Income or NCTI (a.k.a GILTI) impact. Also, in both periods presented, we were not able to benefit from current year foreign loss before taxes due to foreign valuation allowance from certain foreign operations.

Net loss and loss per share

For the six months ended June 30, 2026, our net loss was $261.9 million, representing a change of $219.1 million from a net loss of $42.8 million for the six months ended June 30, 2025.

Basic and diluted loss per share was $0.75 and $0.75 for the six months ended June 30, 2026, respectively. Basic and diluted loss per share was $0.22 and $0.22 for the six months ended June 30, 2025, respectively.

Basic and diluted weighted average number of shares was 337,998,729 and 337,998,729 for the six months ended June 30, 2026, respectively. Basic and diluted weighted average number of shares was 194,355,223 and 194,355,223 for the six months ended June 30, 2025, respectively.

Discussion of Certain Balance Sheet Items

The following table sets forth selected information from our condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025. This information should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q.

	June 30,	December 31,	Variance in
	2026	2025	Amount
ASSETS
Current Assets
Cash and cash equivalents	$83,555	$118,356	$(34,801)
Restricted cash	4,313	3,857	456
Accounts receivable, net	23,243	23,922	(679)
USDC	408	484	(76)
Net investment in lease – current, net	2,573	4,261	(1,688)
Loans receivable	400	400	-
Digital asset collateral receivable	105,616	-	105,616
Other current assets, net	25,343	26,735	(1,392)
Total Current Assets	245,451	178,015	67,436

Non-Current Assets
Deposits for property, plant, and equipment	33,500	52,838	(19,338)
Property, plant, and equipment, net	667,574	360,243	307,331
Goodwill	19,402	20,146	(744)
Digital assets	120,149	415,734	(295,585)
Digital intangible assets	27,600	-	27,600
Intangible assets, net	12,001	12,821	(820)
Operating lease right of use assets, net	16,925	12,053	4,872
Finance lease right of use assets, net	-	12,602	(12,602)
Net investment in lease - non-current, net	8,375	9,687	(1,312)
Investment securities	47,890	69,121	(21,231)
Deferred tax asset	7,564	2,578	4,986
Other non-current assets, net	29,463	28,580	883
Total Non-Current Assets	990,443	996,403	(5,960)

Total Assets	$1,235,894	$1,174,418	61,476

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$14,319	$8,875	5,444
Current portion of deferred revenue	17,909	7,997	9,912
Current portion of operating lease liabilities	5,455	5,549	(94)
Current portion of finance lease liabilities	-	12,911	(12,911)
Short-term debt and current portion of long-term debt, net	78,436	-	78,436
Income tax payable	367	1,547	(1,180)
Other payables and accrued liabilities	46,019	56,067	(10,048)
Total Current Liabilities	162,505	92,946	69,559

Non-Current Liabilities
Non-current portion of deferred revenue	125,201	71,554	53,647
Non-current portion of operating lease liabilities	10,232	5,415	4,817
Long-term debt, net	25,464	-	25,464
Convertible note payable, net	336,155	110,291	225,864
Derivative liability	23,975	19,260	4,715
Deferred tax liabilities	13,951	9,691	4,260
Other long-term liabilities	6,279	-	6,279
Total Non-Current Liabilities	541,257	216,211	325,046

Total Liabilities	$703,762	$309,157	394,605

Cash and cash equivalents

Cash and cash equivalents primarily consist of funds deposited with banks, which are highly liquid and are unrestricted to withdrawal or use. The total balance of cash and cash equivalents were $83.6 million and $118.4 million as of June 30, 2026 and December 31, 2025, respectively. The decrease in the balance of cash and cash equivalents was a result of net cash of $312.5 million used in investing activities, partially offset by net cash of $46.8 million provided by operating activities and net cash of $230.7 million provided by financing activities.

Restricted cash

Restricted cash represents cash balances that support outstanding letters of credit to third parties related to security deposits and are restricted from withdrawal. As of June 30, 2026 and December 31, 2025, the fixed maximum amount guaranteed under the letter of credit was $4.3 million and $3.9 million, respectively.

Accounts receivable, net

Accounts receivable, net consists of amounts due from our customers. The total balance of accounts receivable, net was $23.2 million and $23.9 million as of June 30, 2026 and December 31, 2025, respectively. The decrease in the balance of accounts receivable is attributable primarily to the timing of collections and write-offs relating to one of our discontinued customers.

USDC

USD Coin (“USDC”) is accounted for as a financial instrument; one USDC can be redeemed for one U.S. dollar on demand from the issuer. The balance of USDC was $0.4 million and $0.5 million as of June 30, 2026 and December 31, 2025, respectively. The decrease in the balance of USDC was primarily due to the receipt of USDC from sales of other digital assets of $0.9 million, receipt of USDC from cash of $0.4 million and partially offset by the payment of USDC for other expenses of $1.1 million and refund of advance payment of $0.2 million.

Loans receivable

Loans receivable consist of a loan issued by the Company to a third party. The total balance of loans receivable was $0.4 million and $0.4 million as of June 30, 2026 and December 31, 2025, respectively.

Net investment in lease, net

Net investment in lease, net represents the present value of the lease payments not yet received from lessees. The current and non-current balance of net investment in lease was $2.6 million and $8.4 million, respectively as of June 30, 2026 due to sales-type lease agreements as a lessor for its cloud service equipment.  The current and non-current balance of net investment in lease was $4.3 million and $9.7 million, respectively as of December 31, 2025. The decrease in the balance of net investment in lease was a result of the termination of a sales-type leases totaling $1.4 million and $2.3 million of lease payments collected from equipment leasing customers, partially offset by $0.7 million in interest income earned.

Other current assets, net

Other current assets, net were $25.3 million and $26.7 million as of June 30, 2026 and December 31, 2025, respectively. The decrease in the balance of other current assets was mainly attributable to a decrease in prepaid consulting service of $1.1 million, and deposits made to our service provider of $1.4 million, partially offset by an increase in receivable from third parties of $0.8 million and funds held in escrow of $0.4 million and deferred contract costs of $0.2 million.

Digital assets

Digital assets primarily consist of BTC and ETH. For the six months ended June 30, 2026, we earned digital assets from mining services and ETH staking services. We exchanged BTC into ETH or USDC, exchanged BTC and ETH into cash, or used BTC and ETH to pay certain operating costs and other expenses. Digital assets held are accounted for as intangible assets measured at fair value, with changes in fair value recorded in net income in each reporting period.

As compared with the balance as of December 31, 2025, the balance of digital assets as of June 30, 2026 decreased by $295.6 million, which was primarily attributable to the generation of bitcoins of $6.1 million from our mining business, generation of ETH of $3.2 million from our native staking business, exchange of $20.0 million cash into ETH, partially offset by the change in fair value of $149.9 million, exchange of bitcoins of $3.4 million into cash, exchange of BTC into USDC of $0.9 million, exchange of ETH into cash of $2.4 million, exchange of ETH into LsETH of $167.9 million and payment of BTC for service charges from mining facilities of $0.4 million.

Digital intangible assets

Digital intangible assets were $27.6 million as of June 30, 2026, compared with $nil as of December 31, 2025. The increase was primarily attributable to the Company’s liquid staking of 73,235 ETH during the six months ended June 30, 2026, through which it received 66,192 LsETH. The LsETH holdings were subsequently pledged as collateral for borrowings. Refer to Note 6. Digital Assets Holdings and Note 7. Digital Asset Collateral Receivable, for additional information.

Deposits for property, plant, and equipment

The deposits for property, plant, and equipment consists of advance payments for property, plant, and equipment. The balance is derecognized once the control of the property, plant, and equipment is transferred to and obtained by us.

Compared with December 31, 2025, the balance as of June 30, 2026 decreased $19.3 million, mainly due to the reclassification of property, plant and equipment of $57.8 million offset by the prepayment of $38.4 million for property, plant and equipment.

Property, plant, and equipment, net

Property, plant, and equipment primarily consist of service equipment used in our Cloud services and Colocation businesses, digital asset businesses, internally developed software used in our Cloud services business, and construction in progress (“CIP”) representing assets received but not yet put into service in our Cloud services and Colocation businesses.

As of June 30, 2026, we had 21,354 bitcoin miners with net book value of $16.3 million. As of December 31, 2025, we had 21,354 bitcoin miners with net book value of $23.4 million. Compared with December 31, 2025, the decrease in the net book value of our bitcoin miners from $23.4 million as of December 31, 2025 to $16.3 million as of June 30, 2026 was primarily attributable to depreciation expense recognized during the six months ended June 30, 2026.

As of June 30, 2026, the Cloud service equipment had a net book value, including CIP, of $95.8 million. As of December 31, 2025, the Cloud service equipment and internally developed software had a net book value, including CIP, of $124.0 million. Compared with December 31, 2025, the balance as of June 30, 2026 decreased by $28.2 million, mainly due to the sale of H200 servers with a carrying value of $24.3 million as well as the one-time write-off due to the discontinuation of the internally developed software operations in the amount of $5.0 million.

As of June 30, 2026, the Colocation service equipment had a net book value, including CIP, of $556.3 million. As of December 31, 2025, the Colocation service equipment had a net book value, including CIP, of $212.6 million. Compared with December 31, 2025, the balance as of June 30, 2026 increased by $343.7 million, mainly due to $322.5 million of development costs for the construction of NC-1 facility, $18.2 million for the acquisition of the MTL-3 property as well as infrastructure, CIP and building improvement costs incurred of $4.7 million for MTL-3 in Saint-Jerome and of $1.9 million for MTL-1 in Montreal, in part, by an increase in accumulated depreciation of $2.1 million as well as a foreign-exchange impact of $3.5 million.

Operating and finance lease right-of-use assets and lease liabilities

As of June 30, 2026, our operating and finance right-of-use assets and lease liabilities were $16.9 million and $15.7 million, respectively. As of December 31, 2025, the Company’s operating and finance right-of-use assets and lease liabilities were $24.7 million and $23.9 million, respectively.

The decrease in right-of-use assets of $7.8 million was due to the amortization of the right-of-use assets totaling $3.2 million for the six months ended June 30, 2026 and the reduction of $12.6 million resulting from the Company’s acquisition of the underlying leased assets under its existing finance lease, which was reclassified to property and equipment, net, partially offset by the addition of $8.3 million for eight operating leases.

The decrease in lease liabilities of $8.2 million was primarily due to the lease payments totaling $16.8 million for the six months ended June 30, 2026, partially offset by the addition of $8.3 million for eight operating leases.

Other non-current assets, net

Other non-current assets, net were $29.5 million as of June 30, 2026, compared to $28.6 million as of December 31, 2025, an increase of $0.9 million. The increase was primarily due to $0.3 million increase in deferred financing costs, $0.8 million increase in deposits, and $0.8 million increase in prepaid warranty, partially offset by decrease of $1.2 million in deferred contract costs which was reclassified to current.

Investment securities

As of June 30, 2026, our portfolio consists of investments in three funds, a privately held company via a simple agreement for future equity (“SAFE”), four privately held companies, and a publicly traded company over which the Company neither has control nor significant influence. The total balance of investment securities was $47.9 million and $69.1 million as of June 30, 2026, and December 31, 2025, respectively. The $21.2 million decrease in the balance of investment securities was primarily driven by a downward fair value adjustment.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in relation to the Enovum acquisition. As of June 30, 2026 and December 31, 2025, the Company recorded goodwill in the amount of $19.4 million and $20.1 million, respectively, with the change attributable to foreign currency translation adjustments.

Intangible assets, net

Intangible assets pertain to customer relationships acquired in connection with the acquisition of Enovum. Refer to Note 17. Goodwill and Intangible Assets for further information. As of June 30, 2026 and December 31, 2025, the total balance of intangible assets was $12.0 million and $12.8 million, respectively relating to amortization during the period.

Accounts payable

Accounts payable primarily consists of amounts due for costs related to HPC services. Compared with December 31, 2025, the balance of accounts payable increased by $5.4 million in the six months ended June 30, 2026, largely due to a one time amount due upon finalizing a termination agreement with a GPU servers leasing partner in the quarter, and timing of unpaid bills for our cloud services in the six months ended June 30, 2026.

Deferred revenue

As of June 30, 2026, the Company’s current and non-current portion of deferred revenue was $17.9 million and $125.2 million, respectively, compared to $8.0 million and $71.6 million, respectively, as of December 31, 2025. The increase in deferred revenue of $63.6 million reflects $72.6 million prepayments from customers for cloud services and data center services to be rendered in the future, partially offset by the recognition of $1.4 million in revenue related to the successful fulfillment of performance obligations from our cloud services and data center services as well as a decrease due to net settlement of receivables and liabilities with a customer upon contract termination.

Other payables and accrued liabilities

Other payables and accrued liabilities were $46.0 million as of June 30, 2026, compared to $56.1 million as of December 31, 2025, a decrease of $10.1 million. The decrease was primarily due to the decrease in payables of $19.4 million which primarily related to the NC-1 facility while the remaining related from unpaid invoices to our vendors in HPC due to the timing of invoicing and cash payments. In addition, there was a decrease relating to bonus payable of $2.2 million. These decreases were partially offset by an increase in fixed asset payables of $5.1 million, interest payable of $5.6 million and a write-off in the amount of $1.4 million in commissions payable relating to the termination agreement of one of our customers.

Short-term and long-term debt, net

Short-term and long-term debt, net consists of amounts borrowed under several credit facilities entered into by the Company and its subsidiaries during the six months ended June 30, 2026, including term loan facilities (including the related B. Riley Facility) and collateralized borrowings with Galaxy Digital LLC. Refer to Note 13. Debt, for more information.

As of June 30, 2026 and December 31, 2025, the total balance of our short-term and long-term debt, net was $103.9 million and $nil, respectively, with the change attributable to proceeds drawn under the new facilities during the period, net of related debt issuance costs and discounts. Refer to Note 13. Debt, for more information.

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

As of June 30, 2026 and December 31, 2025, the carrying amount of the Company’s convertible note payable was $336.2 million and $110.3 million, respectively. Refer to Note 13. Debt, for more information.

Derivative liability

Derivative liability relates to the conversion feature embedded in the 2030 Notes. Refer to Note 14. Fair Value of Financial Instruments, for more information.

As of June 30, 2026 and December 31, 2025, the Company’s derivative liability was $24.0 million and $19.3 million, respectively. The increase was primarily attributable to changes in the fair value of the derivative liability during the six months ended June 30, 2026.

Other long-term liabilities

As of June 30, 2026 and December 31, 2025, the Company’s other long-term liabilities were $6.3 million and $nil, respectively. The increase of $6.3 million was primarily attributable to the long-term customer deposits.

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

Reconciliations of Adjusted EBITDA to the most comparable U.S. GAAP financial metric for historical periods are presented in the table below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

Reconciliation of non-GAAP income (loss) from operations:
Net (loss) income	$(111,666)	$14,873	$(261,943)	$(42,838)
Depreciation and amortization expenses	10,088	8,224	20,124	15,466
Interest expense	8,062	-	13,147	-
Income tax (benefits) expenses	(1,460)	1,592	(1,038)	2,263
EBITDA	(94,976)	24,689	(229,710)	(25,109)

Adjustments:
Net (gain) loss from disposal of property and equipment	-	-	(1,822)	334
Impairment of capitalized software assets	5,006	-	5,006	-
Share based compensation expenses	4,322	6,891	19,625	7,143
Changes in fair value of long-term investments	8,117	(3,817)	21,228	876
Change in fair value of derivative liability	13,967	-	4,715	-
Adjusted EBITDA	$(63,564)	$27,763	$(180,958)	$(16,756)

Liquidity and capital resources

As of June 30, 2026, we had working capital of $82.9 million which includes USDC of $0.4 million, as compared with working capital of $85.1 million as of December 31, 2025. Working capital is the difference between the Company’s current assets and current liabilities.

To date, we have financed our operations primarily through cash flows from operations, sales of our equity securities, the issuance of convertible notes and other debt financing arrangements, including collateralized borrowings secured by our ETH holdings. We plan to support our future operations primarily from cash generated from our operations and equity financings. We may also consider debt, including secured debt which may include preferred and convertible financing on favorable terms.

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

In the second quarter of 2026, the Company sold an aggregate of 22,997,224 ordinary shares in connection with the at-the-market offering. The Company received net proceeds of $34.5 million, net of offering costs.

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

2031 Convertible notes

In January 2026, WhiteFiber issued $230.0 million aggregate principal amount of 4.50% convertible senior notes due 2031, resulting in net proceeds of approximately $102.1 million after deducting the Zero Strike Call Option premium, initial purchasers’ discounts and offering expenses. The issuance enhances its liquidity and provides additional capital to fund upcoming development projects, including construction activities and other strategic growth initiatives.

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

The Facility allows for up to two drawdowns (minimum $5 million each), with quarterly principal repayments beginning three months after initial borrowing. On April 24, 2026, WhiteFiber drew down $18 million under the Facility. As of June 30, 2026, $18 million was outstanding under the Facility, with an effective interest rate of 10.64%, which includes the stated interest rate of 7.92%. The Facility is secured by first-ranking security over (i) 100% of the WhiteFiber’s shareholding in WhiteFiber Iceland ehf., (ii) designated assets (including GPU servers, CPU servers, IB switches and equipment accessories) at the date of the agreement, and (iii) material assets acquired thereafter (to be secured within 60 days), in each case until all obligations are fully satisfied.

Royal Bank of Canada Credit Facility

On July 6, 2026, WhiteFiber entered into a syndicated credit agreement. The Syndicated Credit Facility Agreement provides for an aggregate of up to approximately CAD $115 million (approximately $80.8 million) to refinance the Amended Credit Agreement and finance its data centers business. The agreement also includes an accordion feature that permits WhiteFiber to increase by up to an additional CAD $25 million (approximately $17.7 million) to refinance the Amended Credit Agreement, subject to the satisfaction of specified conditions. The Syndicated Credit Facility Agreement is a non-revolving facility, and amounts repaid or prepaid may not be reborrowed.

On July 15, 2026, WhiteFiber drew a CORRA loan amount of CAD $36.8 million (approximately $26.2 million) under the Syndicated Credit Facility Agreement.

B. Riley Facility

On May 26, 2026, the Company assigned to B. Riley Securities, Inc. a $20 million note originally issued to Enovum NC-1 Venture, LLC, an indirect wholly-owned subsidiary of WhiteFiber under the Delayed Draw Term Loan Facility.

As of June 30, 2026, the B. Riley Facility had a net carrying value of $19.4 million and an effective interest rate of 50.6%, which exceeded the contractual rate due to the MOIC payment and the facility’s short-term nature. The facility provides WhiteFiber with additional short-term capital to support ongoing development activities.

NC-1 Project Financing Update

Whitefiber has entered into exclusivity with a consortium of lenders in connection with a proposed secured financing for its NC-1 project. The parties have commenced diligence and are negotiating definitive documentation, and are working toward closing, subject to customary approvals and conditions. There can be no assurance that the financing will be completed on favorable terms or at all. If completed, WhiteFiber expects the financing would return a significant portion of WhiteFiber’s invested capital to the balance sheet for redeployment into future development.

WhiteFiber future capital requirements will depend on many factors, including WhiteFiber’s ability to refinance or extend near-term debt maturities described above, the revenue growth rate, the success of future product development and capital investment required, and the timing and extent of spending to support further sales and marketing and research and development efforts. In addition, WhiteFiber expects to incur additional costs as a result of operating as a public company. In the event that additional financing is required from outside sources, WhiteFiber cannot be sure that any additional financing will be available to WhiteFiber on acceptable terms if at all. If WhiteFiber are unable to raise additional capital when desired, our business, operating results, and financial condition could be adversely affected.

Collateralized borrowing

On May 20, 2026, the Company entered into a collateralized borrowing arrangement with Galaxy Digital LLC, under which the Company received borrowing proceeds of $50.0 million. The borrowing bears interest at 5.5% per annum and is collateralized by LsETH pledged to the lender. The borrowing is an evergreen facility that may be recalled by the lender upon seven days’ notice in accordance with the terms of the loan agreement. As the Company does not have an unconditional right to defer settlement of the borrowing for at least one year after the balance sheet date, the related loan payable is classified as a current liability in the condensed consolidated balance sheets.

The borrowing is subject to collateral maintenance requirements, and the Company may be required to transfer additional collateral or may receive the return of collateral based on changes in the value of the pledged collateral relative to the contractual collateralization thresholds.

Cash flows

	For the Six Months Ended June 30,
	2026	2025
Net Cash Provided by Operating Activities	$46,770	$35,098
Net Cash Used in Investing Activities	(312,457)	(148,241)
Net Cash Provided by Financing Activities	230,733	199,314
Net (decrease) increase in cash, cash equivalents and restricted cash	(34,954)	86,171
Effect of exchange rate changes on cash, cash equivalents and restricted cash	609	(204)
Cash, cash equivalents and restricted cash, beginning of period	122,213	98,934
Cash, cash equivalents and restricted cash, end of period	$87,868	$184,901

Operating Activities

Net cash provided by operating activities was $46.8 million for the six months ended June 30, 2026, derived mainly from (i) a net loss of $261.9 million for the six months ended June 30, 2026 adjusted for digital assets mined of $6.1 million from our mining services, depreciation expenses and amortization expense of $20.1 million, impairment of capitalized software assets of $5.0 million, gain from disposal of property, plant and equipment of $1.8 million, loss on digital assets of $149.9 million, amortization of discount on debts issued of $4.2 million, share based compensation expenses of $19.6 million, changes in fair value of investment security of $21.2 million, changes in fair value of derivative liability of $4.7 million, current expected credit losses of $2.2 million, digital assets earned from staking of $3.2 million, impairment of digital intangible assets of $46.0 million, gains on digital intangible assets of $11.3 million and (ii) net changes in our operating assets and liabilities, principally comprising of a decrease in digital assets and stable coins of $20.2 million, an increase in deferred revenue of $63.6 million, a decrease in accounts receivable of $1.6 million, an increase in other payable and accrued liabilities of $4.2 million, an increase in other current assets of $0.9 million, a decrease in other non-current assets of $0.9 million, an increase in right-of-use assets of $2.9 million, an increase in net investment in lease of $2.0 million, an increase in account payable of $5.9 million, a decrease in deferred tax liability of $0.6 million, a decrease in income tax payable of $1.2 million, an increase in other long-term liabilities of $6.3 million and a decrease in lease liability of $3.3 million.

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

Investing Activities

Net cash used in investing activities was $312.5 million for the six months ended June 30, 2026, primarily attributable to purchases of and deposits made for property, plant, and equipment of $344.7 million, and partially offset by proceeds from disposal of property, plant and equipment of $26.5 million and proceeds from disposal of digital assets of $5.8 million.

Net cash used in investing activities was $148.2 million for the six months ended June 30, 2025, primarily attributable to purchases of and deposits made for property, plant, and equipment of $147.1 million, investment in equity securities of $2.0 million, and proceeds from disposal of property, plant and equipment of $0.9 million.

Financing Activities

Net cash provided by financing activities was $230.7 million for the six months ended June 30, 2026, attributable to net proceeds of $38.6 million from at-the-market offering, net proceeds of $222.1 million from convertible debt, net proceeds from issuance of debt from third parties of $103.4 million partially offset by the purchase of zero-strike call option of $120.0 million, payment of dividends of $0.8 million and repayment of finance lease liabilities of $12.6 million.

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

Risks Regarding the Price of Ethereum (“ETH”)

The Company’s business is focused on active participation in Ethereum (“ETH”) infrastructure and staking strategies to maximize the amount of ETH we earn and hold. As of June 30, 2026, we held approximately 75,757.5 ETH, recognized at its fair value of $118.9 million.

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

The following table presents the impact of 10% changes in the price of ETH on our ETH holdings during the applicable period (in thousand):

	For the Three Months Ended June 30, 2026		For the Three Months Ended June 30, 2025
	10% Increase in Price of ETH	10% Decrease in Price of ETH	10% Increase in Price of ETH	10% Decrease in Price of ETH

Increase/ (Decrease) in Net Income	$11,890	$(11,890)	$6,116	$(6,116)

The increased sensitivity to price changes for the three and six months ended June 30, 2026, compared with the corresponding periods in 2025, was primarily due to the increase in our ETH holdings as of June 30, 2026, relative to June 30, 2025.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter-ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On March 18, 2026, the Company moved to dismiss some of the Blockfusion’s counterclaims. The Court heard argument on that motion on June 12, 2026, and the motion remains pending.

The litigation is ongoing and remains in an active pretrial phase. The parties are engaged in discovery. The Company seeks recovery of its original investment, allegedly improper invoice payments, unpaid contractual amounts, and other damages, and may seek equitable or other relief as the proceedings continue. The aggregate damages sought exceed $5.0 million.

At this time, the Company cannot reasonably estimate a possible loss, range of loss, or expected recovery associated with this litigation.

Bit Digital USA, Inc. v. Alex Martini-Lo Manto, et. al. – New York Supreme Court, New York County, Commercial Division

On March 4, 2026, the Company filed suit against Alex Martini-Lo Manto, CEO of Blockfusion; Blockfusion; and two Blockfusion-related entities alleging that the defendants had designed a Special Purpose Acquisition Company (“SPAC”) merger to avoid paying the Company for its prejudgment liabilities. The suit alleges claims under New York Uniform Voidable Transactions Act, as well as fraud claims against defendant Martini-Lo Manto and other related claims.

Upon filing, the Company also moved for a preliminary injunction enjoining the SPAC transaction. On April 15, 2026, the Court denied that motion. The Company appealed that ruling, and the appeal was subsequently resolved as described below.

On April 29, 2026, Defendants moved to dismiss the Company’s claims. The Company filed its opposition on May 22, 2026.

On July 23, 2026, the Court issued a decision granting the motion in part and denying it in part. The Court dismissed the Company’s claims under the New York Uniform Voidable Transactions Act but permitted the Company’s successor-liability claim against the proposed post-combination public company to proceed. With respect to the fraud claims against Mr. Martini-Lo Manto, the Court permitted the claim based on allegedly fraudulent invoices to proceed and dismissed the remaining fraud claims. The Company is evaluating whether to seek leave to replead or to appeal the dismissed claims.

The litigation is ongoing and remains in an active pretrial phase. The parties are engaged in discovery. The aggregate damages sought exceed $5.0 million.

At this time, the Company cannot reasonably estimate a possible loss, range of loss, or expected recovery associated with this litigation.

Bit Digital USA, Inc. v. Alex Martini-Lo Manto, et. al. – New York Supreme Court, Appellate Division, First Department

On April 22, 2026, the Company appealed the Commercial Division’s denial of the preliminary injunction. The Company also filed a request for interim appellate injunctive relief. On May 22, 2026, the Appellate Division issued an interim order, pending determination of the application by a full panel, directing the defendants to escrow $5.4 million on or before June 1, 2026 and directing the Company to post a $100,000 undertaking. The escrow was not funded. Instead, on June 5, 2026, Blockfusion Data Centers, Inc., the entity that would become the publicly traded parent upon completion of the proposed business combination, executed a limited guarantee in favor of the Company. Subject to its terms, the guarantee covers payment of the net amount, if any, that Blockfusion is finally determined to owe the Company in the Delaware or New York actions under a final, non-appealable judgment (or a settlement to which the guarantor consents), after giving effect to all defenses, counterclaims, and rights of setoff, and is capped at that amount. By its terms, the guarantee will not become effective unless and until the proposed business combination closes, and it will be null and void if the transaction is not consummated. In connection with the guarantee, the Company withdrew its appeal on June 6, 2026, and the interim order is no longer in effect. The proposed business combination has not yet closed.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None. Previously reported on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

10b5-1 Trading Arrangements

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Syndicated RBC Credit Facility Agreement executed on July 6, 2026

On July 6, 2026, the WhiteFiber’s wholly-owned subsidiary, Enovum Data Center Corp. entered into a syndicated credit agreement (“Syndicated RBC Credit Facility Agreement”). The Syndicated RBC Credit Facility Agreement provides for an aggregate of up to approximately CAD $115 million (approximately $80.8 million) to refinance the Amended Credit Agreement and finance its data centers business. The agreement also includes an accordion feature that permits WhiteFiber to increase by up to an additional CAD $25 million (approximately $17.7 million) to refinance the Amended Credit Agreement, subject to the satisfaction of specified conditions. The Syndicated RBC Credit Facility Agreement is a non-revolving facility, and amounts repaid or prepaid may not be reborrowed.

Borrowings under the Syndicated RBC Credit Facility Agreement bear interest, at WhiteFiber’s option, at either (i) the CORRA-based benchmark rate for such interest period, plus 2.45% per annum, plus the credit spread adjustment for the applicable interest period (29.547 basis points for one month interest period, 32.138 basis points for a three month interest period and 0 for a daily interest period), or (ii) RBC Prime rate plus 1.00% per annum. The facility has a three-year term from the date of the initial drawdown and requires interest-only payments until the first full quarter after the date of the initial drawdown. The loan will be amortized through quarterly principal repayments based on a 15-year amortization schedule, with the outstanding principal due in full at maturity. The specific borrowing terms are established at the time of each drawdown pursuant to a borrowing request submitted by WhiteFiber and accepted by the lender.

The Syndicated RBC Credit Facility is secured by first-ranking security interests over substantially all present and future personal property and assets of the borrower and the guarantors, together with first-ranking mortgages on certain owned real estate, including WhiteFiber’s MTL-2 and MTL-3 properties and related improvements and equipment

WhiteFiber has agreed to certain financial covenants, including a minimum debt service coverage ratio and a maximum Net funded debt to EBITDA ratio.

On July 15, 2026, WhiteFiber drew a CORRA loan amount of CAD $36.8 million (approximately $26.2 million) under the Syndicated RBC Credit Facility Agreement.

Item 6. Exhibits.

(a) Exhibits.

Exhibit No.	Document Description

3.1	Certificate of Incorporation, as amended(1)

3.2	Amended and Restated Memorandum of Association of Bit Digital, Inc., adopted July 29, 2026(2)

10.1+	Master Digital Currency Loan Agreement dated March 27, 2026, by and between Bit Digital Inc. and Galaxy Digital LLC. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 27, 2026).

10.2	Delayed Draw Term Loan Facility and Security Agreement, dated May 20, 2026, by and among Enovum NC-1 Venture, LLC, Bit Digital Capital, Inc. and the guarantors party thereto. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on May 27, 2026).

10.3+	Syndicated Credit Facility Agreement, dated July 6, 2026, among Enovum Data Center Corp., the lenders party thereto and Royal Bank of Canada, as administrative agent.***

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

31.2	Certification of PFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

32.2	Certification of PFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).**

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.**

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.**

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.**

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).**

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

***	Filed with the Report.

+	Certain of the schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5).

The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

1.	Incorporated by reference to Exhibit 3.1 to the Registrant's Form F-1 registration statement filed on March 10, 2021

2.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on July 30, 2026

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bit Digital, Inc.

Date: August 13, 2026	By:	/s/ Sam Tabar
Sam Tabar
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Erke Huang
Erke Huang
(Chief Financial Officer)
(Principal Accounting Officer)

Date: August 13, 2026	By:	/s/ Bryan Ng
Bryan Ng
(Principal Financial Officer)