Form 10-Q
period 2026-09-30
Bit Digital, Inc
filed 2026-11-12
CIK 1710350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Applicable only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date: 361,075,850 Ordinary Shares as of November 5, 2026.

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

Item 1. Financial Statements and Supplementary Data

BIT DIGITAL, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2026 and December 31, 2025
(Expressed in thousands, except for the number of shares)

	September 30,	December 31,
	2026	2025
		(audited)
ASSETS
Current Assets
Cash and cash equivalents	$143,470	$118,356
Restricted cash	9,012	3,857
Accounts receivable, net	39,794	23,922
USDC	359	484
Net investment in lease – current, net	2,644	4,261
Loans receivable	400	400
Digital asset collateral receivable	37,103	-
Other current assets, net	28,606	26,735
Total Current Assets	261,388	178,015

Non-Current Assets
Deposits for property, plant, and equipment	158,537	52,838
Property, plant, and equipment, net	760,232	360,243
Goodwill	19,474	20,146
Digital assets	200,534	415,734
Digital intangible assets	98,276	-
Intangible assets, net	11,872	12,821
Operating lease right-of-use assets, net	68,647	12,053
Finance lease right-of-use assets, net	-	12,602
Net investment in lease - non-current, net	7,706	9,687
Investment securities	80,664	69,121
Deferred tax assets	10,263	2,578
Other non-current assets, net	40,500	28,580
Total Non-Current Assets	1,456,705	996,403

Total Assets	$1,718,093	$1,174,418

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$8,862	$8,875
Current portion of deferred revenue	54,636	7,997
Current portion of operating lease liabilities	13,179	5,549
Current portion of finance lease liabilities	-	12,911
Short-term debt and current portion of long-term debt, net	41,873	-
Income tax payable	-	1,547
Other payables and accrued liabilities	73,877	56,067
Total Current Liabilities	192,427	92,946

Non-Current Liabilities
Non-current portion of deferred revenue	251,398	71,554
Non-current portion of operating lease liabilities	56,297	5,415
Long-term debt, net	30,683	-
Convertible notes payable, net	445,330	110,291
Derivative liability	13,239	19,260
Deferred tax liabilities	17,698	9,691
Other long-term liabilities	6,279	-
Total Non-Current Liabilities	820,924	216,211

Total Liabilities	$1,013,351	$309,157

Commitments and Contingencies – Note 21

Bit Digital Shareholders’ Equity
Preference shares, $0.01 par value, 10,000,000 and 10,000,000 shares authorized, 2,000,000 and 1,000,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	11,050	9,050
Ordinary shares, $0.01 par value, 1,000,000,000 and 1,000,000,000 shares authorized, 360,974,908 and 324,322,214 shares issued, 360,844,922 and 324,192,228 shares outstanding as of September 30, 2026 and December 31, 2025, respectively	3,610	3,243
Treasury stock, at cost, 129,986 and 129,986 shares as of September 30, 2026 and December 31, 2025, respectively	(1,172)	(1,172)
Additional paid-in capital	930,218	890,068
Accumulated deficit	(404,707)	(178,526)
Accumulated other comprehensive (loss) income	(419)	1,331
Total Bit Digital shareholders’ equity	538,580	723,994
Non-controlling Interests	166,162	141,267
Total Equity	704,742	865,261
Total Liabilities and Equity	$1,718,093	$1,174,418

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIT DIGITAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2026 and 2025
(Expressed in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025

Revenues
Digital asset mining	$2,022	$7,416	$8,098	$21,825
Cloud services	18,106	18,033	58,679	49,470
Colocation services	5,617	1,692	15,117	5,060
ETH staking	1,028	2,869	4,228	3,795
Other	294	455	984	1,073
Total revenues	27,067	30,465	87,106	81,223

Operating costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown below)
Digital asset mining	(1,474)	(5,033)	(6,486)	(17,232)
Cloud services	(7,907)	(6,315)	(24,649)	(18,794)
Colocation services	(2,438)	(675)	(6,137)	(1,875)
ETH staking	(71)	(113)	(234)	(175)
Depreciation and amortization expenses	(11,067)	(9,636)	(31,191)	(25,102)
Impairment of capitalized software assets	-	-	(5,006)	-
General and administrative expenses	(25,478)	(33,095)	(75,673)	(61,032)
Gains (losses) on digital assets	84,040	168,041	(65,871)	145,990
Gains on digital intangible assets	5,381	-	16,705	-
Impairment on digital intangible assets	(3,219)	(1,836)	(49,254)	(1,836)
Total operating income (expenses)	37,767	111,338	(247,796)	19,944

Income (loss) from operations	64,834	141,803	(160,690)	101,167

Net gain (loss) from disposal of property and equipment	93	(539)	1,915	(873)
Change in fair value of derivative liability	10,736	-	6,021	-
Interest expense	(10,397)	-	(23,544)	-
Induced conversion expense	(80,767)	-	(80,767)	-
Other income (expense), net	17,445	6,159	(3,972)	6,554
Total other (expense) income, net	(62,890)	5,620	(100,347)	5,681

Income (loss) before income taxes	1,944	147,423	(261,037)	106,848

Income tax expense	(1,344)	(698)	(306)	(2,961)
Net income (loss)	$600	$146,725	$(261,343)	$103,887
Net loss attributable to noncontrolling interest	(27,899)	(4,159)	(35,963)	(4,159)
Net income (loss) attributable to Bit Digital shareholders	$28,499	$150,884	$(225,380)	$108,046

Weighted average number of ordinary shares outstanding
Basic	360,441,011	317,296,789	345,582,362	235,907,855
Diluted	362,466,070	318,896,222	345,582,362	236,336,822

Earnings (loss) per share
Basic	$0.08	$0.48	$(0.65)	$0.46
Diluted	$0.08	$0.47	$(0.65)	$0.46

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIT DIGITAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
For the Three and Nine Months Ended September 30, 2026 and 2025
(Expressed in thousands, except for the number of shares)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025

Net income (loss)	$600	$146,725	$(261,343)	$103,887

Other comprehensive income (loss)
Foreign currency translation adjustment	382	(952)	(3,510)	1,972
Comprehensive income (loss)	982	145,773	(264,853)	105,859
Comprehensive loss attributable to noncontrolling interests	(28,374)	(4,318)	(37,723)	(4,318)
Comprehensive income (loss) attributable to Bit Digital shareholders	$29,356	$150,091	$(227,130)	$110,177

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIT DIGITAL, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three and Nine Months Ended September 30, 2026 and 2025
(Expressed in thousands, except for the number of shares)

	Preference Shares		Ordinary Shares		Treasury		Additional paid-in	Retained Earnings (Accumulated	Accumulated other comprehensive	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Par Value	Shares	Amount	capital	deficit)	(loss) income	interest	Equity
Balances, December 31, 2024	1,000,000	$9,050	179,125,205	$1,793	(129,986)	$(1,172)	$553,583	$(98,209)	$(1,565)	$-	$463,480
Share-based compensation expense	-	-	-	-	-	-	219	-	-	-	219
Issuance of ordinary shares/At-the-market offering, net of offering costs	-	-	3,149,887	31	-	-	10,146	-	-	-	10,177
Share-based compensation in connection with issuance of ordinary shares to employees	-	-	21,250	-	-	-	48	-	-	-	48
Share-based compensation in connection with issuance of ordinary shares to consultants	-	-	450,000	5	-	-	1,638	-	-	-	1,643
Share-based compensation in connection with issuance of ordinary shares to director	-	-	20,000	-	-	-	68	-	-	-	68
Other comprehensive loss	-	-	-	-	-	-	-	-	(505)	-	(505)
Net loss	-	-	-	-	-	-	-	(57,711)	-	-	(57,711)
Balances, March 31, 2025	1,000,000	$9,050	182,766,342	$1,829	(129,986)	$(1,172)	$565,702	$(155,920)	$(2,070)	$-	$417,419
Share-based compensation expense	-	-	-	-	-	-	5,819	-	-	-	5,819
Issuance of ordinary shares/At-the-market offering, net of offering costs	-	-	25,504,699	255	-	-	48,056	-	-	-	48,311
Issuance of ordinary shares/public offering, net of offering costs	-	-	75,000,000	750	-	-	140,875	-	-	-	141,625
Share-based compensation in connection with issuance of ordinary shares to consultants	-	-	250,000	3	-	-	545	-	-	-	548
Share-based compensation in connection with issuance of ordinary shares to employees	-	-	531,250	5	-	-	1,161	-	-	-	1,166
Other comprehensive income	-	-	-	-	-	-	-	-	3,428	-	3,428
Net income	-	-	-	-	-	-	-	14,873	-	-	14,873
Balances, June 30, 2025	1,000,000	$9,050	284,052,291	$2,842	(129,986)	$(1,172)	$762,158	$(141,047)	$1,358	$-	$633,189
Share-based compensation expense	-	-	-	-	-	-	(5,537)	-	-	-	(5,537)
Changes in ownership interests in a subsidiary - IPO	-	-	-	-	-	-	27,557	-	-	119,919	147,476
Changes in ownership interests in a subsidiary - underwriters’ over-allotment option exercise	-	-	-	-	-	-	4,133	-	-	18,198	22,331
Changes in ownership interests in a subsidiary - settlement of subsidiary RSUs	-	-	-	-	-	-	-	-	-	5,629	5,629
Issuance of ordinary shares/At-the-market offering, net of offering costs	-	-	22,000,000	220	-	-	62,597	-	-	-	62,817
Issuance of ordinary shares/public offering, net of offering costs	-	-	11,250,000	113	-	-	20,893	-	-	-	21,006
Share-based compensation in connection with issuance of ordinary shares to consultants	-	-	208,153	2	-	-	575	-	-	-	577
Share-based compensation in connection with issuance of ordinary shares to employees	-	-	4,614,351	46	-	-	12,434	-	-	-	12,480
Other comprehensive loss	-	-	-	-	-	-	-	-	(952)	(159)	(1,111)
Net income (loss)	-	-	-	-	-	-	-	150,884	-	(4,159)	146,725
Balances, September 30, 2025	1,000,000	$9,050	322,124,795	$3,223	(129,986)	$(1,172)	$884,810	$9,837	$406	$139,428	$1,045,582

Balances, December 31, 2025	1,000,000	$9,050	324,192,228	$3,243	(129,986)	$(1,172)	$890,068	$(178,526)	$1,331	$141,267	$865,261
Share-based compensation expense	-	-	-	-	-	-	4,139	-	-	-	4,139
Issuance of ordinary shares/At-the-market offering, net of offering costs	-	-	2,372,035	24	-	-	4,084	-	-	-	4,108
Declaration of dividends to preferred shareholders	-	-	-	-	-	-	-	(800)	-	-	(800)
Changes in ownership interests in a subsidiary - settlement of subsidiary RSUs	-	-	-	-	-	-	(2,397)	-	-	2,397	-
Purchase of zero-strike call options in connection with issuance of convertible notes	-	-	-	-	-	-	(120,000)	-	-	-	(120,000)
Share-based compensation in connection with issuance of ordinary shares to employees	-	-	4,849,374	49	-	-	7,934	-	-	-	7,983
Share-based compensation in connection with issuance of ordinary shares to director	-	-	21,097	-	-	-	50	-	-	-	50
Other comprehensive loss	-	-	-	-	-	-	-	-	(1,200)	(576)	(1,776)
Net loss	-	-	-	-	-	-	-	(146,668)	-	(3,610)	(150,278)
Balances, March 31, 2026	1,000,000	$9,050	331,434,734	$3,316	(129,986)	$(1,172)	$783,878	$(325,994)	$131	$139,478	$608,687
Share-based compensation expense	-	-	-	-	-	-	2,094	-	-	-	2,094
Issuance of ordinary shares/At-the-market offering, net of offering costs	-	-	22,997,224	230	-	-	34,245	-	-	-	34,475
Changes in ownership interests in a subsidiary - settlement of subsidiary RSUs	-	-	-	-	-	-	(2,654)	-	-	2,654	-
Share-based compensation in connection with issuance of ordinary shares to consultants	-	-	75,000	-	-	-	118	-	-	-	118
Share-based compensation in connection with issuance of ordinary shares to employees	-	-	271,250	3	-	-	487	-	-	-	490
Share-based compensation in connection with issuance of ordinary shares to director	-	-	21,097	-	-	-	50	-	-	-	50
Other comprehensive loss	-	-	-	-	-	-	-	-	(1,407)	(709)	(2,116)
Net loss	-	-	-	-	-	-	-	(107,212)	-	(4,454)	(111,666)
Balances, June 30, 2026	1,000,000	$9,050	354,799,305	$3,549	(129,986)	$(1,172)	$818,218	$(433,206)	$(1,276)	$136,969	$532,132
Share-based compensation expense	-	-	-	-	-	-	3,214	-	-	-	3,214
Issuance of common stock/At-the-market offering, net of offering costs	-	-	6,894,367	69	-	-	11,506	-	-	-	11,575
Changes in ownership interests in a subsidiary - settlement of subsidiary RSUs	-	-	-	-	-	-	(57,567)	-	-	57,567	-
Induced conversion on 2031 Notes	-	-	-	-	-		154,590	-	-	-	154,590
Share-based compensation in connection with issuance of ordinary shares to employees	-	-	151,250	2	-	-	247	-	-	-	249
Share-based compensation in connection with issuance of preference shares to employees	1,000,000	2,000	-	-	-	-	-	-	-	-	2,000
Cancellation of ordinary shares	-	-	(1,000,000)	(10)	-	-	10	-	-	-	-
Other comprehensive gain (loss)	-	-	-	-	-	-	-	-	857	(475)	382
Net income (loss)	-	-	-	-	-	-	-	28,499	-	(27,899)	600
Balances, September 30, 2026	2,000,000	$11,050	360,844,922	$3,610	(129,986)	$(1,172)	$930,218	$(404,707)	$(419)	$166,162	$704,742

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIT DIGITAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2026 and 2025

(Expressed in thousands, except for the number of shares)

	For the Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Net (loss) income	$(261,343)	$103,887
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expenses	31,191	25,102
Impairment of capitalized software assets	5,006	-
(Gain) loss from disposal of property, plant, and equipment	(1,915)	873
Gain on net investment in lease	(679)	-
Amortization of discount on debts issued	6,820	-
Induced conversion expense	80,767	-
Losses (gains) on digital assets	65,871	(145,990)
Share-based compensation expenses	25,807	22,380
Changes in fair value of investment security	4,204	(6,246)
Changes in fair value of derivative liability	(6,021)	-
Current expected credit losses	2,677	111
Digital assets mined	(8,098)	(21,825)
Digital assets earned from staking	(4,228)	(3,795)
Impairment of digital intangible assets	49,254	1,836
Gain on digital intangible assets	(16,705)	-
Changes in operating assets and liabilities:
Digital assets and stable coins	(20,169)	(141,868)
Digital intangible assets	-	(19,093)
Right-of-use assets	6,664	3,876
Deferred revenue	226,524	(23,002)
Lease liabilities	(4,962)	(3,544)
Other current assets	(2,337)	3,394
Other non-current assets	(11,967)	3,397
Accounts receivable	(18,595)	(12,160)
Accounts payable	478	4,159
Other payables and accrued liabilities	6,312	(788)
Net investment in lease	3,550	2,292
Other long-term liabilities	6,279	(589)
Income tax payable	(1,564)	(200)
Deferred tax liabilities	418	2,928

Net Cash Provided by (Used in) Operating Activities	163,239	(204,865)

Cash Flows from Investing Activities:
Purchases of and deposits made for property, plant and equipment	(549,804)	(164,018)
Investment in equity securities	(15,750)	(2,002)
Proceeds from disposal of property, plant and equipment	26,576	1,959
Proceeds from disposal of digital assets	11,927	-
Net Cash Used in Investing Activities	(527,051)	(164,061)

Cash Flows from Financing Activities:
Net proceeds from issuance of ordinary shares for public offering	-	162,630
Net proceeds from IPO over-allotment option exercise	-	22,189
Net proceeds from subsidiary IPO	-	147,370
Net proceeds from issuance of ordinary shares/registered direct offering	-	62,817
Net proceeds from issuance of ordinary shares/At-the-market offering	50,157	58,489
Net proceeds from issuance of convertible debts	522,715	-
Net proceeds from issuance of debts	124,275	-
Purchase of zero-strike call option	(120,000)	-
Payment of dividends	(800)	(800)
Repayment of debt	(52,250)	-
Repayment of convertible notes in induced conversion	(118,034)	-
Repayment of finance lease liabilities	(12,599)	-
Net Cash Provided by Financing Activities	393,464	452,695

Net increase in cash, cash equivalents and restricted cash	29,652	83,769
Effect of exchange rate changes on cash, cash equivalents and restricted cash	617	147
Cash, cash equivalents and restricted cash, beginning of period	122,213	98,934
Cash, cash equivalents and restricted cash, end of period	$152,482	$182,850

Supplemental Cash Flow Information
Cash paid for interest expense	$12,311	$-
Cash paid for income taxes, net of (refunds)	$2,968	$225

Non-cash Transactions of Investing and Financing Activities
Right of use assets exchanged for operating lease liabilities	$63,330	$31,572
Reclassification of deposits to property, plant and equipment	$80,237	$121,096
Issuance of subsidiary ordinary shares in connection with non-cash equity transactions	$62,618	$5,877
Net transfer from net investment in sales-type leases to property and equipment	$760	$7,940
Construction in progress included in other payables and accrued liabilities	$6,319	$-
Debt issuance costs included in other payables and accrued liabilities	$1,531	$-
Unamortized issuance costs on repurchase notes included in additional paid-in capital	$6,230	$-
Ordinary shares issued in induced conversion of convertible notes	$169,770	$-
Digital assets, pledged as collateral	$37,103	$-
ETH exchanged for LsETH	$167,928	$-
Extinguishment of financing lease by acquiring underlying assets	$12,472	$-

Reconciliation of cash, cash equivalents and restricted cash

	September 30,	December 31,
	2026	2025
Cash and cash equivalents	$143,470	$118,356
Restricted cash	9,012	3,857
Cash, cash equivalents and restricted cash	$152,482	$122,213

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIT DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

Bit Digital, Inc. (“BTBT” or the “Company”), is a holding company incorporated on February 17, 2017, under the laws of the Cayman Islands. The Company is a strategic asset company (“SAC”) owning productive infrastructure which is focused on long-term net asset value (“NAV”) per share growth by generating yield, usage and participation, and building operating capabilities around those assets as they compound over time. Through its majority ownership in WhiteFiber, Inc. (Nasdaq: WYFI), the Company engages in artificial intelligence (“AI”) compute and data center infrastructure. WhiteFiber provides scalable energy and dense capacity for AI and high performance computing (“HPC”) workloads. The Company continues to wind down the digital asset mining business.

On August 15, 2024, WhiteFiber, Inc. (f/k/a Celer, Inc.) (“WhiteFiber”) was incorporated to support the Company’s generative artificial intelligence workstreams. WhiteFiber was 100% owned by the Company until August 6, 2025 when the Contribution Agreement became effective (See Note 20. Related Parties).

On August 8, 2025, WhiteFiber completed its initial public offering (“IPO”) of its ordinary shares. Prior to the consummation of the IPO, the Company entered into a contribution agreement (the “Contribution Agreement”) with WhiteFiber, pursuant to which the Company contributed (the “Contribution”) its HPC business through the transfer of 100% of the capital shares of its cloud services subsidiary, WhiteFiber AI, Inc. and its wholly-owned subsidiaries WhiteFiber HPC, Inc., WhiteFiber Canada, Inc., WhiteFiber Japan G.K. and WhiteFiber Iceland, ehf, to WhiteFiber in exchange for 27,043,749 ordinary shares of WhiteFiber (the “Reorganization”). Pursuant to the Contribution Agreement, the transfer was accounted for as a common control transaction immediately prior to the IPO. The Contribution became effective on August 6, 2025, when the registration statement on Form S-1, as amended (File No. 333-288650), of WhiteFiber was declared effective by the U.S. Securities and Exchange Commission (the “SEC”). WhiteFiber AI became a wholly-owned subsidiary of WhiteFiber and the Company became the direct shareholder of WhiteFiber after the Reorganization. As of the date of this Form 10-Q, the Company owns approximately 59.7% of WhiteFiber. (See Note 20. Related Parties)

On November 28, 2025, the Company acquired all the shares of Financière Louis David (“FLD”), a France-based company structured as a Société par Actions Simplifiée (SAS), is a holding/management company that primarily engages in business consulting and management advisory activities. FLD is the general partner (associé commandité) of Financière Marjos SCA (“Financière Marjos” or “FM”), a France-based company listed on the Euronext Paris stock exchange (Euronext: FINM), is a holding and investment company that creates, acquires, and manages diverse businesses and provides financial and administrative services through subsidiaries and holdings. FLD then held 15.9% of the shares composing FM’s share capital. The Company has directly acquired a further 9.1% of FM’s share capital from three selling shareholders. As a result of the transactions, the Company holds, directly and indirectly, a number of shares representing 25% of the shares of the Financière Marjos. Following the acquisition, FLD was renamed Bit Digital Europe Holding (“BDEH”).

The accompanying unaudited condensed consolidated financial statements reflect the activities of the Company and each of the following entities:

Name	Background		Ownership
Bit Digital USA, Inc. (“BT USA”)	●	A United States company	100% owned by Bit Digital, Inc.
	●	Incorporated on September 1, 2020
	●	Engaged in digital asset mining business

Bit Digital Capital, Inc. (“BT Capital”)	●	A Delaware corporation	100% owned by Bit Digital, Inc.
	●	Incorporated on April 6, 2026
	●	Engaged in treasury management activities

Bit Digital Canada, Inc. (“BT Canada”)	●	A Canadian company	100% owned by Bit Digital, Inc.
	●	Incorporated on February 23, 2021
	●	Engaged in digital asset mining business
	●	Dormant and previously engaged in digital asset mining-related business

Bit Digital Hong Kong Limited (“BT HK”)	●	A Hong Kong company	100% owned by Bit Digital, Inc.
	●	Acquired on April 8, 2020
	●	Dormant and previously engaged in digital asset mining-related business

Bit Digital Strategies Limited (“BT Strategies”)	●	A Hong Kong company	100% owned by Bit Digital, Inc.
	●	Incorporated on June 1, 2021
	●	Engaged in treasury management activities

Bit Digital Singapore Pte. Ltd. (“BT Singapore”)	●	A Singapore company	100% owned by Bit Digital, Inc.
	●	Incorporated on July 1, 2021
	●	Engaged in digital asset staking activities

Bit Digital Europe Holding	●	A France company	100% owned by Bit Digital, Inc.
(formerly known as Financière Louis David (“FLD”))	●	Incorporated on October 18, 2005 Engaged in business consulting and other management consulting services

Financière Marjos SCA	●	A France company	25% owned by Bit Digital, Inc.
(“Financière Marjos” or “FM”)	●	Incorporated on January 1, 2000 Engaged in investment holding and management company

WhiteFiber, Inc. (f/k/a Celer, Inc.)	●	A Cayman Islands exempted company	59.7% owned by Bit Digital, Inc.(1)
(“WhiteFiber”)	●	Incorporated on August 15, 2024
	●	Engaged in HPC business

(1)	Upon the completion of the WhiteFiber IPO on August 8, 2025, Bit Digital owned approximately 71.5% of the ordinary shares of WhiteFiber. As of September 30, 2026, the ownership percentage has decreased to approximately 59.7% as a result of ordinary shares issued upon the conversion of WhiteFiber restricted share units, the redemption of exchangeable shares and the issuance of ordinary shares in connection with the induced conversion of 2031 Notes.

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

The unaudited condensed consolidated financial information as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025 has been prepared without audit, pursuant to the rules and regulations of the SEC and pursuant to Regulation S-X. Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with US GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim financial information should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended December 31, 2025, which was filed with the SEC on March 27, 2026.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which are necessary for a fair presentation of financial results for the interim periods presented. The Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements have been prepared using the same accounting policies as used in the preparation of the Company’s consolidated financial statements for the year ended December 31, 2025. The results of operations for the three and nine months ended September 30, 2026, and 2025 are not necessarily indicative of the results for the full years.

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

Use of estimates

In preparing the condensed consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information as of the date of the condensed consolidated financial statements. Significant estimates required to be made by management include, but are not limited to, the valuation of digital assets and other current assets, useful lives of property, plant, and equipment, impairment of long-lived assets, intangible assets and goodwill, valuation of assets and liabilities acquired in business combinations, provision necessary for contingent liabilities, valuation of the embedded conversion derivative liability and realization of deferred tax assets. Actual results could differ from those estimates.

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

Fair value of digital assets is based on Level 1 inputs as these were based on observable quoted prices in the Company’s principal market for identical assets. The carrying amounts of the Company’s other financial instruments, including cash and cash equivalents, restricted cash, loans receivable, deposits, accounts receivable, other receivables, accounts payable, and other payables, approximate their fair values because of the short-term nature of these assets and liabilities. Non-financial assets, such as intangible assets, right-of-use assets, and property, plant and equipment, are adjusted to fair value when there is an indication of impairment and the carrying amount exceeds the asset’s projected undiscounted cash flows. These assets are recorded at fair value only upon recognition of an impairment charge.

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

Digital intangible assets comprised of LsETH that are intangible assets outside the scope of ASC 350-60. A receipt token, in general and by design, entitles the holder to redeem the crypto intangible asset(s) for which it was exchanged. Therefore, it fails the ‘other goods and services criterion’ in paragraph 350-60-15-1(b) and thus is outside the scope of Subtopic 350-60. These digital intangible assets are recorded at cost, less impairment within digital intangible assets on the consolidated balance sheets in accordance with ASC 350-30. The Company tests digital intangible assets for impairment quarterly and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. The test for impairment consists of a comparison of the fair value of the digital intangible assets with their carrying amounts. Refer to Note 5, Digital Assets Holdings for additional information.

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

ASC 820 defines “principal market” as the market with the greatest volume and level of activity for the asset or liability. The determination of the principal market (and, as a result, the market participants in the principal market) is made from the perspective of the reporting entity. The digital assets held by the Company are traded on a number of active markets globally. The Company uses both Galaxy and Amber Group’s OTC desk to buy and sell digital assets, including transactions involving U.S. dollars or exchanges between different types of digital assets. Prior to April 1, 2025, the Company considered CoinMarketCap to be its principal market. Effective April 1, 2025, the Company determined that Coinbase is its principal market as it provides the most reliable and greatest volume and level of activity for bitcoin and ETH for which the Company can access.

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

The Digital Asset Collateral Receivable is initially measured at the fair value of the digital assets transferred as collateral on the transfer date. Any difference between the carrying amount of the transferred digital assets and the initial measurement of the receivable is recognized in the consolidated statements of operations as an impairment loss or realized gain on transfer, as applicable. Thereafter, the Digital Asset Collateral Receivable is measured at amortized cost. The value and activity relating to the Digital Asset Collateral Receivable are disclosed in Note 6 – Digital Asset Collateral Receivable.

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

Deposits for property, plant, and equipment

The deposits for property, plant, and equipment (“PP&E”) represent advance payments for purchases of property, plant and equipment. The Company initially recognizes deposits for PP&E when cash is advanced to suppliers. Subsequently, the Company derecognizes and reclassifies deposits for PP&E to PP&E when control is transferred to and obtained by the Company.

Below is the roll forward of the balance of deposits for PP&E for the nine months ended September 30, 2026 and for the year ended December 31, 2025 respectively.

	September 30,	December 31,
	2026	2025
Opening balance	$52,838	$39,060
Reclassification to PP&E	(80,237)	(138,572)
Addition of deposits for PP&E	185,936	152,350
Ending balance	$158,537	$52,838

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

Estimated Useful Life
Digital asset miners	3 years
Cloud service equipment	5 years
Colocation service equipment	10 to 20 years
Building	20 to 25 years
Leasehold improvements	15 years
Purchased and internally developed software	1 to 5 years
Vehicle	5 years
Other property and equipment	20% to 30%

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

Intangible assets with finite lives are comprised of customer relationships and are amortized on a straight-line basis over their estimated useful lives. The Company assesses the appropriateness of finite-lived classification at least annually. Additionally, the carrying value and remaining useful lives of finite-lived assets are reviewed annually to identify any circumstances that may indicate potential impairment or the need for a revision to the amortization period. A finite-lived intangible asset is considered to be impaired if its carrying value exceeds the estimated future undiscounted cash flows expected to be generated from it. We apply judgment in selecting the assumptions used in the estimated future undiscounted cash flow analysis. Impairment is measured by the amount that the carrying value exceeds fair value. The useful life of customer relationships is 19 years.

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

Investment securities

As of September 30, 2026 and December 31, 2025, investment securities represent the Company’s investments in three funds, a privately held company via a simple agreement for future equity (“SAFE”), four privately held companies, and a publicly traded company over which the Company neither has control nor significant influence through investments in ordinary shares or preferred shares.

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

Leases as Lessee

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

Leases as Lessor

At contract inception, the Company determines whether an arrangement contains a lease, which exists when the customer obtains the right to control the use of an identified asset, such as a dedicated data hall, for a period of time in exchange for consideration. In making this determination, the Company considers whether it has a substantive right to substitute alternative space. Colocation arrangements that do not convey such a right are accounted for under ASC 606.

The lease term includes the noncancellable period and any periods covered by options the customer is reasonably certain to exercise to extend, or not to exercise to terminate, the lease. Lease commencement occurs when the Company makes the underlying asset available for use by the customer, which may precede the contractual billing start date. The Company’s data center leases are classified as operating leases.

For its dedicated data center leases, the Company has elected the lessor practical expedient to combine facility operations and maintenance services with the associated lease component and accounts for the combined component under ASC 842 because the lease component is predominant. Electricity and remote hands services are accounted for separately under ASC 606. Fixed consideration is allocated between lease and nonlease components based on relative standalone selling prices, and variable consideration for electricity and remote hands services is allocated entirely to those services.

For arrangements in which the Company acts as lessor, leases are classified at commencement as sales-type, direct financing or operating leases. Operating lease classification is applied when the criteria for the other classifications are not met, including certain arrangements involving variable lease payments. Lease commencement occurs when the underlying asset becomes available for customer use. For sales-type leases where the Company is the lessor, the Company recognizes a net investment in lease, which comprises the present value of the future lease payments and any unguaranteed residual value. Interest income is recognized over the lease term at a constant periodic discount rate on the remaining balance of the lease net investment using the rate implicit in the lease and is included in “Revenues.” Sales-type leases result in the recognition of gain or loss at the commencement of the lease, which will be recorded in “Other income, net.”

Operating lease revenue is recognized over the lease term beginning at commencement. Advance payments are recorded as deferred lease revenue and recognized over the applicable revenue recognition period. The Company recognizes lease payments in income over the lease term on a straight-line basis and is included in “Revenues.” Differences between amounts billed or received and straight-line lease income are recorded as deferred lease revenue or a straight-line rent receivable. Variable lease payments are recognized as income in the period in which they are earned. Initial direct costs are deferred and recognized as expense over the lease term. Assets subject to operating leases remain in property, plant and equipment and continue to be depreciated.

For operating subleases where the Company is the lessor, the Company recognizes lease payments in income over the lease term on a straight-line basis and is included in “Other income, net.”

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

The Company also recognizes lease income from arrangements accounted for as operating leases in accordance with ASC 842, Leases (“ASC 842”), generally on a straight-line basis over the applicable lease term.

Refer to Note 3, Revenue, and Note 8, Leases, for additional information.

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

Deferred revenue

Deferred revenue primarily pertains to prepayments received from customers for services that have not yet commenced as of September 30, 2026. Deferred revenues are recognized as revenue when recognition criteria have been met.

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

Cost of revenue excludes depreciation expenses, which are separately stated in the Company’s condensed consolidated statements of operations.

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

Reclassification

Certain items in the financial statements of the comparative period have been reclassified to conform to the financial statements for the current period. The reclassification has no impact on the total assets and total liabilities as of September 30, 2026 or on the statements of operations for the three and nine months ended September 30, 2026.

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

In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions. The Company adopted this guidance effective January 1, 2026. During the third quarter of 2026, the Company applied this guidance in accounting for the induced conversion of a portion of WhiteFiber’s 4.50% Convertible Senior Notes due 2031, as further discussed in Note 12, Debt.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 requires, in the notes to the financial statements, disclosures of specified information about certain costs and expenses included in income statement captions. In January 2025, the FASB issued ASU 2025-01, which clarified the effective date of ASU 2024-03. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact the updated guidance will have on its disclosures.

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

3. Revenue

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”) and lease income from arrangements containing leases in accordance with ASC 842, Leases (“ASC 842”).

To determine revenue recognition for contracts with customers under ASC 606, the Company performs the following five steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation.

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

The Company’s cloud services revenue has been generated from Iceland initially. Beginning in 2026, the Company began generating cloud service revenue in the United States as well as an immaterial amount of revenue in Canada, representing a small portion of total revenue, through services provided to a third-party customer following the deployment of the GPU server in one of its Canadian data centers.

Data center/Colocation services

Colocation services generate revenue from Canada and the United States by providing customers with physical space, power, and cooling within the Company’s data center facilities. Certain colocation arrangements convey to customers the right to control the use of identified data center assets for a specified period and are accounted for as leases under ASC 842.

Our revenue is primarily derived from recurring revenue streams, mainly (1) colocation services, which include the leasing of cabinet space and power and (2) connectivity services, which include cross-connects. Additionally, the remainder of our revenue is from non-recurring revenue, which primarily includes installation services related to a customer’s initial deployment.

Revenues from recurring revenue streams are billed monthly and recognized ratably over the term of the contract, generally one to ten years for data center colocation customers. Non-recurring installation fees, although generally paid upfront upon installation, are deferred and recognized ratably over the contract term. For arrangements accounted for as leases, nonrecurring charges allocated to the lease component are included in fixed lease payments and recognized on a straight-line basis over the lease term. The difference between straight-line license revenue and amounts billed or received is recorded as deferred revenue in the condensed consolidated balance sheets.

For operating leases, lease income from fixed payments is generally recognized on a straight-line basis over the lease term, commencing when the underlying asset is made available for use by the customer.

For contracts containing lease and nonlease components, the Company has elected the lessor practical expedient provided by ASC 842. When the applicable criteria are met, the combined component is accounted for under ASC 842 if the lease component predominates, or under ASC 606 if the nonlease component predominates.

We guarantee certain service levels, such as uptime, as outlined in individual customer contracts. If these service levels are not achieved due to any failure of the physical infrastructure or offerings, or in the event of certain instances of damage to customer infrastructure within our data center, we would reduce revenue, or lease income for arrangements accounted for as leases, for any credits or cash payments given to the customer.

Digital asset mining

The Company enters into contracts with mining pool operators to provide computing power to digital asset mining pools. Providing computing power for digital asset transaction verification services is an output of the Company’s ordinary activities. The provision of such computing power is the only performance obligation in the Company’s contracts with mining pool operators.

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

Below table presents the Company’s revenues generated from digital asset mining business from Foundry USA Pool by country:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$2,022	$5,822	$7,464	$17,442
Iceland	-	1,594	634	4,383
	$2,022	$7,416	$8,098	$21,825

ETH staking business

The Company generates revenue through ETH staking rewards. The Company commenced both native staking business and liquid staking business in 2022. In the first quarter of 2024, the Company terminated its liquid staking business. In July 2025, we resumed liquid staking through Liquid Collective protocol with 5,120 ETH and ceased such activities in October 2025. During the nine months ended September 30, 2026, the Company liquid staked 73,235 ETH and received 66,192 LsETH, a portion of which was subsequently pledged as collateral under certain borrowing arrangements during the period. See Note 12 “Debt – Collateralized Borrowing” for additional information.

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

The withdrawal credentials associated with the staked ETH are designated to the Company’s custodian, which holds the Company’s digital assets solely for the Company’s benefit and does not obtain control over those assets through its custodial services. Accordingly, the Company concludes that native staked ETH continue to meet the criteria for recognition as its assets and are not derecognized upon deposit into the Ethereum staking deposit contract.

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

As of September 30, 2026 and December 31, 2025, the Company had native staked 74,235 ETH and 138,263 ETH, respectively, on the Ethereum blockchain.

For the nine months ended September 30, 2026, the Company earned 1,863.2 ETH through native staking and recognized native staking revenue of $4.2 million.

For the nine months ended September 30, 2025, the Company earned 1,022.1 ETH through native staking and recognized native staking revenues of $3.6 million.

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

Staking rewards associated with LsETH are recognized only upon redemption of LsETH for the underlying ETH, at which time the Company becomes entitled to the accumulated staking rewards. The noncash consideration is measured at the fair value of ETH at contract inception, which corresponds to the date the underlying ETH was initially contributed to the Liquid Collective staking arrangement. Staking rewards recognized upon redemption of LsETH are presented within “other (expense) income, net” in the Company’s condensed consolidated statements of operations. For the nine months ended September 30, 2026 and 2025, the Company generated income of $nil and $0.2 million, respectively, from the liquid staking.

Upon staking ETH through the liquid staking protocol, the ETH is derecognized because the protocol obtains the ability to deploy and direct its use, and the LsETH token is received and recognized concurrently. Any gain or loss on the staking transaction is recognized in accordance with ASC 610-20, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”), based on the difference between the carrying amount of the ETH staked and the fair value of the LsETH received, and is included in “Gains (losses) on digital assets” in the Company’s condensed consolidated statements of operations. For the nine months ended September 30, 2026, the Company liquid staked ETH and received LsETH and recognized a realized gain of $13.8 million from staking ETH and receiving LsETH in exchange.

Contract costs

The Company capitalizes commission expenses directly related to obtaining customer contracts, which would not have been incurred if the contract had not been obtained. As of September 30, 2026, capitalized costs to obtain a contract totaled $24.2 million, and the outstanding commission expense payable was $12.1 million, which is included within other payables and accrued liabilities. As of December 31, 2025, capitalized costs to obtain a contract totaled $25.2 million, and the outstanding commission expense payable was $13.7 million. Commissions related to contracts accounted for as leases are initial direct costs and are deferred and recognized as expense over the lease term on the same basis as lease income.

Contract assets

Contract assets primarily consist of revenue allocated to complimentary services provided to customers as part of contractual arrangements. As of September 30, 2026 and December 31, 2025, there were no contract assets.

Contract liabilities

The Company’s contract liabilities consist of deferred revenue and customer deposits related to contracts accounted for under ASC 606. As of September 30, 2026 and December 31, 2025, contract liabilities were $154.1 million and $7.7 million, respectively. Contract liabilities exclude advance payments received under lease arrangements accounted for in accordance with ASC 842, which are disclosed in Note 8. Leases.

During the three months ended September 30, 2026 and 2025, $1.1 million and $3.8 million, respectively, and during the nine months ended September 30, 2026 and 2025, $2.4 million and $26.3 million, respectively, of the beginning balance of contract liabilities was recognized as revenue.

Remaining performance obligation

The following table presents estimated revenue expected to be recognized in the future related to the unsatisfied portion of the performance obligation for contracts with customers accounted for under ASC 606 as of September 30, 2026:

	2026	2027	2028	2029	2030	Thereafter	Total
Colocation Services	$1,400	$4,515	$4,023	$2,087	$422	$250	$12,697
Cloud Services	12,107	230,545	202,867	190,280	45,469	35,017	716,285
Total remaining performance obligations	$13,507	$235,060	$206,890	$192,367	$45,891	$35,267	$728,982

The Company has elected to apply the practical expedient under ASC 606-10-50-14(a) and exclude from this table contracts with an original expected duration of one year or less. These contracts primarily relate to cloud services, with the remaining performance obligations generally expected to be satisfied within one year.

The amounts presented in the table above also exclude variable consideration allocated entirely to wholly unsatisfied performance obligations. Such amounts have been excluded from the disclosure of remaining performance obligations under ASC 606-10-50-14(b).

For contracts with customers accounted for under ASC 842, refer to Note 8. Leases.

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

Financière Louis David and Financière Marjos Asset Acquisition

On November 28, 2025, the Company acquired a 100% controlling interest in Financière Louis David (“FLD”) and a 25% controlling stake in Euronext-listed Financière Marjos SCA (“FM”). The transaction was effected through (i) the acquisition of 100% of the shares and voting rights of FLD, the general partner of FM, which held a 15.9% controlling interest in FM, a variable interest entity, and (ii) the direct purchase from these selling shareholders of an additional 9.1% equity interest in FM.

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

Through December 31, 2025, the Company recognized approximately $0.2 million of acquisition-related costs within “General and administrative expense” in the consolidated statements of operations. The Company did not recognize additional acquisition-related costs for this acquisition during the period ended September 30, 2026.

5. DIGITAL ASSETS HOLDINGS

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

The following table presents the Company’s significant digital assets holdings as of September 30, 2026:

	Quantity	Cost Basis	Fair Value
BTC	3.9	$290	$314
ETH	74,606.0	264,913	200,220
Total digital assets held as of September 30, 2026		$265,203	$200,534

The cost basis is equal to the post-impairment value of all BTC and ETH held as of the adoption of ASU 2023-08 on January 1, 2024. For BTC and ETH earned subsequent to the adoption of ASU 2023-08, the cost basis of the BTC and ETH represents the valuation at the time the Company determined for revenue recognition purposes.

The following table presents a roll-forward of BTC for the nine months ended September 30, 2026, based on the fair value model under ASU 2023-08:

Fair value
BTC fair value as of December 31, 2025	$350
Receipt of BTC from mining services	8,098
Sales of BTC in exchange of cash	(6,072)
Sales of BTC in exchange of USDC	(1,433)
Payment of BTC for service charges from mining facilities	(363)
Payment of BTC for other expenses	(3)
Change in fair value of BTC	(263)
BTC fair value as of September 30, 2026	$314

For the additions of BTC generated by the Company’s mining business, see Note 3. Revenue.

Bitcoin is sold on a FIFO basis. For the nine months ended September 30, 2026, losses/gains from the sales of bitcoin are included in change in fair value of BTC which is included in the consolidated statements of operations under the caption “Gains (Losses) on digital assets”.

The following table presents a roll-forward of ETH for the nine months ended September 30, 2026, based on the fair value model under ASU 2023-08:

Fair value
ETH fair value as of December 31, 2025	$415,384
Receipt of ETH from native staking business	4,228
Receipt of ETH from exchange of cash	20,000
Sales of ETH in exchange of LsETH	(167,928)
Sales of ETH in exchange of cash	(5,855)
Change in fair value of ETH	(65,609)
ETH fair value as of September 30, 2026	$200,220

For the additions of ETH generated by the Company’s ETH staking business, see Note 3. Revenue.

ETH is sold on a FIFO basis. For the nine months ended September 30, 2026, losses/gains from the sales of ETH are included in change in fair value of ETH which is included in the consolidated statements of operations under the caption “Gains (Losses) on digital assets “.

Digital Intangible Assets

The following table presents the Company’s digital intangible assets holdings as of September 30, 2026.

	Quantity	Cost	Impairment	Carrying Value
LsETH	47,192	$107,423	$(9,147)	$98,276
Total digital intangible assets held as of September 30, 2026		$107,423	$(9,147)	$98,276

The impairment amount represents the cumulative impairment loss attributable to the LsETH balance held as of September 30, 2026 and is included within the total impairment loss of $49.3 million recognized during the nine months ended September 30, 2026.

The following table presents a roll-forward of our LsETH holdings for the nine months ended September 30, 2026, based on the cost less impairment model in accordance with ASC 350-30.

Carrying Value
LsETH cost as of December 31, 2025	$-
Receipt of LsETH in exchange of ETH	167,928
Receipt of LsETH from collateral receivable	101,672
Transfer from LsETH to collateral receivable	(138,775)
Gain from exchange of LsETH	16,705
Impairment loss	(49,254)
LsETH carrying value as of September 30, 2026	$98,276

For the three months ended September 30, 2026 and September 30, 2025, the Company recognized an impairment loss of $3.2 million and $1.8 million, respectively. For the nine months ended September 30, 2026 and September 30, 2025, the Company recognized an impairment loss of $49.3 million and $1.8 million, respectively, related to its holdings of LsETH in accordance with ASC 350-30. The impairment is presented on “impairment of digital intangible assets” in the condensed consolidated statement of operations.

6. DIGITAL ASSET COLLATERAL RECEIVABLE

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

The following table summarizes the Company’s digital asset collateral receivable:

	September 30,	December 31,
	2026	2025
Opening balance	$-	$-
Initial digital asset collateral transferred	80,092	-
Additional digital asset collateral transferred	58,684	-
Digital asset collateral returned	(101,673)	-
Ending balance	$37,103	$-

7. OTHER CURRENT ASSETS, NET

Other current assets were comprised of the following:

	September 30, 2026	December 31, 2025
Deposits (a)	$1,327	$4,099
Prepaid director and officer insurance expenses	337	205
Prepaid consulting service expenses	43	1,571
Deposit for lease	89	39
Deferred contract costs	2,418	2,191
Prepayment to third parties (b)	6,143	8,825
Receivable from third parties (c)	9,703	5,409
Funds held in escrow	6,582	4,000
Prepaid income tax	953	-
Others	1,022	406
Less: Current expected credit losses	(11)	(10)
Total	$28,606	$26,735

(a)	As of September 30, 2026 and December 31, 2025, the balance of deposits represented the deposits made to our service providers, who paid utility charges in mining facilities on behalf of the Company. The deposits are refundable upon expiration of the agreement.

(b)	The balance of prepayment to third parties primarily consists of the prepayment to our GPU servers leasing partner.

(c)	The balance of receivables from third parties primarily consists of a deposit for a hosting site of $3.1 million made in the third quarter of 2026, value-added tax receivables of $2.7 million, sales tax receivables of $1.3 million, and other various receivable from a third-parties.

8. LEASES

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

On April 11, 2025, the Company entered into a 20-year data center lease agreement in Saint-Jérôme for its data center colocation services, with two five-year extension options and a fixed-price purchase option exercisable until December 31, 2025. In December 2025, the Company became reasonably certain to exercise the purchase option and remeasured the lease as a finance lease as of December 1, 2025. As a result of the remeasurement of the lease liability, there was a reduction of approximately $23.5 million to the lease right-of-use assets and lease liabilities. On December 31, 2025, the Company notified the lessor of its intent to exercise the purchase option. The option was exercised on January 14, 2026 and the purchase of MTL-3 was closed on May 8, 2026. During the first quarter of 2026, the Company remeasured its finance lease liability and right-of-use asset due to a change in the expected closing date of the underlying purchase. No cash was exchanged in this transaction. In the second quarter, upon the purchase of MTL-3, the Company derecognized the finance lease liability of $12.4 million and the right-of-use asset of $12.6 million. The acquired land, building and related improvements were recognized within property, plant and equipment. Refer to Note 9. Property, Plant and Equipment, Net for further details on this transaction.

During the three months ended September 30, 2026, the Company commenced new operating lease arrangements primarily related to data center facilities in France, Australia, and Canada. These arrangements resulted in the recognition of approximately $54.5 million of operating lease right-of-use assets and corresponding lease liabilities. These leases have initial terms of approximately five years and optional extension periods ranging from one to two years.

As of September 30, 2026 and December 31, 2025, right-of-use asset and lease liabilities consisted of the following:

	September 30, 2026	December 31, 2025
Operating right-of-use assets	$68,647	$12,053
Finance right-of-use assets	-	12,602
Total right-of-use-assets	$68,647	$24,655

Operating lease liabilities	69,476	10,964
Finance lease liabilities	-	12,911
Total lease liabilities	$69,476	$23,875

Operating right-of-use assets are recorded net of accumulated amortization of $14.3 million and $7.7 million as of September 30, 2026 and December 31, 2025, respectively.

Finance lease right-of-use asset is recorded net of accumulated amortization of $0.1 million as of December 31, 2025. There was no finance lease right-of use asset as of September 30, 2026.

For the three months ended September 30, 2026 and 2025, the Company’s amortization on the operating lease right-of-use assets totaled $3.3 million and $1.4 million, respectively.

For the nine months ended September 30, 2026 and 2025, the Company’s amortization on the operating lease right-of-use assets totaled $6.5 million and $3.9 million, respectively.

For the three months ended September 30, 2026 and 2025, there was no finance lease interest expense or amortization expense, respectively.

For the nine months ended September 30, 2026, the Company’s interest expense and amortization on the finance lease was $0.4 million. For the nine months ended September 30, 2025, there was no finance lease interest expense or amortization expense.

The following table presents the components of the Company’s lease expense. GPU lease expenses and data center lease expenses related to operational data centers are included in cost of revenue; data center lease expenses incurred during construction and office lease expenses are included in general and administrative expenses:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease costs	$7,139	$5,412	$20,367	$16,091
Finance lease costs	-	-	427	-
Short-term lease costs	77	66	227	205
Sublease income	(6)	(6)	(19)	(19)
Total lease costs	$7,210	$5,472	$21,002	$16,277

The Company entered into a GPU server lease agreement effective January 2024 for its cloud services designed to support generative AI workstreams. The lease payment depends on the usage of the GPU servers and the Company concludes that the lease payments are variable and will be recognized when they are incurred. For the three months ended September 30, 2026 and 2025, the GPU server lease expense amounted to $2.9 million and $3.5 million, respectively and for the nine months ended September 30, 2026 and 2025, the GPU server lease expense amounted to $12.2 million and $11.0 million, respectively. These balances are included in Operating lease costs in the table above.

Additional information regarding the Company’s leasing activities as a lessee is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Operating cash outflows from operating leases	$(2,059)	$(1,957)	$(6,325)	$(5,140)
Operating cash outflows from finance lease	-	-	(216)	-
Financing cash outflows from finance lease	$-	$-	$(12,599)	$-
Weighted average remaining lease term – operating leases	6.0	21.4	6.0	21.4
Weighted average discount rate – operating leases	7.7%	6.4%	7.7%	6.4%

The following table represents our future minimum operating lease payments as of September 30, 2026:

Year	Amount
2026	$3,807
2027	17,768
2028	15,813
2029	15,652
2030	15,706
Thereafter	16,209
Total undiscounted lease payments	84,955
Less: present value discount	(15,479)
Present value of operating lease liabilities	$69,476

Leases Not Yet Commenced

In July 2026, the Company entered into an agreement with a data center provider for colocation services at a data center facility in Canada. The agreement provides for 2.7 megawatts of critical IT capacity for an initial term of 60 months, with fixed monthly payments of $0.6 million representing aggregate fixed contractual payments of approximately $34.0 million, excluding variable electricity charges and additional services. In connection with the agreement, the Company paid a deposit of approximately $10.2 million, which is expected to be applied against future monthly payments or refunded under certain circumstances. As of September 30, 2026, the facility had not been made available for the Company’s use, and the lease had not commenced. Accordingly, no right-of-use asset or lease liability related to the arrangement was recognized as of September 30, 2026. The deposit was included in other noncurrent assets in the accompanying condensed consolidated balance sheets.

Lease as Lessor

The Company enters into lease arrangements for data storage and cloud service equipment, as well as dedicated data center capacity and related colocation services. These arrangements generally have lease terms ranging from approximately two to ten years.

Sales-Type Leases

Lease income from sales-type leases is primarily recognized as interest income over the lease term. The Company’s exposure to credit risk is limited to net investment in leases.

The components of lease income for the sales-type lease were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income related to net investment in lease	$294	$455	$984	$1,073

Interest income is included in the condensed consolidated statements of operations under the caption “Revenue – Other”.

The components of net investment in sales-type leases were as follows:

	September 30, 2026	December 31, 2025
Net investment in lease - lease payment receivable	$10,350	$13,948

In the second quarter of 2026, the Company terminated an existing sales-type lease with a customer, derecognizing $1.4 million of net investment in lease and reclassifying the underlying assets to property, plant, and equipment at their carrying value. The Company then entered into a new sales-type lease with a different customer, derecognizing those assets from property, plant, and equipment and recognizing a $0.7 million net investment in lease. This transaction resulted in a $0.3 million profit, recorded as “Other income” on the condensed consolidated statement of operations. In the third quarter of 2026, the Company entered into another sales-type lease with the same customer under the same structure, recognizing a $0.7 million net investment in lease and a $0.4 million profit, also recorded as “Other income” (see Note 9. Property, plant and equipment,net for further details).

The following table illustrates the Company’s future minimum receipts for sales-type lease as of September 30, 2026:

Year	Sales-Type Lease
2026	$909
2027	3,637
2028	3,637
2029	3,429
2030	848
Total future minimum receipts	12,460
Unearned interest income	(2,098)
Less: Current expected credit losses	(12)
Net investment in lease, net	$10,350

The present value of minimum sales-type receipts of $10.4 million is included in the condensed consolidated balance sheets under the caption “Net investment in lease”.

Operating Lease Income

The Company enters into operating lease arrangements to provide dedicated data center capacity and related colocation services to customers. Operating lease income from fixed lease payments and fixed nonrecurring charges allocated to lease components, is recognized on a straight-line basis over the respective lease terms, commencing when the underlying assets are made available for the customers’ use. Variable lease income is recognized in the period in which the underlying changes in facts and circumstances occur.

The Company also enters into sublease arrangements for portions of its leased data center capacity. These subleases generally include fixed payments with automatic renewal options, unless the sub-tenant provides at least 90 days’ notice of non-renewal prior to the end of the then-current term.

The Company receives advance payments from customers under certain operating lease arrangements, which are recognized as lease income over the respective lease terms in accordance with ASC 842. As of September 30, 2026 and December 31, 2025, deferred lease income related to these arrangements was $151.9 million and $71.8 million, respectively, and was included in deferred revenue in the consolidated balance sheets.

For the nine months ended September 30, 2026, the Company recognized operating lease income of $9.8 million primarily from its data center colocation arrangements and other sublease arrangements. Operating lease income is included in colocation services revenue and sublease income is included in other income in the condensed consolidated statements of operations.

The following table illustrates the future lease payments to be received by the Company under its operating lease arrangements, including data center leases and subleases, as of September 30, 2026:

Year	Operating Lease
2026	$11,713
2027	47,648
2028	48,730
2029	49,845
2030	49,068
Thereafter	214,486
Total future receipts	$421,490

9. PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant and equipment, net was comprised of the following:

	September 30, 2026	December 31, 2025
Miners for Bitcoin	$47,182	$48,785
Cloud service equipment	131,764	146,589
Colocation service equipment	101,119	31,875
Purchased and internally developed software	667	4,633
Land	11,603	6,511
Building	238,283	-
Leasehold improvements	4,054	30,088
Vehicle	236	236
Other property and equipment	80	36

Less: Accumulated depreciation	(87,081)	(65,553)
	447,907	203,200
Construction in progress	312,325	157,043
Property, plant, and equipment, net	$760,232	$360,243

For the three months ended September 30, 2026 and 2025, depreciation and amortization expenses for property, plant and equipment were $11.0 million and $9.5 million, respectively and for the nine months ended September 30, 2026 and 2025, depreciation and amortization expenses were $30.8 million and $24.6 million, respectively. Construction in Progress represents assets received but not placed into service as of September 30, 2026 and December 31, 2025.

As of September 30, 2026 and December 31, 2025, accrued purchases for property, plant and equipment totaled $33.8 million and $27.5 million, respectively, and were included in other payables and accrued liabilities in the consolidated balance sheets.

On May 8, 2026, the Company acquired the MTL-3 property following the exercise of the purchase option under the related data center lease agreement (refer to Note 8. Leases). The purchase price of CAD $24.2 million (approximately $ 17.3 million), and the capitalized transactions costs of CAD $1.4 million (approximately $1.0 million), was allocated between land and building based on their relative fair value.

During the three months ended September 30, 2026, the Company placed its NC-1 data center into service and reclassified the related costs from construction in progress to buildings and colocation service equipment within property and equipment, net. Depreciation of these assets commenced when they were ready for their intended use.

In the second quarter of 2026, we had an impairment charge of $5.0 million (as described in the section below, Disposals of Property, Plant and Equipment). There were no other impairment charges recorded for the nine months ended September 30, 2026.

During 2024 and 2025, the Company purchased data storage and network equipment that was subsequently derecognized from property, plant and equipment upon entering into sales-type lease arrangements, with the related assets recorded as net investments in leases, totaling approximately $10.6 million and $7.9 million, respectively. In the second quarter of 2026, upon termination of a customer agreement, the Company derecognized net investment in leases of $1.4 million for the related assets and recognized the amount in property, plant, and equipment. The Company then entered into a new sales-type lease arrangement with a separate customer, derecognizing the related assets from property, plant and equipment at carrying value of $0.3 million and recording net investment in leases. In the third quarter of 2026, the Company entered into another sales-type lease arrangement with the same customer under the same structure, derecognizing the related assets from property, plant, and equipment at their $0.3 million carrying value and recording them as net investment in lease. Refer to Note 8. Leases for further details.

Disposals of Property, Plant and Equipment

For the nine months ended September 30, 2026, the Company sold 1,162 bitcoin miners for a total consideration of $93 thousand. On the date of the transaction, the total original cost and accumulated depreciation of these miners was $1.6 million. The Company recognized a gain of $93 thousand from the sale of miners which was recorded in the amount of “Net gain (loss) from disposal of property and equipment”. The Company has received the cash consideration in October 2026.

For the nine months ended September 30, 2026, the Company sold 126 H200s GPU for a total consideration of approximately $26.1 million. On the date of the transaction, the carrying amount of these GPUs was $24.3 million. The Company recognized a gain of $1.8 million from the sale which was recorded within Net gain from disposal of property, plant and equipment. As of the date of this Form 10-Q, the Company has collected the full cash consideration of $26.1 million.

In the second quarter of 2026, the Company determined that it would discontinue further investment in, and use of, its internally-developed software platform. As a result of this decision, effective June 4, 2026, the Company recorded an impairment charge of the remaining book value of $5.0 million during the nine months ended September 30, 2026. The impairment charge is presented as a separate line item within operating expenses in the accompanying consolidated statements of operations and is excluded from depreciation and amortization expense.

10. INVESTMENT SECURITIES

Investment securities were comprised of the following:

	September 30, 2026	December 31, 2025
Investment in Digital Future Alliance Limited (“DFA”) (a)	$95	$95
Investment in Nine Blocks Offshore Feeder Fund (“Nine Blocks”) (b)	3,004	3,036
Investment in Auros Global Limited (c)	2,000	2,000
Investment in Ingonyama Ltd (d)	100	100
Investment in Cysic Inc. (e)	100	100
Investment in a SAFE (f)	1,000	1,000
Investment in AI Innovation Fund I (“AI fund”) (g)	33,000	17,502
Investment in Innovation Fund I (“Innovation fund”) (h)	41,243	45,206
Investment in Odiot Holding (i)	122	82
Total	$80,664	$69,121

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

For the three and nine months ended September 30, 2026 and 2025, the Company did not record upward adjustments or downward adjustments on the investment. The Company’s impairment analysis considers both qualitative and quantitative factors that may have a significant effect on the fair value of the equity security. As of September 30, 2026 and December 31, 2025, the Company did not recognize impairment against the investment security.

(b) Investment in Nine Blocks Offshore Feeder Fund (“Nine Blocks”)

On August 1, 2022, the Company entered into a subscription agreement with Nine Blocks for investment of $2.0 million. The investment includes a direct investment into the Nine Blocks Master Fund, a digital assets market neutral fund using basis trading, relative value, and special situations strategies.

As a practical expedient, the Company uses Net Asset Value (“NAV”) or its equivalent to measure the fair value of the investment in the fund. For the three months ended September 30, 2026 and 2025, the Company recorded cumulative downward adjustments of $12 thousand and upward adjustments of $102 thousand, respectively, on the investment. For the nine months ended September 30, 2026 and 2025, the Company recorded cumulative downward adjustments of $32 thousand and $nil, respectively, on the investment.

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

For the three and nine months ended September 30, 2026 and 2025, the Company did not record upward adjustments or downward adjustments on the investment. The Company’s impairment analysis considers both qualitative and quantitative factors that may have a significant effect on the fair value of the equity security. As of September 30, 2026 and December 31, 2025, the Company did not recognize impairment against the investment security.

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

For the three and nine months ended September 30, 2026 and 2025, the Company did not record upward adjustments or downward adjustments on the investment. The Company’s impairment analysis considers both qualitative and quantitative factors that may have a significant effect on the fair value of the equity security. As of September 30, 2026 and December 31, 2025, the Company did not recognize impairment against the investment security.

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

For the three and nine months ended September 30, 2026 and 2025, the Company did not record upward adjustments or downward adjustments on the investment. The Company’s impairment analysis considers both qualitative and quantitative factors that may have a significant effect on the fair value of the equity security. As of September 30, 2026 and December 31, 2025, the Company did not recognize impairment against the investment security.

(f) Investment in a SAFE

On May 30, 2024 (the “Effective Date”), and subsequently amended June 30,2024, the Company entered into a simple agreement for future equity (“SAFE”) agreement for an initial investment amount of $1 million in exchange for a right to participate in a future equity financing of preferred stock to be issued by Canopy Wave Inc. (“Canopy”). Alternatively, upon a liquidity event such as a change in control, a direct listing or an initial public offering, the Company is entitled to receive the greater of (i) the SAFE investment amount plus 15% annual accrued interest (the “cash-out amount”) or (ii) the SAFE investment amount divided by a discount to the price per share of Canopy’s ordinary shares. In a dissolution event, such as a bankruptcy, the Company is entitled to receive the cash-out amount. If the SAFE is outstanding on the three-year anniversary of the Effective Date, then the SAFE will expire and the Company will be entitled to receive the cash-out amount. In the event of a qualifying equity financing, the number of shares of preferred stock received by the Company would be determined by dividing the SAFE investment amount by a discounted price per share of the preferred stock issued in the respective equity financing. The Company recorded an investment of $1 million as an investment in the SAFE on the condensed consolidated balance sheets. Additionally, per the terms of the SAFE arrangement, the Company may be obligated to invest up to an additional $2 million into the SAFE arrangement if Canopy satisfies certain milestones prior to the expiration of the SAFE, or if an equity financing event occurs.

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

On August 10, 2026, Canopy and SAIHEAT Limited (“SAIHEAT”) announced that they had entered into a definitive merger agreement pursuant to which Canopy would become a wholly owned subsidiary of SAIHEAT in a stock-for-stock transaction. In connection with the proposed merger, SAIHEAT is expected to be renamed Canopy Wave Holdings Inc.

In connection with the proposed merger, WhiteFiber and Canopy entered into a Surrender and Termination Agreement pursuant to which WhiteFiber’s existing SAFE investment will be surrendered and terminated, effective upon the closing of the merger, in exchange for a cash payment of $1.0 million, subject to the terms and conditions of the agreement. Pursuant to the agreement, WhiteFiber elected to reinvest the cash payment in Class A ordinary shares of SAIHEAT through the PIPE Investment, described below, with the purchase to be concurrent with the closing of the merger. WhiteFiber’s right to receive the cash payment is not conditioned on its participation in the PIPE Investment.

As of September 30, 2026, the proposed merger had not been completed, and the SAFE had not been surrendered or terminated. Accordingly, the Company continued to recognize its existing SAFE investment, with a carrying value of $1.0 million, in its condensed consolidated balance sheet as of September 30, 2026.

At September 30, 2026, the Company performed a qualitative assessment to identify if events or circumstances indicate that the investment is impaired or that an observable price change has occurred. We considered available information about Canopy’s operations and industry conditions. No events or circumstances were identified that would indicate the investment is impaired or that an observable price change occurred. The Company did not recognize any upward or downward adjustment to the value of the investment for the three or nine months ended September 30, 2026.

(g) Investment in AI Innovation Fund I (“AI fund”)

On July 15, 2024, the Company entered into a subscription agreement with Pleasanton Ventures Innovation Master Fund SPC Limited for investment of $15.9 million in its AI Innovation Fund I. The investment includes a direct investment into private equity and fund of fund opportunities within the AI industry. On May 20, 2025 and August 19, 2026, the Company made additional investments of $2.0 million and $15.8 million, respectively, into the fund.

As a practical expedient, the Company uses Net Asset Value (“NAV”) or its equivalent to measure the fair value of the investment in the fund. For the three and nine months ended September 30, 2026, the Company recorded cumulative downward adjustments of $101 thousand and $251 thousand, respectively, in the investment.

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

For the three months ended September 30, 2026 and 2025, the Company recorded cumulative upward adjustments of $17.1 million and $7.1 million, respectively, in the investment.

For the nine months ended September 30, 2026 and 2025, the Company recorded cumulative downward adjustments of $4.0 million and cumulative upward adjustments of $6.5 million, respectively, in the investment.

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

For the three and nine months ended September 30, 2026, the Company recorded cumulative upward adjustments of $55 thousand and $43 thousand, respectively, in the investment.

(j) PIPE Investment

On August 10, 2026, WhiteFiber entered into the PIPE Share Purchase Agreement with SAIHEAT Limited, an exempted company incorporated under the laws of the Cayman Islands (“SAIHEAT”).  Pursuant to the PIPE Share Purchase Agreement, WhiteFiber purchased from SAIHEAT, an aggregate of 55,105 SAIHEAT’s Class A Ordinary Shares (the “PIPE Shares”) for an aggregate purchase price of approximately $1.0 million at a per-share purchase price of $18.15 per share.

The PIPE investment was entered into in connection with the proposed merger between SAIHEAT and Canopy, pursuant to which Canopy would become a wholly owned subsidiary of SAIHEAT. The consummation of the PIPE investment is contingent upon the completion of the proposed merger and the satisfaction of certain closing conditions.

As of September 30, 2026, the proposed merger had not been completed, and the PIPE Shares had not been issued to the Company. Accordingly, the Company had not recognized an investment in the PIPE Shares in its condensed consolidated balance sheet as of September 30, 2026. Upon completion of the transaction, the Company expects to account for the PIPE Shares in accordance with the applicable U.S. GAAP guidance for equity securities.

WhiteFiber expects to have neither control nor significant influence through investment in PIPE Shares. Four members of the management, including the Company’s Chief Financial Officer, participated in the PIPE transaction in their personal capacity as investors and invested $0.5 million each in SAIHEAT.

11. OTHER NON-CURRENT ASSETS, NET

Other non-current assets were comprised of the following:

	September 30, 2026	December 31, 2025
Deposits (a)	$15,974	$5,170
Deferred contract costs	21,734	22,970
Deferred financing costs	1,329	-
Prepayment to third parties	844	-
Others	660	481
Less: Current expected credit losses	(41)	(41)
Total	$40,500	$28,580

(a)	As of September 30, 2026 and December 31, 2025, the balance of deposits primarily consisted of the deposits made to a utility company related to our colocation services and to our service providers who paid utility charges in mining facilities on behalf of the Company. The deposits are refundable upon expiration of the agreement.

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

The 2030 Notes are senior and unsecured obligations and bear interest at a coupon rate of 4.00% per annum, with interest payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2026. The 2030 Notes will mature on October 1, 2030, unless earlier converted, redeemed or repurchased in accordance with their terms. The unamortized debt issuance costs as of December 31, 2025 was $6.3 million and were reported as a direct deduction from the face amount of the 2030 Notes. While the 2030 Notes bear a 4.00% stated interest rate, the effective interest rate for the notes as of September 30, 2026 was 11.7%, primarily reflecting the accretion of debt issuance costs.

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

The conversion features embedded in the 2030 Notes met the criteria to be bifurcated from the debt host contract under ASC 815 and recognized separately at fair value. The total proceeds received were first allocated to the fair value of the derivative liability, and the remaining proceeds allocated to the host. The host is subsequently measured using the effective interest method, and the derivative liability is measured at fair value, with changes in fair value recorded as derivative loss in the consolidated statements of operations. The estimated fair value of the entire 2030 Notes was determined to be approximately $136.2 million as of September 30, 2026 based on quoted prices in markets that are not active, which is considered a Level 2 valuation input. The 2030 Notes are classified as non-current liabilities as of September 30, 2026.

2031 Convertible notes

On January 26, 2026, WhiteFiber issued $230.0 million aggregate principal amount of 4.50% convertible senior notes due 2031 (the “2031 Notes”), including the exercise in full by the initial purchasers of the 2031 Notes of their option to purchase up to an additional $20.0 million principal amount of the 2031 Notes. The 2031 Notes bear interest at a rate of 4.500% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2026 and has an effective interest rate of 5.37%. The 2031 Notes will mature on February 1, 2031, unless earlier converted, redeemed or repurchased in accordance with their terms. The Notes were issued pursuant to, and are governed by, an indenture (the “Indenture”), dated as of January 26, 2026, between WhiteFiber and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”).

The net proceeds from the 2031 Notes offering, after deducting initial purchasers’ discounts and offering expenses, were approximately $222.1 million, including the proceeds from the exercise in full of initial purchasers’ option to purchase an additional $20.0 million aggregate principal amount of 2031 Notes. WhiteFiber used approximately $120 million of the proceeds of the 2031 Notes offering to enter into a zero-strike call option transaction, as discussed below.

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

Holders may require the WhiteFiber to repurchase the 2031 Notes for cash on February 6, 2029 or upon the occurrence of certain fundamental changes, in each case subject to the terms of the governing indenture, at 100% of principal plus accrued and unpaid interest. WhiteFiber may redeem the 2031 Notes on or after February 6, 2029, subject to specified share-price conditions and other restrictions, and may redeem the notes upon certain tax-related events.

The Indenture contains customary terms and covenants, including certain bankruptcy and insolvency-related events of default, the occurrence of which will result in the outstanding 2031 Notes automatically becoming due and payable, and certain non-bankruptcy and insolvency-related events of default, upon the occurrence of which either the Trustee or the holders of at least 25% in aggregate principal amount of the outstanding 2031 Notes may declare 100% of the principal of, and accrued and unpaid interest, if any, on all the 2031 Notes to be due and payable.

In August 2026, WhiteFiber purchased $198.15 million aggregate principal amount of the 2031 Notes for cash and shares in privately negotiated transactions, as discussed below. Following settlement, $31.85 million principal amount remained outstanding. The estimated fair value of the remaining 2031 Notes was determined to be approximately $34.5 million as of September 30, 2026 based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.

WhiteFiber accounts for the remaining 2031 Notes as a single liability instrument at amortized cost, net of unamortized debt issuance costs. As of September 30, 2026, WhiteFiber classified the 2031 Notes as a long-term liability. Although the 2031 Notes are currently convertible, WhiteFiber has the intent and the ability to settle any conversion in its ordinary shares and therefore does not expect that settlement of the 2031 Notes will require the use of current assets or the creation of other current liabilities. Holders may require repurchase of the 2031 Notes for cash on February 6, 2029, which is more than twelve months after September 30, 2026.

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

2032 Convertible Senior Notes

On August 21, 2026, WhiteFiber completed a private offering of $310.0 million aggregate principal amount of 5.00% convertible senior notes due September 1, 2032 (the “2032 Notes”), consisting of an initial $270.0 million issuance and an additional $40.0 million issued upon exercise in full of the initial purchasers’ over-allotment option. The 2032 Notes are senior unsecured obligations and bear interest at 5.00% per annum, with an effective interest rate of 5.81%, payable semiannually in arrears on March 1 and September 1, commencing March 1, 2027. The estimated fair value of the 2032 Notes was determined to be approximately $297.7 million as of September 30, 2026 based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.

The initial conversion rate is 29.5530 ordinary shares per $1,000 principal amount of the 2032 Notes, equivalent to an initial conversion price of approximately $33.84 per share, subject to adjustment. Holders may convert their 2032 Notes at their option prior to the close of business on the second scheduled trading day immediately preceding the maturity date, in accordance with the terms and conditions of the indenture. Upon conversion, WhiteFiber may settle its obligations in cash, ordinary shares or a combination thereof at its election. Under certain circumstances, including specified corporate events or redemption notices, the conversion rate may be increased. WhiteFiber may redeem the 2032 Notes at its option on or after September 6, 2030, subject to specified stock-price conditions and other restrictions, and upon certain tax-related events. Holders may require WhiteFiber to repurchase the 2032 Notes for cash on September 6, 2030 or upon certain fundamental changes, in each case subject to the indenture, at 100% of principal plus accrued and unpaid interest.

WhiteFiber accounts for the 2032 Notes as a single instrument. As of September 30, 2026, WhiteFiber has classified the 2032 Notes as a long-term liability. Although the 2032 Notes are currently convertible, WhiteFiber has the intent and the ability to settle any conversion in its ordinary shares, and therefore does not expect that settlement of the 2032 Notes will require the use of current assets or the creation of other current liabilities. Holders may require repurchase of the 2032 Notes for cash on September 6, 2030, which is more than twelve months after September 30, 2026.

Partial Repurchase of 2031 Notes

On August 18, 2026, WhiteFiber entered into binding, privately negotiated transactions with certain holders of its 2031 Notes to repurchase an aggregate principal amount of $198.15 million of 2031 Notes. The transactions settled on August 21, 2026. WhiteFiber transferred approximately $118.5 million of cash, including approximately $0.5 million of accrued interest, and issued 6,271,534 ordinary shares with an aggregate fair value of approximately $169.8 million.

WhiteFiber concluded that the repurchase transactions qualified for induced conversion accounting under ASC 470-20, including the amendments in ASU 2024-04. WhiteFiber measured the inducement expense as the excess of the fair value of the consideration transferred over the fair value of consideration issuable under the original conversion privileges, measured as of August 18, 2026, the date of binding acceptance. WhiteFiber recognized induced conversion expense of approximately $80.8 million for the three and nine months ended September 30, 2026 in Induced conversion expense in the condensed consolidated statements of operations.

Upon settlement on August 21, 2026, WhiteFiber derecognized the carrying amount of the settled 2031 Notes, including related unamortized issuance costs, and recorded the applicable amounts in additional paid-in capital. in accordance with its induced conversion accounting conclusion.

The following table summarizes the balances of the convertible notes:

	As of September 30, 2026	As of December 31, 2025
2030 Convertible notes	$150,000	$150,000
2031 Convertible notes	31,850	-
2032 Convertible notes	310,000	-
Less: unamortized debt issuance costs and debt discount	(46,520)	(39,709)
Subtotal	445,330	110,291
Less: Current portion	-	-
Convertible notes, net of current portion	$445,330	$110,291

For the three and nine months ended September 30, 2026, interest expense related to the convertible notes totaled $6.9 million and $18.0 million, respectively, consisting of contractual interest expense of $4.9 million and $12.3 million, respectively, and amortization of debt issuance costs and discounts of $2.0 million and $5.7 million, respectively.

Accrued interest related to the convertible notes as of September 30, 2026 was $4.9 million. We record accrued interest in other payables and accrued liabilities in our consolidated balance sheet.

Included in the unamortized debt issuance costs and debt discount as of September 30, 2026 was approximately $28.5 million related to the embedded conversion feature of the 2030 Convertible Notes, which was bifurcated and recognized as a derivative liability upon issuance. The derivative liability is subsequently remeasured at fair value at each reporting period, with changes in fair value recognized in earnings. See Note 13. Fair Value of Financial Instruments, for additional information regarding the fair value measurement of the derivative liability.

The following table summarizes the balances of the Company’s other short-term and long-term debts:

	Principal Amount	Unamortized Debt Discount and Issuance Costs	Net Carrying Amount
Short-Term Debt:
Collateralized borrowing	$30,000	$-	$30,000
Iceland Facility - Current	10,143	-	10,143
Syndicated RBC Credit Facility Agreement - Current	1,730	-	1,730
Long-Term Debt:
Iceland Facility – Non-current	7,607	(283)	7,324
Syndicated RBC Credit Facility Agreement - Non-current	24,217	(858)	23,359
Total term debt			$72,556

Iceland Facility

On March 23, 2026, WhiteFiber Iceland ehf. (the “Borrower”), a subsidiary of the Company, entered into a secured term loan facility agreement (the “Facility”) with Landsbankinn hf, which provides for borrowings of up to $20 million. The obligations under the Facility are guaranteed by WhiteFiber, Inc. and WhiteFiber AI, Inc. (collectively, the “Guarantors”).

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

The Facility may be drawn in multiple tranches during an availability period, with up to two drawdowns permitted and a minimum draw amount of $5 million per draw. Any undrawn commitments are canceled at the end of the availability period. On April 24, 2026, the Company drew down $18 million. On September 11, 2026, the Borrower drew the remaining $2.0 million, bringing total borrowings under the Facility to $20.0 million.

In connection with the entry into the Facility, the Borrower paid an arrangement fee of $0.2 million (1.111% of the amount drawn), together with legal, documentation, and other third-party costs, for total debt issuance costs and debt discount of approximately $0.4 million, which were recorded as a direct deduction from the carrying amount of the Facility. The Facility also includes customary financial maintenance covenants, including leverage, equity, and loan to value ratios. As of September 30, 2026, the Company was in compliance with all financial covenants under the credit facility.

The Facility permits voluntary prepayments, subject in certain cases to prepayment fees, and includes mandatory prepayment provisions in connection with specified events, including certain asset disposals and insurance proceeds, all as set out in the facility agreement.

As of September 30, 2026, the aggregate outstanding principal balance, net of unamortized debt discount and issuance costs, under the Facility was $17.8 million, and the Facility had a weighted average effective interest rate of 10.35%, which includes a weighted average stated interest rate of 7.94%.

Royal Bank of Canada Facility

On June 18, 2025, the Company entered into a non-recourse credit facility (“Credit Facility”) with the Royal Bank of Canada (“RBC”). The Credit Facility provides for an aggregate of up to approximately CAD 60 million (approximately $43.8 million) to finance its data centers business.

The agreement is non-recourse and comprised of three separate facilities:

●	Non-revolving three-year lease facility in the amount of $18.5 million. The lease facility provided for straight-line amortization of six years and capital moratorium of six months after disbursement is complete. RBC could cancel any unutilized portion of the Credit Facility after September 30, 2026. The interest rate was fixed based on the rental rate determined by RBC for the three-year term of the lease.

●	Non-revolving term loan facility in the amount of $19.6 million to refinance the Company’s purchase of the real estate and building for a build-to-suit 5 MW (gross) Tier-3 data center in Montreal Canada. The interest rate of the real estate term loan facility was to be determined at the time of borrowing, or a floating interest rate ranging from RBP plus 0.75% to CORRA (“Canadian Overnight Repo Rate Average”) plus 250 bps. Payment of principal and interest was due 30 days after drawdown and was repayable in full on the last day of the three-year term.

●	Revolver by way of letters of credit and letters of guaranty with fees to be determined on a transaction-by-transaction basis. This facility was available for the 36-month term subject to the issuance of the EDC (Export and Development Canada) Performance Security Guaranty in the amount of $5.8 million and other related supporting documents.

The Company agreed to certain financial covenants including maintaining on a combined basis between MTL-1 and MTL-2: fixed charge coverage of not less than 1.20:1 and a ratio of Net Funded Debt to EBITDA of not greater than 4.25:1 and decreasing to 3.50:1 from December 31, 2027. The facilities had not been authorized for use by the lender, as certain conditions precedent had not yet been satisfied. Accordingly, no amounts were drawn, and no borrowings were available under this facility.

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

Additionally, RBC provided a CAD $8 million (approximately $5.8 million) revolving facility in the form of Letters of Credit and Letters of Guarantee. The fees were determined on a transaction-by-transaction basis, and the facility was available for a 12-month term. As of September 30, 2026, the Company was in compliance with all financial covenants under the credit facility.

On July 15, 2026, the Amended Credit agreement was repaid in full and refinanced through the Syndicated RBC Credit Facility agreement described below. The revolving facility from the Amended credit agreement in the form of Letters of Credit and Letters of Guarantee remains in place.

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

Borrowings under the Syndicated RBC Credit Facility Agreement bear interest, at the Company’s option, at either (i) the CORRA-based benchmark rate for such interest period, plus 2.45% per annum plus the credit spread adjustment for the applicable interest period (29.547 basis points for one month interest period, 32.138 basis points for a three month interest period and 0 for a daily interest period), or (ii) RBC Prime rate plus 1.00% per annum. The facility has a three-year term from the date of the initial drawdown and requires interest-only payments until the first full quarter after the date of the initial drawdown. The loan will be amortized through quarterly principal repayments based on a 15-year amortization schedule, with the outstanding principal due in full at maturity. The specific borrowing terms are established at the time of each drawdown pursuant to a borrowing request submitted by the Company and accepted by the lender.

The Syndicated RBC Credit Facility is secured by first-ranking security interests over substantially all present and future personal property and assets of the borrower and the guarantors, together with first-ranking mortgages on certain owned real estate, including the Company’s MTL-2 and MTL-3 properties and related improvements and equipment.

The Company has agreed to certain financial covenants, including a minimum debt service coverage ratio and a maximum Net funded debt to EBITDA ratio. As of September 30, 2026, the Company was in compliance with all financial covenants under the Syndicated RBC Credit Facility Agreement.

On July 15, 2026, the Company drew a CORRA loan amount of CAD $36.8 million (approximately $26.2 million) under the Syndicated RBC Credit Facility Agreement. As of September 30, 2026, the CORRA loan amount had an average all-in rate of 5.03%.

B. Riley Facility

On May 26, 2026, the Company assigned to B. Riley a $20 million note that was issued to Enovum NC-1 Venture, LLC, an indirect wholly-owned subsidiary of WhiteFiber under the Delayed Draw Term Loan Facility and Security Agreement.

On August 24, 2026, WhiteFiber repaid the $20 million draw down assigned to B.Riley in full at maturity, without extension, for a total cash payment of $21.5 million, consisting of $20.0 million of principal and $1.5 million of MOIC return. Following repayment, the Company has no further obligations to B. Riley under the facility.

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

On May 20, 2026 and July 30, 2026, the Company drew down $50.0 million and $10.0 million, respectively, under the facility, which bears interest at an annual rate of 5.5%. The borrowing is secured by the Company’s LsETH. Under the terms of the agreement, the Company may be required to provide additional collateral if the value of the pledged collateral falls below the required maintenance threshold specified in the applicable loan documentation.

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

On September 29, 2026, the Company repaid $30.0 million of the outstanding principal to Galaxy, reducing the outstanding principal balance to $30.0 million as of September 30, 2026.

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

The fair value of the derivative liability was determined using the Black-Scholes model. The model incorporates the following key inputs and assumptions:

	At September 30, 2026	At December 31, 2025
Maturity date	October 1, 2030	October 1, 2030
Debt price	90.80	89.65
Volatility rate	65%	55%
Share price	$1.63	$1.89
Dividend yield	0%	0%
Stock borrow cost	1%	1%
Credit Spread	9.00%	10.00%

The following table provides a roll forward of the aggregate fair values of the derivative liability for the nine months ended September 30, 2026:

Embedded Derivative
Balance as of January 1, 2026	$19,260
Change in fair value	(6,021)
Balance as of September 30, 2026	$13,239

14. SHARE-BASED COMPENSATION

Share-based compensation such as restricted stock units (“RSUs”), incentive and non-statutory stock options, restricted shares, share appreciation rights and share payments may be granted to any directors, employees and consultants of the Company or affiliated companies under the 2021 Omnibus Equity Incentive Plan (“2021 Plan”), 2021 Second Omnibus Equity Incentive Plan (“2021 Second Plan”), 2023 Omnibus Equity Incentive Plan (“2023 Plan”), 2025 Omnibus Equity Incentive Plan (“2025 Plan”), and 2026 Omnibus Equity Incentive Plan (“2026 Plan”) (collectively, “Bit Digital Incentive Plan”). An aggregate of 2,415,293 RSUs were granted under the 2021 Plan and no ordinary shares remain reserved for issuance under the 2021 Plan. There are 5,000,000 ordinary shares reserved for issuance under the Company’s 2021 Second Plan, under which 4,211,372 RSUs and 356,875 share options have been granted as of September 30, 2026. There are 5,000,000 ordinary shares reserved for issuance under the Company’s 2023 Plan, under which 4,290,635 RSUs have been granted as of September 30, 2026. There are 8,000,000 ordinary shares reserved for issuance under the Company’s 2025 Plan, under which 7,775,545 RSUs have been granted as of September 30, 2026. There are 15,000,000 ordinary shares reserved for issuance under the Company’s 2026 Plan, under which 1,220,000 RSUs have been granted as of September 30, 2026.

On May 13, 2026, the Board of Directors of Bit Digital adopted the 2026 Omnibus Equity Incentive Plan (the “Bit Digital 2026 Plan”) which was approved by the Company’s shareholders on July 29, 2026. The Bit Digital 2026 Plan provides share-based compensation such as RSUs, incentive and non-statutory stock options, restricted shares, share appreciation rights and share payments may be granted to any directors, employees and consultants of the Company or affiliated companies and up to 15,000,000, ordinary shares.

On February 6, 2025, the Board of Directors of WhiteFiber adopted the 2025 Omnibus Equity Incentive Plan (the “WhiteFiber 2025 Plan”) which provides share-based compensation such as RSUs, incentive and non-statutory stock options, restricted shares, share appreciation rights and share payments may be granted to any directors, employees and consultants of the Company or affiliated companies and up to 4,000,000, as amended, ordinary shares. There have been 1,393,671 RSUs granted as of September 30, 2026.

From time to time, WhiteFiber grants equity awards under its WhiteFiber 2025 Plan to employees of the Company as consideration for services rendered to WhiteFiber. These awards are settled in WhiteFiber’s ordinary shares and are accounted for as share-based compensation to non-employee consultants and included within general and administrative expenses.

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

On September 30, 2026, the Company granted 75,000 RSUs to each of the Company’s Chief Executive Officer and Chief Financial Officer in accordance with their compensation arrangements. All of these RSUs were immediately vested.

As of September 30, 2026, the Company had 12,500 awarded and unvested RSUs.

For the three months ended September 30, 2026 and 2025, the Company recognized share-based compensation expenses of $0.2 million, and $6.9 million in connection with the above RSU awards. For the nine months ended September 30, 2026 and 2025, the Company recognized share-based compensation expenses of $5.4 million, and $14.2 million in connection with the above RSU awards.

As of September 30, 2026, the Company had $39 thousand unrecognized compensation costs related to unvested RSUs.

Share Options

For the three months ended September 30, 2026 and 2025, the Company did not grant any options.

The Company recognizes compensation expenses related to options on a straight-line basis over the vesting periods. For the three months ended September 30, 2026 and 2025, the Company recognized share-based compensation expenses of $nil and $2 thousand, respectively. For the nine months ended September 30, 2026 and 2025, the Company recognized share-based compensation expenses of $nil and $54 thousand, respectively. As of September 30, 2026, there were no unrecognized compensation costs related to all outstanding share options.

Preference shares

On August 18, 2026, the Company granted 200,000 preference shares to each of the Company’s Chief Executive Officer and Chief Financial Officer, and an aggregate of 600,000 preference shares to certain other members of management, in consideration for services rendered. All preference shares were fully vested upon issuance and had an aggregate grant-date fair value of $2.0 million, which was recognized as share-based compensation expense during the three months ended September 30, 2026. The rights and preferences of the preference shares are described in Note 15, Share Capital.

Other share-based compensation

Bit Digital Equity Incentive Plan

For the three months ended September 30, 2026 and 2025, the Company recognized share-based compensation expenses of $nil and $0.6 million, respectively, for the RSUs issued to consultants under Bit Digital Incentive Plan.

In March 2026, the Company granted 75,000 RSUs to a consultant under the 2025 Plan as consideration for services rendered. The RSUs vest upon satisfaction of specified conditions and was vested in June 2026.

For the three months ended September 30, 2026 and 2025, WhiteFiber recognized share-based compensation expenses of $nil and $1.0 million, respectively and for the nine months ended September 30, 2026 and 2025, WhiteFiber recognized share-based compensation expenses of $59 thousand and $6.9 million, respectively, for the RSUs issued to WhiteFiber employees and directors under the Bit Digital Plan.

WhiteFiber Equity Incentive Plan

For the three months ended March 31, 2026, WhiteFiber granted 152,444 RSUs to consultants under the 2025 Plan as consideration for services rendered. Of these, 139,225 RSUs were fully vested upon issuance, and the remainder of 13,219 RSUs vested in May 2026 for one consultant. WhiteFiber recognized share-based compensation expense of $2.1 million in connection with these grants.

For the three months ended June 30, 2026, WhiteFiber granted 2,683 RSUs to consultants under the 2025 Plan as consideration for services rendered. The RSUs vested immediately upon grant. WhiteFiber recognized share-based compensation expense of $70 thousand in connection with these grants.

For the three months ended September 30, 2026, WhiteFiber granted 60,953 RSUs to consultants under the 2025 Plan as consideration for services rendered. Of these, 58,836 RSUs were fully vested upon issuance, and the remainder of 2,117 RSUs are subject to a sixteen-quarter service vesting schedule for one consultant. WhiteFiber recognized share-based compensation expense of $1.1 million in connection with these grants.

For the three months ended September 30, 2026 and 2025, WhiteFiber recognized total share-based compensation expenses of $1.1 million and $4.8 million, respectively, related to consultants. For the nine months ended September 30, 2026 and 2025, WhiteFiber recognized total share-based compensation expenses of $3.6 million and $4.8 million, respectively, related to consultants.

As of September 30, 2026, WhiteFiber had 119,576 awarded and unvested RSUs.

15. SHARE CAPITAL

Ordinary shares

As of December 31, 2025, there were 324,322,214 ordinary shares issued and 324,192,228 ordinary shares outstanding.

In May 2022, the Company entered into an At-the-Market Offering Agreement with H.C. Wainwright & Co., LLC relating to the Company’s ordinary shares. In accordance with the terms of the sales agreement, the Company may offer and sell ordinary shares having an aggregate offering price of up to $500 million. During the nine months ended September 30, 2026, the Company sold 32,263,626 ordinary shares for an aggregate purchase price of $50.2 million net of offering costs pursuant to this at-the-market offering.

On April 29, 2025, the Company filed a registration statement on Form S-3 (No. 333-286841) to register up to $500 million of its ordinary shares, preference shares, debt securities, warrants, units and subscription rights (the “Registration Statement”).

In June 2025, the Company completed an underwritten public offering of its ordinary shares registered under the Registration Statement. In accordance with the terms of the underwriting agreement entered into with B. Riley Securities, Inc., as representative of the several underwriters, the Company sold 75,000,000 ordinary shares at a price to the underwriters of $1.90 per share. The Company received net proceeds of approximately $141.6 million, after deducting the underwriting discount and offering expenses. On July 1, 2025, the underwriters for this public offering fully exercised their option to purchase an additional 11,250,000 ordinary shares, resulting in additional net proceeds to the Company of $21.3 million, after deducting the underwriting discount and offering expenses.

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

On August 28, 2026, certain members of management voluntarily surrendered 1,000,000 fully vested ordinary shares to the Company for cancellation without consideration. The cancellation resulted in a reduction of 1,000,000 issued and outstanding ordinary shares.

During the nine months ended September 30, 2026, 5,389,068 ordinary shares were issued to the Company’s employees, directors, and consultants in settlement of an equal number of fully vested restricted share units awarded to such individuals and companies by the Company pursuant to grants made under the Company’s 2023 Plan, 2025 Plan and 2026 Plan.

As of September 30, 2026, there were 360,974,908 ordinary shares issued and 360,844,922 ordinary shares outstanding.

Preference shares

As of September 30, 2026 and December 31, 2025, the Company had 2,000,000 and 1,000,000 preference shares issued and outstanding, respectively.

On August 18, 2026, the Company issued an additional 1,000,000 preference shares to certain members of management in consideration for services rendered, with an aggregate grant-date fair value of $2.0 million. The newly issued preference shares have the same rights, preferences and privileges as the previously issued preference shares.

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

On December 20, 2024, the Board of Directors declared an 8% ($0.8 million) dividend on the preference shares for 2024 to Geney Development Ltd. (“Geney”). Erke Huang, our Chief Financial Officer, is the President of Geney and the beneficial owner of 30% of the equity of Geney, with the remaining 70% held by Zhaohui Deng, a Director and the Company’s former Chairman of the Board. The Company fully paid the declared dividend in January 2025.

On February 19, 2026, the Board of Directors declared an eight (8%) percent ($0.8 million) dividend on the preference shares for 2025 to Geney. The Company fully paid the declared dividend in March 2026.

Treasury stock

The Company treats ordinary shares withheld for tax purposes on behalf of employees in connection with the vesting of restricted share grants as ordinary share repurchases because they reduce the number of ordinary shares that would have been issued upon vesting. For the nine months ended September 30, 2026 and 2025, the Company withheld nil ordinary shares that were surrendered to the Company for withholding taxes related to restricted stock vesting valued at $nil, based on fair value of the withheld shares on the vesting date.

As of September 30, 2026 and December 31, 2025, the Company had treasury stock of $1.2 million and $1.2 million, respectively.

16. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The components of goodwill as of September 30, 2026 are as follows:

As of September 30, 2026

Enovum Data Centers Corp.	$19,474
Total goodwill	$19,474

Finite-lived intangible assets

Finite-lived intangible assets consist of customer relationships. Intangible assets with definite lives are amortized over their estimated useful lives.

The following table presents the Company’s finite-lived intangible assets as of September 30, 2026:

	As of September 30, 2026
	Cost	Accumulated amortization	Net
Customer relationships	$13,486	$(1,614)	$11,872
Total	$13,486	$(1,614)	$11,872

The following table presents the Company’s finite-lived intangible assets as of December 31, 2025:

	As of December 31, 2025
	Cost	Accumulated amortization	Net
Customer relationships	$13,486	$(665)	$12,821
Total	$13,486	$(665)	$12,821

The following table presents the Company’s estimated future amortization of finite-lived intangible assets as of September 30, 2026:

2026	$173
2027	693
2028	693
2029	693
2030	693
Thereafter	8,927
Total	$11,872

Amortization expense for finite-lived intangible assets for the three months ended September 30, 2026 and September 30, 2025 was $0.2 million and $0.2 million, respectively and for the nine months ended September 30, 2026 and September 30, 2025 was $0.5 million and $0.5 million, respectively. The Company did not identify any impairment of its finite-lived intangible assets during the nine months ended September 30, 2026.

17. INCOME TAXES

The following table provides details of income taxes:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025

Income (loss) before income taxes	$1,944	$147,423	$(261,037)	$106,848
Provision for income taxes	$1,344	$698	$306	$2,961
Effective tax rate	69.2%	0.5%	(0.1)%	2.8%

The effective tax rate was 69.2% and 0.5% for the three months ended September 30, 2026 and 2025, respectively, and (0.1)% and 2.8% for the nine months ended September 30, 2026 and 2025, respectively. The lower effective tax rates for the nine month period primarily due to geographic mix earning impacts and Net CFC Tested Income or NCTI (a.k.a GILTI) impact. The higher effective tax rates for the three month period primarily due to geographic mix earning impacts and digital assets’ fair market value measurement in Singapore. As of September 30, 2026, we were unable to recognize a tax benefit on the current nine months period as a result of the valuation allowance maintained against certain foreign operations.

Numerous foreign jurisdictions have enacted legislation to adopt a minimum effective tax rate described in the Global Anti-Base Erosion, or Pillar Two, model rules issued by the Organization for Economic Co-operation and Development (“OECD”). Under such rules, a minimum effective tax rate of 15% applies to multinational companies with consolidated revenue above €750 million. Under the Pillar Two rules, a company is required to determine a combined effective tax rate for all entities located in a jurisdiction. If the jurisdictional effective tax rate determined under the Pillar Two rules is less than 15%, a top-up tax will be due to bring the jurisdictional effective tax rate up to 15%. We are continuing to monitor Pillar Two legislative developments and the effects of Pillar Two on our business.

On January 5, 2026, the OECD released comprehensive administrative guidance on the “side-by-side system” to streamline Pillar Two’s global minimum tax rules, which would exclude U.S. parented groups from certain Pillar Two provisions in recognition of existing U.S. minimum tax rules. The side-by-side safe harbor election will be effective beginning in 2026, once adopted into domestic legislation, with the transitional safe harbor extended through 2027 to facilitate the implementation of this permanent system. Overall, the rules are not expected to have a material adverse impact on our results of operations, financial position, or cash flows. On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses. The legislation did not have a material impact on our financial statements.

18. EARNINGS (LOSS) PER SHARE

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025

Net income (loss) attributable to Bit Digital shareholders	$28,499	$150,884	$(225,380)	$108,046
Adjustment (a)	-	-	(800)	-
Net income (loss) attributable to Bit Digital common shareholders	$28,499	$150,884	$(226,180)	$108,046

Weighted average number of ordinary share outstanding
Basic	360,441,011	317,296,789	345,582,362	235,907,855
Diluted	362,466,070	318,896,222	345,582,362	236,336,822

Earnings (loss) per share
Basic	$0.08	$0.48	$(0.65)	$0.46
Diluted	$0.08	$0.47	$(0.65)	$0.46

(a)	Includes a $0.8 million dividend declared on February 19, 2026, to the preferred shareholders of Geney Development Ltd (“Geney”) for the nine months ended September 30, 2026.

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. The computation of diluted net loss per share does not include dilutive ordinary share equivalents in the weighted average shares outstanding, as they would be anti-dilutive.

For the three months ended September 30, 2026, the dilutive effect of 12,500 unvested RSUs and 2,000,000 shares of convertible preferred shares were included in the calculation of diluted earnings per share. The 350,000 stock options were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

For the nine months ended September 30, 2026, 12,500 unvested RSUs, 350,000 stock options and 2,000,000 shares of convertible preferred shares were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

For the three and nine months ended September 30, 2026, approximately 36 million ordinary shares issuable upon conversion of the 2030 Notes at a conversion price of $4.16 per share were evaluated for dilution. These shares were excluded from the calculation of diluted loss per share for the nine months ended September 30, 2026, as their inclusion would have been anti-dilutive.

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

Other than the $19.5 million of goodwill from the Enovum acquisition allocated to the colocation services, the Company does not allocate all assets to the reporting segments as these are managed on an entity-wide basis. Therefore, the Company does not separately disclose the total assets of its reportable operating segments.

All Other revenue is generated from equipment leases with external customers.

All revenue and cost of revenue from intersegment transactions have been eliminated in the condensed consolidated statements of operations.

The following tables present segment revenue and segment gross profit reviewed by the CODM:

Three Months Ended September 30, 2026

	Digital asset mining	Cloud services	Colocation services	ETH staking	Total
Revenue from external customers	$2,022	$18,106	$5,617	$1,028	$26,773
Intersegment revenue	-	-	29	-	29
Segment revenue	2,022	18,106	5,646	1,028	26,802

Reconciliation of revenue
Other revenue (a)					294
Elimination of intersegment revenue					(29)
Total consolidated revenue					27,067

Less:
Electricity costs	1,126	823	709	-	2,658
Profit sharing fees	128	-	-	-	128
Data center lease expense	-	1,883	357	-	2,240
GPU lease expense	-	2,861	-	-	2,861
Wage expense	-	-	359	-	359
Service costs - ETH staking	-	-	-	71	71
Third-party customer support fees	-	1,219	-	-	1,219
Other segment items (b)	220	1,121	1,013	-	2,354
Intersegment cost of revenue	-	29	-	-	29
Segment cost of revenue	1,474	7,936	2,438	71	11,919

Reconciliation of cost of revenue
Elimination of intersegment cost of revenue					(29)
Total consolidated cost of revenue					11,890

Segment gross profit	$548	$10,170	$3,208	$957	$14,883

(a)	Other revenue is primarily attributable to equipment leasing revenue and is therefore not included in the total for segment gross profit.

(b)	All amounts included within other segment items are individually insignificant.

Three Months Ended September 30, 2025

	Digital asset mining	Cloud services	Colocation services	ETH staking	Total
Revenue from external customers	$7,416	$18,033	$1,692	$2,869	$30,010

Reconciliation of revenue
Other revenue (a)					455
Total consolidated revenue					30,465

Less:
Electricity costs	3,626	631	289	-	4,546
Profit sharing fees	993	-	-	-	993
Data center lease expense	-	1,381	166	-	1,547
GPU lease expense	-	3,454	-	-	3,454
Wage expense	-	-	92	-	92
Service costs - ETH staking	-	-	-	113	113
Other segment items (b)	414	849	128	-	1,391
Segment cost of revenue	5,033	6,315	675	113	12,136

Segment gross profit	$2,383	$11,718	$1,017	$2,756	$17,874

(a)	Other revenue is primarily attributable to equipment leasing revenue and is therefore not included in the total for segment gross profit.

(b)	All amounts included within other segment items are individually insignificant.

Nine Months Ended September 30, 2026

	Digital asset mining	Cloud services	Colocation services	ETH staking	Total
Revenue from external customers	$8,098	$58,679	$15,117	$4,228	$86,122
Intersegment revenue	-	-	64	-	64
Segment revenue	8,098	58,679	15,181	4,228	86,186

Reconciliation of revenue
Other revenue (a)					984
Elimination of intersegment revenue					(64)
Total consolidated revenue					87,106

Less:
Electricity costs	4,471	2,467	2,298	-	9,236
Profit sharing fees	1,167	-	-	-	1,167
Data center lease expense	-	4,857	894	-	5,751
GPU lease expense	-	12,177	-	-	12,177
Wage expense	-	-	817	-	817
Service costs - ETH staking	-	-	-	234	234
Third-party customer support fees	-	2,617	-	-	2,617
Other segment items (b)	848	2,531	2,128	-	5,507
Intersegment cost of revenue	-	64	-	-	64
Segment cost of revenue	6,486	24,713	6,137	234	37,570

Reconciliation of cost of revenue
Elimination of intersegment cost of revenue					(64)
Total consolidated cost of revenue					37,506

Segment gross profit	$1,612	$33,966	$9,044	$3,994	$48,616

(a)	Other revenue is primarily attributable to Equipment Leasing and is therefore not included in the total for segment gross profit.

(b)	All amounts included within Other segment items are individually insignificant.

Nine Months Ended September 30, 2025

	Digital asset mining	Cloud services	Colocation services	ETH staking	Total
Revenue from external customers	$21,825	$49,470	$5,060	$3,795	$80,150

Reconciliation of revenue
Other revenue (a)					1,073
Total consolidated revenue					81,223

Less:
Electricity costs	12,193	1,803	782	-	14,778
Profit sharing fees	3,235	-	-	-	3,235
Data center lease expense	-	4,020	473	-	4,493
GPU lease expense	-	10,951	-	-	10,951
Wage expense	-	-	262	-	262
Service costs - ETH staking	-	-	-	175	175
Other segment items (b)	1,804	2,020	358	-	4,182
Segment cost of revenue	17,232	18,794	1,875	175	38,076

Segment gross profit	$4,593	$30,676	$3,185	$3,620	$42,074

(a)	Other revenue is primarily attributable to Equipment Leasing and is therefore not included in the total for segment gross profit.

(b)	All amounts included within Other segment items are individually insignificant.

The following table presents the reconciliation of segment gross profit to net (loss) income before taxes:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025

Segment gross profit	$14,883	$17,874	$48,616	$42,074

Reconciling Items:
Other profit (a)	294	455	984	1,073
Depreciation and amortization expenses	(11,067)	(9,636)	(31,191)	(25,102)
Impairment of capitalized software assets	-	-	(5,006)	-
General and administrative expenses	(25,478)	(33,095)	(75,673)	(61,032)
Gains (losses) on digital assets	84,040	168,041	(65,871)	145,990
Gains on digital intangible assets	5,381	-	16,705	-
Impairment of digital intangible assets	(3,219)	(1,836)	(49,254)	(1,836)
Net gain (loss) from disposal of property and equipment	93	(539)	1,915	(873)
Induced conversion expense	(80,767)	-	(80,767)	-
Other income (expense), net	17,445	6,159	(3,972)	6,554
Change in fair value of derivative liability	10,736	-	6,021	-
Interest expense	(10,397)	-	(23,544)	-
Net income (loss) before taxes	1,944	147,423	(261,037)	106,848

(a)	Other profit is primarily attributable to equipment leasing and is therefore not included in the total for segment gross profit.

20. RELATED PARTIES

Related-party transactions

On December 20, 2024, the Board of Directors declared an eight (8%) percent ($0.8 million) dividend for 2024 on the preference shares to Geney Development Ltd. (“Geney”). Erke Huang, our Chief Financial Officer, is the President of Geney and the beneficial owner of 30% of the equity of Geney, with the remaining 70% held by Zhaohui Deng, a director and the Company’s former Chairman of the Board. The Company fully paid the declared dividend in January 2025.

On February 19, 2026, the Board of Directors declared an eight (8%) percent ($0.8 million) dividend for 2025 on the preference shares to Geney. The Company fully paid the declared dividend in March 2026.

On August 11, 2026, the Board of Directors approved the issue of an additional 1,000,000 preference shares with the same exact features of the 1,000,000 issued and outstanding preference shares. These preference shares were issued to the following persons for services resulting in the growth of the Company, and particularly during the transition period following WhiteFiber’s initial public offering. Sam Tabar, Chief Executive Officer (200,000 shares), Erke Huang, Chief Financial Officer (200,000 shares in the name of Even Green Holdings Limited) and two other members of management were issued 400,000 shares and 200,000 shares, respectively, or an aggregate of 1,000,000 preference shares which were valued by the Company at $2,000,000.

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

On August 8, 2025, WhiteFiber, a subsidiary of the Company, completed the Offering of 9,375,000 ordinary shares, at a public offering price of $17.00 per share. All ordinary shares in the Offering were sold by WhiteFiber. The gross proceeds to WhiteFiber from the Offering were $159,375,000, before deducting underwriting discounts and commissions and offering expenses payable by WhiteFiber. On September 2, 2025, the Underwriters fully exercised their option to purchase the additional 1,406,250 Ordinary Shares at the public offering price of $17.00 per share. Prior to the consummation of the Offering, the Company held all of the issued and outstanding ordinary shares of WhiteFiber. After giving effect to the Offering, and the underwriters’ exercise of their over-allotment option in full, the Company held approximately 71.5% of the issued and outstanding ordinary shares of WhiteFiber. As of the date of this Form 10-Q, the Company owns approximately 59.7% of WhiteFiber.

Transition Services Agreement

In addition, prior to the consummation of the Offering, the Company entered into a Transition Services Agreement with WhiteFiber, pursuant to which the Company will provide certain services to WhiteFiber, on a transitional basis which will generally be up to 24 months following the effective date of WhiteFiber’s IPO registration statement. The Transition Services Agreement provides for the performance of certain services by the Company for the benefit of WhiteFiber, or in some cases certain services provided by WhiteFiber for the benefit of the Company, for a limited period of time after the Offering, including certain services provided by Sam Tabar, our Chief Executive Officer, and Erke Huang, our Chief Financial Officer and a Director. During such transition period, Messrs. Tabar and Huang will continue to hold the same position with the Company as well as WhiteFiber. Messrs. Tabar and Huang have committed to provide the requisite time and effort to fulfill their responsibilities as full-time officers of WhiteFiber, supervising a full staff and are expected to provide certain services, representing not more than approximately 30% of their working time, in respect of the Company’s operations. As of August 1, 2026, Mr. Justin Zhu was named as the Chief Financial Officer of WhiteFiber as Mr. Huang has relinquished his position and is only serving as Chief Financial Officer of Bit Digital.  The services to be provided will include financial reporting, tax, legal, human resources, information technology and other general and administrative functions. All services are to be provided at cost, except if otherwise agreed to. Following WhiteFiber’s IPO, WhiteFiber’s related intercompany balances are expected to be settled in cash or reflected as a payable arrangement, rather than the historical parent investment treatment used before WhiteFiber’s IPO. For the three and nine months ended September, 30, 2026, the fees for these services were $0.6 million and $3.0 million, respectively. As of September 30, 2026, the fees payable by WhiteFiber to the Company are $6.1 million.

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

On March 25, 2026, WhiteFiber Iceland ehf. (the “Borrower”), a subsidiary of WhiteFiber, entered into a secured term loan facility agreement (the “Facility”) with Landsbankinn hf, which provides for borrowings of up to $20 million. As of the date of this Form 10-Q, $20 million has been drawn down under this Facility. The obligations under the Facility are guaranteed by WhiteFiber, Inc. and WhiteFiber AI, Inc. Refer to Note 12. Debt for further details on this agreement.

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

On July 15, 2026 Enovum NC-Bidco, LLC (the “Principal”), a subsidiary of WhiteFiber, entered into a $3 million surety bond from Great American Insurance Company in favor of Duke Energy Carolinas, LLC. The obligations under the surety bond are guaranteed by WhiteFiber, Inc. and Enovum NC-1 Bidco, LLC. Refer to Note 21. Commitments and contingencies for further details on this agreement.

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

Bit Digital USA, Inc v. Blockfusion USA, Inc. – Superior Court of Delaware

On June 3, 2024, the Company filed suit in Delaware Superior Court against Blockfusion USA, Inc. (“Blockfusion”) alleging claims for breach of contract, conversion, and related claims in connection with, among other things, certain deposits and advances paid to Blockfusion, the return of which is owed to Bit Digital. Bit Digital was seeking in excess of $4.3 million. On October 2, 2024, the Company filed an amended complaint that added a claim for unpaid late development fees. On October 22, 2024, Blockfusion denied the Company’s claims and brought reciprocal breach of contract and related counterclaims. Following limited discovery, the Court granted the Company leave to file a Second Amended Complaint, which the Company filed on August 21, 2025, asserting additional tort and equitable claims, including fraud-based claims, and adding Blockfusion’s Chief Executive Officer as an individual defendant. On September 19, 2025, Blockfusion and the individual defendant moved to dismiss the fraud, unjust enrichment, and accounting claims in the Second Amended Complaint and all claims against the individual defendant. The Company filed its opposition to the motion on October 17, 2025, and the Court held a hearing on the motion on January 6, 2026. At the conclusion of the hearing, the Court granted the motion, dismissing those claims; the claims against the individual defendant were dismissed on the ground that the Court lacked personal jurisdiction. The Company’s claims against Blockfusion for breach of contract and breach of the implied covenant of good faith and fair dealing were not subject to the motion and remain pending.

On March 18, 2026, the Company moved to dismiss two of the four counterclaims that Blockfusion reasserted in its February 11, 2026 answer to the Second Amended Complaint. The Court heard argument on that motion on June 12, 2026. On August 14, 2026, the Court granted the motion in part and denied it in part, dismissing Blockfusion’s counterclaim for breach of the implied covenant of good faith and fair dealing and declining to dismiss its counterclaim for breach of an alleged post-termination agreement. Blockfusion’s counterclaims for breach of contract, breach of the alleged post-termination agreement, and declaratory judgment remain pending. On those counterclaims, Blockfusion seeks damages of not less than $158,907 and declaratory relief.

The litigation is ongoing and remains in an active pretrial phase. The parties are engaged in discovery. No trial date has been set. The Company seeks recovery of its original investment, allegedly improper invoice payments, unpaid contractual amounts, and other damages. The aggregate damages sought exceed $5.0 million.

At this time, the Company cannot reasonably estimate a possible loss, range of loss, or expected recovery associated with this litigation.

Bit Digital USA, Inc. v. Alex Martini-Lo Manto, et. al. – New York Supreme Court, New York County, Commercial Division

On March 4, 2026, the Company filed suit against Alex Martini-Lo Manto, CEO of Blockfusion; Blockfusion; Blockfusion Data Centers, Inc. (now known as Blockfusion Digital Infrastructure, Inc.), the entity that would become the publicly traded parent upon completion of the proposed business combination; and Blue Acquisition Corp., the Special Purpose Acquisition Company (“SPAC”) that is party to the proposed business combination, alleging that the defendants had designed the SPAC merger to avoid paying the Company for Blockfusion’s prejudgment liabilities. The suit asserted claims under the New York Uniform Voidable Transactions Act, fraud claims against defendant Martini-Lo Manto, and a successor-liability claim against the proposed post-combination public company.

Upon filing, the Company also moved for a preliminary injunction enjoining the SPAC transaction. On April 15, 2026, the Court denied that motion. The Company appealed that ruling, and the appeal was subsequently resolved as described below.

On April 29, 2026, Blue Acquisition Corp. and the other defendants filed separate motions to dismiss the Company’s claims. The Company filed its opposition on May 13, 2026.

On July 23, 2026, the Court issued a decision granting the motions in part and denying them in part. The Court dismissed the Company’s claims under the New York Uniform Voidable Transactions Act, which were the only claims asserted against Blockfusion and Blue Acquisition Corp., but permitted the Company’s successor-liability claim against the proposed post-combination public company to proceed. With respect to the fraud claims against Mr. Martini-Lo Manto, the Court permitted the claim based on allegedly fraudulent invoices to proceed and dismissed the remaining fraud claims. In August 2026, the Company agreed to stay its successor-liability claim pending the closing of the proposed business combination. The Company has not moved for leave to replead the dismissed claims or appealed their dismissal.

The litigation is ongoing and remains in an active pretrial phase. The parties are engaged in discovery. Under the Court’s scheduling orders, document production is to be substantially completed by January 8, 2027, fact depositions are to be completed by February 17, 2027, and the note of issue is to be filed by March 10, 2027. The remaining fraud claim seeks damages of not less than $576,250.50, plus consequential and punitive damages and interest, and the stayed successor-liability claim seeks a judgment declaring the post-combination public company liable, as successor to Blockfusion, for Blockfusion’s obligations to the Company.

At this time, the Company cannot reasonably estimate a possible loss, range of loss, or expected recovery associated with this litigation.

Bit Digital USA, Inc. v. Alex Martini-Lo Manto, et. al. – New York Supreme Court, Appellate Division, First Department

On April 21, 2026, the Company filed a notice of appeal from the Commercial Division’s denial of the preliminary injunction. The Company also filed a request for interim appellate injunctive relief. On May 22, 2026, the Appellate Division issued an interim order, pending determination of the application by a full panel, directing the defendants to escrow $5.4 million on or before June 1, 2026 and directing the Company to post a $100,000 undertaking. The escrow was not funded. Instead, on June 5, 2026, Blockfusion Data Centers, Inc. (now known as Blockfusion Digital Infrastructure, Inc.), the entity that would become the publicly traded parent upon completion of the proposed business combination, executed a limited guarantee in favor of the Company. Subject to its terms, the guarantee covers payment of the net amount, if any, that Blockfusion is finally determined to owe the Company in the Delaware or New York actions under a final, non-appealable judgment (or a settlement to which the guarantor consents in writing), after giving effect to defenses, counterclaims, and rights of setoff to the extent adjudicated, resolved, or otherwise reflected in that judgment or settlement, and is capped at that amount. The guarantee also provides that, within ten business days after the entry of a trial-court judgment against Blockfusion in either action, or the execution by Blockfusion of a written settlement agreement, in each case whether or not then final, the guarantor will deposit the net amount awarded or agreed to be paid into a mutually agreed escrow account, to be held pending final disposition of the litigation. By its terms, the guarantee will not become effective unless and until the proposed business combination closes, and it will be null and void if the transaction is not consummated. In connection with the guarantee, the Company withdrew its appeal on June 6, 2026, and the interim order is no longer in effect. The proposed business combination has not yet closed.

According to Current Reports on Form 8-K filed by Blue Acquisition Corp., the parties to the business combination agreement amended it on September 2, 2026 to provide that either Blue Acquisition Corp. or Blockfusion may, subject to certain exceptions, terminate the agreement if the conditions to closing have not been satisfied or waived by November 30, 2026, and amended it further on September 21, 2026 without changing that date.

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

As of September 30, 2026, WhiteFiber has not received an Electric Service Agreement of at least or more than 99 MW. Thus, no contingent payment is payable as of the reporting date.

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

As of September 30, 2026, management has no present intention to reduce operations at Madison or terminate the ESA. Accordingly, no liability has been recognized in the financial statements in connection with the ESA.

22. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of issuance of these unaudited condensed consolidated financial statements and determined that, except as disclosed below, there were no subsequent events requiring recognition or disclosure in the financial statements.

Additional Borrowing under Galaxy Loan Facility

Subsequent to September 30, 2026, the Company drew down an additional $70.0 million under its existing collateralized borrowing arrangement with Galaxy Digital LLC (“Galaxy”), pursuant to the Master Digital Currency Loan Agreement dated March 27, 2026. The additional borrowing is secured by the Company’s LsETH holdings and is subject to the terms and conditions of the existing loan agreement.

Additional Advance Under Delayed Draw Term Loan Facility

On October 27, 2026, WhiteFiber received an additional advance of $70.0 million under the Delayed Draw Term Loan Facility and Security Agreement, dated May 20, 2026, among Bit Digital Capital, Inc., Enovum NC-1 Venture, LLC and White Fiber Operating Partnership LP. The additional advance matures 116 days following the funding date, subject to extension by mutual agreement of the parties, provided that such extension does not extend beyond the facility availability period. The advance is governed by the terms and conditions of the existing agreement.

Real Estate Acquisition – Yadkinville, North Carolina

On August 16, 2026, WhiteFiber entered into a Real Estate Purchase and Sale Agreement with Unifi Manufacturing, Inc. (the “Yadkinville Agreement”) to acquire two properties consisting of land, buildings and related improvements and certain machinery and equipment located in Yadkinville, North Carolina. The total consideration is $60.0 million in cash, including a deposit in escrow of $2.25 million. The transaction closed on October 28, 2026.

The properties comprise approximately 120 acres of land and 500,000 square feet of existing warehouse space and are expected to provide a combined minimum of 60 MW of initial gross electrical power capacity, with the potential to support up to approximately 200 MW within seven years following closing, subject to confirmation and power availability. WhiteFiber intends to develop the properties into data center campuses.

In connection with the agreement, the seller may become entitled to additional contingent consideration of up to $8 million per parcel if specified additional power capacity of up to 69 MW is secured within four years following closing, and up to an additional $5 million per parcel if more than 100 MW of additional power capacity is secured within the same four-year period. The amounts payable decline over the earnout period based on when the additional capacity is secured and the amount of additional power capacity secured.

Following closing, the seller will continue to occupy portions of the properties under short-term occupancy arrangements and subsequently lease back a portion of one property for a five-year term.

NC-1 Project Financing

On November 9, 2026, WhiteFiber’s indirect wholly owned subsidiaries, Enovum NC-1 Midco, LLC (“Holdings”) and Enovum NC-1 Bidco, LLC (the “Borrower”), entered into a Term Loan Credit Agreement (the “NC-1 Credit Agreement”) with Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, and a consortium of lenders party thereto, providing a $200.0 million initial term loan facility and a $100.0 million delayed-draw term loan facility for the NC-1 project. No loans had been funded as of the date of issuance of these financial statements. Initial funding is subject to satisfaction or waiver of conditions relating to readiness and customer acceptance of the first 40 megawatts of capacity at NC-1 and other customary conditions. Delayed draws are subject to final completion of the first 40-megawatt phase of NC-1, pro forma financial tests and other conditions.

Loans bear interest, at the Borrower’s election, at Term SOFR (subject to a 2.00% floor) plus 6.00% or the base rate (subject to a 3.00% floor) plus 5.00%, and mature five years after initial funding, with quarterly principal amortization. The facilities are guaranteed by Holdings and secured by substantially all of the assets of the Borrower, Holdings’ equity interests in the Borrower and indebtedness owed to Holdings subject to permitted liens, exclusions and other limitations in the loan documents. Initial funding also requires a mortgage on the NC-1 data center and an unsecured guarantee from White Fiber Operating Partnership LP of Phase 1 completion, including cost overruns, and specified project carry costs. The guarantor’s minimum net-worth and liquidity requirements remain subject to finalization before initial funding. The loans are not guaranteed by WhiteFiber, Inc. The NC-1 Credit Agreement includes financing fees, financial and other covenants, restrictions on distributions, mandatory prepayments, prepayment premiums and events of default, including specified project- and customer-related defaults.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q for the period ended September 30, 2026 as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2025 (“Form 10-K”). This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements and Risk Factors” for a discussion of the uncertainties, risks, and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” and elsewhere in this Quarterly Report.

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

HPC Business

The Company’s HPC business operates under the WhiteFiber brand. WhiteFiber believes it is a leading provider of artificial intelligence (“AI”) infrastructure solutions. WhiteFiber owns HPC data centers and provides cloud-based HPC graphics processing units (“GPU”) services, which it terms cloud services, for customers such as AI application and machine learning (“ML”) developers (the “HPC Business”). Its Tier-3 data centers provide hosting and colocation services. WhiteFiber cloud services support generative AI workstreams, especially training and inference.

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

Drawing on collective industry experience, WhiteFiber’s data center team is adept at bringing new sites online on an accelerated timeline. WhiteFiber is aggressively pursuing the development pipeline and intends to achieve an estimated 65 MW (gross) of operational data center capacity by the end of the fourth quarter of 2026, a target that is underpinned by assets including the MTL-1, MTL-3, and NC-1 facilities. WhiteFiber also has an additional 65 MW (gross) in development at its MTL-2 facility and Yadkinville properties. As of September 30, 2026, its pipeline of potential data center projects represents approximately 1,500 MW (gross) under management review. WhiteFiber follows a disciplined process prioritizing projects that are backed by customer lease commitments. In select cases, WhiteFiber may pursue early-stage acquisitions based on strong customer demand signals and defined commercialization pathways. Accordingly, the foregoing timelines and capacities are subject to change based on many factors, many of which are outside of WhiteFiber’s control.

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

On December 27, 2024, WhiteFiber acquired the real estate and building for a build-to-suit 5 MW (gross) Tier-3 data center expansion project near Montreal, Canada which it refers to as MTL-2. MTL-2, a 160,000 square foot site that was previously used as an encapsulation manufacturing facility, is located in Pointe-Claire, Quebec. WhiteFiber initially funded the purchase of CAD 33.5 million (approximately $23.3 million) with cash on hand. WhiteFiber expected to invest approximately $23.6 million to develop the site to Tier-3 standards with an initial load of 5 MW (gross). Construction is expected to begin during the fourth quarter of 2026.

On April 11, 2025, WhiteFiber entered into a lease for a new data center site in Saint-Jerome, Quebec, a suburb of Montreal, MTL-3. The MTL-3 facility spans approximately 202,000 square feet on 7.7 acres and is being developed into a 7 MW (gross) Tier-3 data center. It will support current contracted capacity, with Cerebras (5 MW IT Load), with future expansion potential subject to utility approvals. The transaction was executed under a lease-to-own structure, which includes a fixed-price purchase option of CAD 24.2 million (approximately $17.3 million) exercisable by December 2025. The lease term was 20 years, with two 5-year extensions at the Company’s option. In December 2025, WhiteFiber became reasonably certain to exercise the purchase option and notified the lessor of its intent to exercise the purchase option. WhiteFiber had 90 days to complete the purchase, after which the purchase option would expire. The option was exercised on January 14, 2026 and the purchase of MTL-3 closed on May 8, 2026. The facility has been retrofitted to Tier-3 standards and was completed and operational in November 2025. The site has commenced billing Cerebras as of November 1, 2025, in the amount of CAD 1.4 million (approximately $1.0 million USD) monthly for the duration of the five-year contract.

On May 20, 2025, WhiteFiber completed the purchase of a former industrial/manufacturing building from UMI. Pursuant to the Purchase Agreement WhiteFiber agreed to purchase from UMI, an industrial/manufacturing building together with the underlying land located in Madison, North Carolina, which WhiteFiber refers to as “NC-1”, as well as certain machinery and equipment located thereon for a cash purchase price of $45 million. The purchase price will increase by (i) $8 million, if Duke Energy actually provides, or provides an Electric Services Agreement providing for, at least 99 MW (gross) within two years of May 20, 2025, or (ii) $5 million, if Duke Energy actually provides, or provides an Electric Services Agreement providing for, at least 99 MW (gross) more than two years but less than three years after May 20, 2025. Additionally, the purchase price will increase by an additional $200 thousand per MW over 99 MW (gross) up to a maximum of $5 million if at least 99 MW (gross) are actually delivered, or Duke Energy provides an Electric Services Agreement for the provision of at least 99 MW (gross), within four years of May 20, 2025. Separately, the Company entered into a Capacity Agreement with Duke Energy pursuant to which Duke Energy agreed to use commercially reasonable efforts to achieve 24 MW (gross) of service to NC-1 by September 1, 2025, 40 MW (gross) by April 1, 2026, and 99 MW (gross) within four years of May 16, 2025. Management believes based upon its review of the site and a Duke Energy preliminary transmission study, that NC-1 may receive and support up to 200 MW (gross) of total electrical supply over an extended period of time, subject to infrastructure upgrades, such as developing new substations and other conditions. On August 4, 2025, Enovum NC-1 Bidco LLC, a subsidiary of WhiteFiber, entered into an Assignment and Assumption Agreement with Unifi Manufacturing and Duke Energy Carolinas, LLC, pursuant to which Enovum assumed Unifi’s rights and obligations under certain electric service agreements for facilities located in North Carolina. Duke Energy consented to assignment. Refer to Note 21. Commitments and contingencies to our condensed consolidated financial statements for further detail.

On August 16, 2026, WhiteFiber entered the Yadkinville Agreement to acquire two properties consisting of land, buildings and related improvements and certain machinery and equipment located in Yadkinville, North Carolina. The total consideration is $60.0 million in cash, including a deposit in escrow of $2.25 million. The transaction closed on October 28, 2026. In connection with the acquisition, the seller will continue to occupy portions of the properties under occupancy and partial leaseback arrangements. These arrangements are expected to offset a portion of property carrying costs as WhiteFiber advances its development plans.

As the business grows, WhiteFiber’s ability to fund its operating needs will depend on the ongoing ability to generate positive cash flow from its operations and raise capital in the capital markets. Accordingly, WhiteFiber has entered into certain credit facilities to finance these areas of growth, including the Syndicated RBC Credit Facility Agreement and discussed here. Refer to Liquidity and capital resources for further discussion on this Facility and other credit facilities of WhiteFiber.

Nscale Services Agreement

In November 2025, WhiteFiber’s wholly owned subsidiary, Enovum NC-1 Bidco, LLC, entered into the Services Agreement with Nscale Services US Inc. and Nscale Global Holdings Limited (collectively, “Nscale”) for the provision of colocation and related services at its NC-1 facility. The agreement represents a significant commercial milestone for the high-density data center platform and provides long-term contracted revenue visibility. The initial Service Order pursuant to the Services Agreement represents approximately $865 million in total contracted revenue over a 10-year term, inclusive of contractual annual rate escalators and non-recurring installation services (“NRCs”). Electricity and certain other operating costs are structured as pass-through charges to Nscale. On August 15, 2026, WhiteFiber commenced billing for the initial 20 MW of contracted capacity at its NC-1 facility, which was subsequently placed into service on September 23, 2026. As of date of this report, the remaining 20 MW became operational, bringing all 40 MW of contracted IT capacity at NC-1 into operation.

Cloud Services

WhiteFiber provides specialized cloud services to support generative AI workstreams, especially training and inference, emphasizing cost-effective utility and tailor-made solutions for each client. WhiteFiber is an authorized NVIDIA Preferred Partner through the NVIDIA Partner Network (“NPN”), an authorized partner with SuperMicro Computer Inc.®, an authorized Communications Service Provider (“CSP”) with Dell (through Dell’s exclusive distributor in Iceland, Advania), an official partnership with Hewlett Packard Enterprise and a commercial relationship with Quanta Computer Inc. (“QCT”). Based on management’s knowledge of the industry, WhiteFiber is proud to be among the first service providers to offer H200, B200, and GB200 servers. WhiteFiber aims to provides a high-standard service lease with an Uptime percentage> 99.5%.

WhiteFiber is also developing a capital-light managed service offering through which customers would fund the underlying hardware while WhiteFiber deploys and operates it on their behalf. This offering has not yet generated material revenue.

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

In addition, WhiteFiber has leased additional data center capacity in Atlanta, Georgia, to expand its cloud services offering with the leases commencing in February 2026. In the third quarter of 2026, WhiteFiber entered into a lease for 2.5 MW IT load design Tier-3 data center space in Sydney, Australia, a lease for 2.7 MW IT load design data center Tier-3+ space in Paris, France, and leases for 2.0 MW and 2.7 MW IT load design data centers in Canada to expand its cloud services offering.

Customer Base and Concentration

As of the date of this Form 10-Q, WhiteFiber has five existing customers. Its largest customer accounted for approximately 50% of WhiteFiber’s cloud services revenue during the nine months ended September 30, 2026. During the period WhiteFiber had discontinuation of three customer orders. The discontinued orders resulted in approximately $5.1 million impact to revenue during the nine months ended September 30, 2026. However, there were new customer orders contracted in the nine months ended September 30, 2026 and through the date of this Form 10-Q for total contracted revenue of approximately $1,447 million over a six months to five-year period.

Discontinued customer agreements during the nine months ended September 30, 2026 and through the date of this Form 10-Q include: (i) WhiteFiber’s Initial Customer, following execution of the Termination Agreement described below; (ii) a customer whose Master Services Agreement and related purchase order, as previously amended, was terminated in January 2026; and (iii) a customer whose service order, entered into in January 2026, was terminated during the period.

New customer agreements signed during the nine months ended September 30, 2026 and through the date of this Form 10-Q include new service orders entered into with existing customers for additional GPU and CPU/storage capacity, as well as new service orders entered into with new customers, in each case as further described below.

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

In January 2025, WhiteFiber entered into an agreement to supply its Initial Customer with an additional 464 GPUs for a period of 18 months. This new agreement replaces the prior agreement whereby WhiteFiber was to provide the customer with an incremental 2,048 H100 GPUs. The contract features a two-month prepayment from the customer. Deployment commenced on August 20, 2025, using WhiteFiber’s inventory of B200 GPUs.

In October 2025, Bit Digital’s existing guaranty arrangement with the Initial Customer was scheduled to expire. Beginning in November 2025, the customer will provide a service deposit to WhiteFiber in lieu of the Bit Digital guaranty. The deposit will be funded through fifteen consecutive monthly payments from November 2025 through January 2027. The deposit will serve as security for the customer’s performance obligations under the amended service agreements. Each monthly payment is expected to be invoiced on the first day of the month and paid within thirty days. WhiteFiber will be required to return the deposit in cash upon termination or expiration of the service agreements, provided that all obligations have been fully satisfied and no payment defaults or material breaches exist.

In the second quarter of 2026, WhiteFiber executed a termination agreement (the “Termination Agreement”) with the Initial Customer. The Termination Agreement preserved $12.5 million of previously invoiced, unpaid trade receivables. This preserved balance was fully collected as of June 30, 2026. Prepayment and service deposit balances were applied against other outstanding receivables and WhiteFiber recognized a bad debt expense of approximately $2.2 million for the unpreserved remaining receivable balance outstanding. Additionally, under the Termination Agreement the Initial Customer is obligated to pay WhiteFiber a fixed termination fee of $12.3 million that was recognized as revenue during the second quarter of 2026. Subsequently, in the third quarter, the termination fee was amended to $15.7 million. The amended amount of $15.7 million was fully collected as of September 30, 2026. Following the service pause and termination of the agreement, WhiteFiber redeployed the GPUs previously allocated to the Initial Customer to other customers.

In November 2025, WhiteFiber terminated the MSA and all related purchase orders with DNA Fund in accordance with the terms of the contract. At the time of termination, we had approximately $7.3 million in outstanding accounts receivable. Pursuant to the termination agreement, the customer agreed to repay the outstanding balance. As of the date of this Form 10-Q, WhiteFiber has collected $2.2 million of the outstanding amount. Approximately $5.1 million remains unpaid. All scheduled installment payments are now past due, and no payments have been received since April 2026. WhiteFiber continues to pursue collection of the remaining balance; however, the timing and amount of any future recoveries remain uncertain.

On November 6, 2024, WhiteFiber entered into a Master Services Agreement (“MSA”) with a minimum purchase commitment of 16 GPUs, along with an associated purchase order, from a new customer. The purchase order provides for services utilizing a total of 16 H200 GPUs over a minimum of a six-month period. The deployment commenced on November 7, 2024, using WhiteFiber’s existing inventory of H200 GPUs. The service under the purchase order concluded in May 2025. Between May 2025 and September 2025, WhiteFiber signed six additional agreements on a month-to-month basis for a total of 88 H200 GPUs, which were terminated in January 2026. In February 2026, WhiteFiber entered into another service order with the customer to provide services utilizing a total of 10 H200 GPU servers. The service order has an initial term of 12 months beginning on the services commencement date. The deployment and revenue generation began in March 2026. In March 2026, WhiteFiber entered into another service order with the customer to provide services utilizing a total of 256 H100 GPU servers. The service order has an initial term of 24 months beginning on the services commencement date, with an option to renew for an additional twelve months. The deployment and revenue generation began in the second quarter of 2026. In April 2026, WhiteFiber entered into another service order with the customer to provide CPU and storage server services. The service order has an initial term of 24 months beginning on the services commencement date. The deployment and revenue generation began in the second quarter of 2026. In September 2026, WhiteFiber entered into another service order with the customer to provide storage server services. The service order has a term of 19 months beginning on the services commencement date. The deployment and revenue generation began in the third quarter of 2026.

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

In February 2026, WhiteFiber entered into a service order with a new customer to provide services utilizing a total of 256 GPUs. The service order has an initial term of 12 months beginning on the services commencement date, after which it automatically renews for successive one-month periods unless terminated by either party. The deployment and revenue generation began on February 1, 2026. In August 2026, WhiteFiber entered into an additional five-year service order with this customer to provide services utilizing a total of 576 Nvidia B300s GPUs in Iceland. Service under this agreement is targeted to commence in the fourth quarter of 2026.

In March 2026, WhiteFiber entered into a service order with a new customer, Prime Intellect, to provide services utilizing a total of 72 GB200 GPUs. The service order has an initial term of 6 months beginning on the services commencement date, after which it automatically renews for successive one-month periods unless terminated by either party. The deployment and revenue generation began in March 2026 and services continued to be provided through August 2026. In April 2026, WhiteFiber entered into an additional service order with this customer to provide services utilizing a total of 216 GB200 GPUs. The service order has an initial term of 12 months beginning on the services commencement date, after which it automatically renews for successive one-month periods unless terminated by either party. The deployment and revenue generation began in July 2026. In August 2026, WhiteFiber entered into a new service order to provide services utilizing a total of 72 GB200 GPUs. The service order has an initial term of 24 months beginning on the services commencement date, after which it automatically renews for successive one-month periods unless terminated by either party. The deployment and revenue generation began in the third quarter of 2026. Also in August 2026, WhiteFiber entered into an additional service order with this customer to provide services utilizing a total of 576 VR200 (Vera Rubin) GPUs in Canada, representing WhiteFiber’s first Vera Rubin deployment. The service order has an initial term of 36 months beginning on the services commencement date, after which it automatically renews for successive one-month periods unless terminated by either party. Services are targeted to commence in the first half of 2027.

In May 2026, WhiteFiber entered into a two-year cloud services agreement with Hyperbolic Labs, Inc. to deploy 512 H200 GPUs from its existing owned fleet. Revenue under this agreement commenced in May 2026.

In May 2026, WhiteFiber entered into a five-year agreement to provide AI compute infrastructure for an investment-grade technology customer in the Paris region utilizing advanced NVIDIA GPU systems. Service under this agreement, which is now expected to commence in the first quarter of 2027, subject to final equipment delivery and acceptance milestones. WhiteFiber has secured third-party data center capacity in France to support the deployment and has entered into a binding term sheet for project-level financing with respect to this deployment (the “France Project Financing”). WhiteFiber is currently in the process of negotiating definitive documentation for the France Project Financing; however, certain material terms remain subject to ongoing negotiation between the parties. The project is supported by customer prepayments, including 12 months of advanced service fees, which WhiteFiber has received, and is expected to be further supported by project-level financing, with limited long-term reliance on its corporate balance sheet and existing cash resources.

In July 2026, WhiteFiber entered into a service order with a new customer to provide services utilizing a total of 128 B300 GPUs. The service order has an initial term of 36 months beginning on the services commencement date, after which it automatically renews for successive one-month periods unless terminated by either party. Services are targeted to commence in the fourth quarter of 2026.

New Business Developments

In August 2026, WhiteFiber entered into two service orders with a new customer to provide services utilizing a total of 1,392 B300 GPUs and 968 B300 GPUs, respectively. The service orders each have an initial term of 36 months beginning on the services commencement date, after which they automatically renew for successive one-month periods unless terminated by either party. The deployment and revenue generation for each is expected to begin in the fourth quarter of 2026.

In September 2026, WhiteFiber entered into a service order with a new customer to provide services utilizing a total of 1,024 B300 GPUs. The service order has an initial term of 48 months beginning on the services commencement date, after which it automatically renews for successive one-month periods unless terminated by either party. Services are targeted to commence in the fourth quarter of 2026.

In September 2026, WhiteFiber entered into a master service agreement and an initial service order with a technology customer to provide AI compute infrastructure from a third-party data center in Sydney, Australia, utilizing advanced NVIDIA B300 GPU systems (approximately 1,200 GPUs). The initial service order has a 59-month term. Service is expected to commence in the first quarter of 2027, following delivery of the equipment and customer acceptance. The customer has made a prepayment equal to 12 months of service fees. If service does not commence by the contractual long-stop date, the customer may terminate the service order and receive a refund of the prepayment.

In September 2026, WhiteFiber entered into a statement of work with a new customer to provide management services for a total of 2,048 B300 GPUs. The statement of work has an initial term of 42 months beginning on the services commencement date, which is expected to be the first quarter of 2027.

In October 2026, WhiteFiber entered into a five-year agreement to provide AI compute infrastructure for a global technology customer utilizing advanced NVIDIA GPU systems. Service under this agreement is expected to commence in the second quarter of 2027, subject to final equipment delivery and acceptance milestones. The customer is required to fund a prepayment equal to nine months of service fees, into an escrow account to be released against deployment costs, and the customer’s payment obligations are supported by a guarantee from an affiliate of the customer. Under the customer agreement WhiteFiber is subject to customary delivery milestones, including liquidated damages capped at 5% of total contract value for late delivery, and WhiteFiber is required to provide a performance guarantee of $8.75 million.

Key Factors that May Affect Future Results of Operations

The Company’s future results of operations are, in part, dependent on WhiteFiber’s ability to complete and expand capacity at its existing data center projects and to develop its data center pipeline. WhiteFiber substantially completed construction of its MTL-3 facility by the end of October 2025. The site has commenced billing its customer, Cerebras, as of November 1, 2025, in the amount of CAD 1.4 million (approximately $979 thousand USD) monthly for the duration of the five-year contract. Additionally, during the third quarter WhiteFiber began planning for MTL-2 site and expect construction to begin in the fourth quarter of 2026.

On July 9, 2026, WhiteFiber announced initial research and development results for a proprietary cross-data-center networking architecture designed to link geographically separated data centers into a single logical GPU supercluster. Testing demonstrated 111.2 Tbps of bandwidth across 83 kilometers of dark fiber with a guaranteed round-trip latency of 0.9 milliseconds, and WhiteFiber has submitted related patent applications. Commercial launch of this solution occurred in September 2026. However, there can be no assurance that the patents will be issued, that the technology will be commercially accepted, or that WhiteFiber will recover its development and commercialization costs, any of which could adversely affect the Company’s business, financial condition and results of operations.

The Company’s and WhiteFiber’s ability to fund the continued construction and buildout of WhiteFiber’s data center facilities, and to refinance near-term debt maturities, depend on successfully obtaining additional financing on acceptable terms, or at all. If the Company or WhiteFiber is unable to do so, the Company’s business, operating results, and financial condition could be adversely affected.

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

We ceased our native staking with MarsLand in the first quarter of 2024 and initiated our native staking with Figment Inc.

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

Miner Deployments

During the three months ended September 30, 2026, we continued to work with our hosting partners to deploy our miners in North America.

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

During the third quarter of 2026, the Company transferred 1,300 miners from DEP’s facilities to Merkle.

As of September 30, 2026, the Company’s active hash rate totals approximately 0.9 EH/s, with operations in North America.

Power and Hosting Overview

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

In December 2024, we entered into two additional co-location agreements with Soluna DVSL ComputerCo, LLC. pursuant to which Soluna agreed to provide the Company with up to 11 MW (5.5 MW and 5.5 MW, respectively) at their hosting facility in Silverton, Texas. Both agreements are for one (1) year automatically renewing on a month-to-month basis unless terminated by either party on at least 60 days prior written notice. Soluna shall also be entitled to 35% and 27.5%, respectively, of the net profit generated by the miners. These new agreements bring the Company’s total contracted hosting capacity with Soluna to approximately 17.6 MW. Our partnership with Soluna concluded in February 2026. The Company has relocated approximately 2,451 miners to Merkle and continues to evaluate alternative deployment options for the remaining miners currently in storage. In September 2026, the Company sold 1,162 units of miners to Rounders LLC, reducing its total mining fleet to approximately 20,192 units as of September 30, 2026.

In November 2023, we entered into a hosting services agreement, which was amended on March 7, 2024, with Dory Creek, LLC, a subsidiary of Bitdeer Technologies Group (“Bitdeer”), for a term of one (1) year automatically renewing on an annual basis unless terminated by either party by giving a 30-day prior notice to the other Party in writing. Pursuant to the terms of the agreement, Bitdeer provides maintenance and operation services to Bit Digital to support 17.5 MW of capacity. Bitdeer shall also be entitled to 30% of the net profit generated by the miners. Bit Digital shall have the first right, but not obligation, to accept services for any extra capacity under the terms of this Agreement. Our partnership with Bitdeer concluded in June 2026. The Company has since relocated approximately 1,778 units of miners to Merkle and is evaluating alternative deployment options for the remaining miners, which are currently in storage.

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

On July 1, 2025, we entered into the first amendment to the hosting service agreement for 13 MW of capacity. The amendment modified the existing agreement, identifying the two facilities that will provide maintenance and operations service to Bit Digital to support 5 MW and 8 MW of capacity. KaboomRacks shall also be entitled to respective 40%, 14.75% and 22.5% of the net profit generated by the miners. On November 12, 2025, we received communication regarding a change in the contracting entity under its existing hosting arrangements. Effective immediately, Digital Energy Partners LLC (“DEP”) replaced KaboomRacks as the sole contracting counterparty. Under the updated terms, KaboomRacks will return all deposits previously held by it, and we will remit a one-month deposit related to electricity costs to DEP. In connection with the transition, DEP assumed the remaining portion of the $1.3 million loan, with an outstanding balance of approximately $0.4 million as of September 30, 2026. The Company has since relocated approximately 1,300 units of miners to Merkle which are currently in storage. As of September 30, 2026, DEP provided approximately 12.7 MW of capacity for our miners at their facility.

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

On June 4, 2026, the Company entered into a hosting services agreement with Mendenhall Ops LLC (“Merkle”) for an initial term of one year, which automatically renews for successive one-year periods unless terminated by either party. Pursuant to the terms of the agreement, Merkle agreed to provide colocation, operation, maintenance, and related services at its facilities for the operation of 4,137 bitcoin miners representing approximately 12.55 MW of power capacity and an aggregate hash rate of approximately 0.62 EH/s. In exchange for these services, Merkle is entitled to receive reimbursement of certain operating costs and performance fees ranging from 25% to 40% of net digital assets generated, depending on the miner model. Upon the execution of this service agreement, we paid a power prepayment of $0.7 million. As of September 30, 2026, Merkle provided approximately 12.8 MW of capacity for our miners at their facility.

Miner Fleet Update and Overview

As of December 31, 2025, we had 21,354 miners owned or operating for bitcoin mining with a total maximum hash rate of 2.8 EH/s.

As of September 30, 2026, we had 20,192 miners owned or operating for bitcoin mining with a total maximum hash rate of 2.7 EH/s.

Bitcoin Production

From the inception of our bitcoin mining business in February 2020 to September 30, 2026, we earned an aggregate of 7,659.6 bitcoins.

During the nine months ended September 30, 2026, the Company received 108.8 bitcoins from mining services and recognized mining revenue of $8.1 million.

ETH Staking Business

In the fourth quarter of 2022, we formally commenced Ethereum staking operations. We delegate or stake our ETH holdings to an Ethereum validator node to help secure and strengthen the blockchain network. Stakers are compensated for this commitment in the form of a reward of the native network token.

For the ETH native staking business, we previously partnered with Blockdaemon, Marsprotocol and MarsLand. Currently, we stake ETH with Figment, using network-based smart contracts, on a node for the purpose of validating transactions and adding blocks to the network. Through these contracts, the Company stakes ETH on nodes for the purpose of validating transactions and adding blocks to the Ethereum blockchain network. The Company is able to withdraw staked ETH under contracted staking. In exchange for staking the ETH and validating transactions on blockchain networks, the Company is entitled to block rewards and transaction fees for successfully validating or adding a block to the blockchain. These rewards are received by the Company directly from the Ethereum network and are calculated approximately based on the proportion of the Company’s stake to the total ETH staked by all validators.

For the liquid staking business, the Company stakes ETH in exchange for receipt tokens, which could be redeemed to ETH or can be traded or collateralized elsewhere, at any time. In the first quarter of 2024, we ceased our liquid staking activities with Liquid Collective protocol and reclaimed all our staked Ethereum. In July 2025, we resumed liquid staking through the Liquid Collective protocol with 5,120 ETH. This approach provides flexibility to engage in both staking and restaking through a broader range of strategies and platforms. Subsequently, we ceased our liquid staking activities with Liquid Collective protocol in October 2025. In April 2026, the Company liquid staked 73,235 ETH and received 66,192 LsETH, a portion of which was subsequently pledged as collateral under certain borrowing arrangements during the period.

Results of Operations for the Three and Nine Months Ended September 30, 2026 and 2025

The following table summarizes the results of our operations during the three months ended September 30, 2026 and 2025, respectively, and provides information regarding the dollar increase or (decrease) during the period. This information should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q.

	For the Three Months Ended September 30,		Variance in
	2026	2025	Amount

Revenues
Digital asset mining	$2,022	$7,416	$(5,394)
Cloud services	18,106	18,033	73
Colocation services	5,617	1,692	3,925
ETH staking	1,028	2,869	(1,841)
Other	294	455	(161)
Total revenues	27,067	30,465	(3,398)

Operating costs and expenses
Cost of revenue (exclusive of depreciation shown below)
Digital asset mining	(1,474)	(5,033)	3,559
Cloud services	(7,907)	(6,315)	(1,592)
Colocation services	(2,438)	(675)	(1,763)
ETH staking	(71)	(113)	42
Depreciation and amortization expenses	(11,067)	(9,636)	(1,431)
General and administrative expenses	(25,478)	(33,095)	7,617
Gains on digital assets	84,040	168,041	(84,001)
Gains on digital intangible assets	5,381	-	5,381
Impairment on digital intangible assets	(3,219)	(1,836)	(1,383)
Total operating expenses	37,767	111,338	(73,571)

Income from operations	64,834	141,803	(76,969)

Net gain (loss) from disposal of property and equipment	93	(539)	632
Change in fair value of derivative liability	10,736	-	10,736
Interest expense	(10,397)	-	(10,397)
Induced conversion expense	(80,767)	-	(80,767)
Other income, net	17,445	6,159	11,286
Total other (expense) income, net	(62,890)	5,620	(68,510)

Profit before income taxes	1,944	147,423	(145,479)

Income tax expenses	(1,344)	(698)	(646)
Net income	$600	$146,725	$(146,125)

Revenue

We generate revenues from cloud services, colocation services, digital asset mining, and ETH staking businesses. Refer to Note 3. Revenue for further information.

Revenue from cloud services

In the fourth quarter of 2023, we established our cloud-based HPC graphics processing unit services, which we term cloud services, a new business line to provide services to support generative AI workstreams. The Company commenced offering cloud services to customers in January 2024.

Our revenue from cloud services increased by $0.1 million, or 0.4%, to $18.1 million for the three months ended September 30, 2026 from $18.0 million for the three months ended September 30, 2025. The increase was due to $3.4 million of termination fee revenue recognized under the termination agreement with our initial customer. This was largely offset by lower recurring revenue following that customer’s termination, which reduced the number of GPUs deployed for them, and was partially offset by revenue from GPUs deployed to new customers in 2026.

Revenue from colocation services

In the fourth quarter of 2024, we acquired Enovum which holds our data center business that provides customers with physical space, power, and cooling within data center facilities.

Our revenue from colocation services was $5.6 million and $1.7 million for the three months ended September 30, 2026 and 2025, respectively. The increase was primarily due to the MTL-3 site becoming fully operational and generating revenues beginning November 2025 and the commencement of revenue at the NC-1 facility, which contributed $1.1 million of lease income.

Revenue from digital asset mining

We provide computing power to digital asset mining pools, and receive consideration in the form of digital assets, the value of which is determined based on the spot price of Bitcoin at contract inception. By providing computing power to successfully add a block to the blockchain, the Company is entitled to a fractional share of the digital assets award from the mining pool operator, which is based on the proportion of computing power the Company contributed to the mining pool to the total computing power contributed by all mining pool participants in solving the current algorithm.

For the three months ended September 30, 2026, we received 28.4 bitcoins from the Foundry mining pool. As of September 30, 2026, our active hash rate was at an aggregate of 0.9 EH/s for our bitcoin miners. For the three months ended September 30, 2026, we recognized revenue of $2.0 million from bitcoin mining services.

For the three months ended September 30, 2025, we received 64.9 bitcoins from the Foundry mining pool. As of September 30, 2025, our active hash rate was at an aggregate of 1.9 EH/s for our bitcoin miners. For the three months ended September 30, 2025, we recognized revenue of $7.4 million from bitcoin mining services.

Our revenues from digital asset mining services decreased by $5.4 million, or 72.7%, to $2.0 million for the three months ended September 30, 2026 from $7.4 million for the three months ended September 30, 2025. The decrease was primarily due to lower BTC generated from our mining business and lower average BTC price in the third quarter of 2026, compared to the same period in 2025.

Revenue from ETH staking

During the fourth quarter of 2022, we commenced ETH staking business, in both native staking and liquid staking.

For the ETH native staking business, we previously partnered with Blockdaemon, Marsprotocol and MarsLand. Currently, we stake ETH with Figment, using network-based smart contracts, on a node for the purpose of validating transactions and adding blocks to the network. Through these contracts, the Company stakes ETH on nodes for the purpose of validating transactions and adding blocks to the Ethereum blockchain network. The Company is able to withdraw staked ETH under contracted staking. In exchange for staking the ETH and validating transactions on blockchain networks, the Company is entitled to block rewards and transaction fees for successfully validating or adding a block to the blockchain. These rewards are received by the Company directly from the Ethereum network and are calculated approximately based on the proportion of the Company’s stake to the total ETH staked by all validators.

For the liquid staking business, the Company stakes ETH in exchange for receipt tokens, which could be redeemed to ETH or can be traded or collateralized elsewhere, at any time. In the first quarter of 2024, we ceased our liquid staking activities with Liquid Collective protocol and reclaimed all our staked Ethereum. In July 2025, we resumed liquid staking through the Liquid Collective protocol with 5,120 ETH. Subsequently, we ceased our liquid staking activities with Liquid Collective protocol in October 2025. In April 2026, the Company liquid staked 73,235 ETH and received 66,192 LsETH, a portion of which was subsequently pledged as collateral under certain borrowing arrangements during the period.

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

For the three months ended September 30, 2026, the Company earned 474.0 ETH through native staking and recognized native staking revenue of $1.0 million.

For the three months ended September 30, 2025, we earned 644.3 ETH and 52.9 ETH in native staking and liquid staking, respectively. For the three months ended September 30, 2025, we recognized revenues of $2.6 million and $0.2 million from native staking and liquid staking, respectively.

Our revenues from ETH native staking decreased by $1.6 million, or 61.2% to $1.0 million for the three months ended September 30, 2026 from $2.6 million for the three months ended September 30, 2025. The decrease was primarily due to a decrease of 170.3 ETH earned from staking services and lower average price of ETH for the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

Our revenues from ETH liquid staking decreased by $0.2 million, or 100%, to $nil for the three months ended September 30, 2026 from $0.2 million for the three months ended September 30, 2025. The decrease was primarily attributable to the accounting treatment of liquid-staked ETH, under which increases in the value of LsETH arising from staking activities are not recognized as revenue during the period.

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

The Company’s cost of revenue consists primarily of direct production costs associated with its core operations, excluding depreciation and amortization, which are separately stated in the Company’s condensed consolidated statements of operations. Specifically, these costs consist of:

i.	cloud services operations - electricity costs, datacenter lease expense, GPU servers lease expense, third-party customer support fees and other relevant costs

ii.	colocation services - electricity costs, lease costs, data center employees’ wage expenses, and other relevant costs

iii.	mining operations - electricity costs, profit-sharing fees and other relevant costs

iv.	ETH staking business - service fee and reward-sharing fees to the service providers.

Cost of revenue - cloud services

For the three months ended September 30, 2026 and 2025, the cost of revenue from cloud services was comprised of the following:

	For the Three Months Ended September 30,
	2026	2025

Electricity costs	$823	$631
Datacenter lease expenses	1,883	1,381
GPU servers lease expenses	2,861	3,454
Third-party customer support fees	1,219	-
Other costs	1,121	849
Total	$7,907	$6,315

Electricity costs. These expenses were incurred by the data centers for the HPC equipment and were closely correlated with the number of deployed GPU servers.

For the three months ended September 30, 2026, electricity costs increased by $0.2 million, or 30.4%, compared to the electricity costs incurred for the three months ended September 30, 2025. The increase primarily resulted from an increase in the number of newer-generation GPU servers deployed in the current year, which consume more energy than the models deployed in 2025.

Datacenter lease expenses. We entered into data center lease agreements for fixed monthly recurring costs.

For the three months ended September 30, 2026, data center lease expenses increased $0.5 million, or 36.4%, compared to the three months ended September 30, 2025, primarily due to the new leases that commenced in 2026.

GPU servers lease expenses. We entered into a GPU servers lease agreement to support our cloud services. The lease payment depends on the usage of the GPU servers.

For the three months ended September 30, 2026, GPU server lease expenses decreased by $0.6 million, or 17.2%, compared to the GPU servers lease expenses incurred for the three months ended September 30, 2025. The decrease primarily resulted from a lower GPU server leasing rate on the newly onboarded customers, partially offset by an additional payment due to a leasing partner in connection with a termination agreement with a customer.

Third-party customer support fees. We engaged a third party to provide customer support services.

For the three months ended September 30, 2026, third-party customer support fees were $1.2 million.

Cost of revenue - Colocation Services

In the fourth quarter of 2024, we acquired Enovum which provides colocation services. For the three months ended September 30, 2026 and 2025, the cost of revenue from colocation services was comprised of the following:

	For the Three Months Ended September 30,
	2026	2025

Electricity costs	$709	$289
Lease expenses	357	166
Wage expenses	359	92
Other costs	1,013	128
Total	$2,438	$675

Electricity costs. These expenses were closely correlated with the number of deployed servers hosted by the data center.

For the three months ended September 30, 2026, electricity costs increased by $0.4 million, or 145.3%, compared to the electricity costs incurred for the three months ended September 30, 2025, Since March 31, 2025, the Company has expanded its data center footprint, including the MTL-3 facility. The increase in electricity costs is primarily attributable to the MTL-3 facility, which was operational during the period ended September 30, 2026, but not operational during the period ended September 30, 2025. Additionally, the increase in the electricity cost was driven in part by the commencement of limited operations at our NC-1 facility on September 23, 2026.

Lease expenses. These expenses were incurred by the data center for lease agreement for a fixed monthly recurring cost.

For the three months ended September 30, 2026, datacenter lease expenses increased by $0.2 million, or 115.1%, compared to the datacenter lease expenses incurred for the three months ended September 30, 2025. This is primarily attributed to expense for MTL-3 data center, which was recorded as general and administrative expense in the third quarter of 2025 as the data center was not yet operational.

Wage expenses. These expenses represent the salaries and benefits of data center employees involved in the operation of our facilities.

For the three months ended September 30, 2026, wage expenses increased by $0.3 million, or 290.2%, compared to the wage expenses incurred for three months ended September 30, 2025. The increase was primarily attributable to additional employees hired following the IPO and the operations of the MTL-3 site as well as the commencement of limited operations at our NC-1 facility.

Cost of revenue - digital asset mining

For the three months ended September 30, 2026 and 2025, the cost of revenue from digital asset mining was comprised of the following:

	For the Three Months Ended September 30,
	2026	2025

Electricity costs	$1,126	$3,626
Profit-sharing fees	128	993
Other costs	220	414
Total	$1,474	$5,033

Electricity costs. These expenses were incurred by mining facilities for the miners in operation and were closely correlated with the number of deployed miners.

For the three months ended September 30, 2026, electricity costs decreased by $2.5 million, or 68.9%, compared to the electricity costs incurred for the three months ended September 30, 2025. The decrease primarily resulted from a decrease in the number of deployed miners.

Profit-sharing fees. We enter into hosting agreements with certain mining facilities, which included performance fees calculated as a fixed percentage of net profit generated by the miners. We refer to these fees as profit-sharing fees.

For the three months ended September 30, 2026, profit-sharing fees decreased by $0.9 million, or 87.1%, compared to profit-sharing fees incurred in the three months ended September 30, 2025. The decrease in profit-sharing fees was primarily due to lower bitcoin production and lower average BTC price in the third quarter of 2026, compared to the same period in 2025.

Cost of revenue - ETH staking

For the three months ended September 30, 2026, cost of revenue from ETH staking business decreased by $42 thousand, or 37.2%, compared to the cost of revenue incurred for the three months ended September 30, 2025. The decrease was primarily driven by a decreased number of staked ETH from 99,936 ETH in the three months ended September 30, 2025 to 74,235 ETH in the three months ended September 30, 2026.

Depreciation and amortization expenses

For the three months ended September 30, 2026 and 2025, depreciation and amortization expenses were $11.1 million and $9.6 million, respectively, based on an estimated useful life of property, plant, and equipment and intangible assets. The increase in depreciation and amortization expenses is attributable to additional assets placed in service since September 30, 2025, specifically cloud equipment, resulting in higher expense being recognized.

General and administrative expenses

For the three months ended September 30, 2026, our general and administrative expenses, totaling $25.5 million, were primarily comprised of professional and consulting expenses of $6.2 million (including $1.1 million of share-based compensation), share-based compensation expenses for employees of $5.0 million, salary and bonus expenses of $3.8 million, marketing expenses of $2.8 million, travel expenses of $0.3 million, directors and officers insurance expenses of $0.4 million, other expenses of $6.6 million and transportation costs of $0.3 million.

For the three months ended September 30, 2025, our general and administrative expenses, totaling $33.1 million, were primarily comprised of professional and consulting expenses of $11.1 million, shared-based compensation expenses of $10.9 million, salary and bonus expenses of $4.9 million, marketing expenses of$1.6 million, travel expenses of $0.2 million, and directors and officers insurance expenses of $0.3 million.

General and administrative expenses for the three months ended September 30, 2026 were lower than those for the three months ended September 30, 2025 by $7.6 million, or 23%. The decrease was primarily attributable to (i) lower share-based compensation expenses of $5.9 million and (ii) $4.9 million reduction in professional and consulting fees, primarily reflecting lower legal and advisory expenses associated with corporate transactions, as costs related to WhiteFiber’s initial public offering and certain litigation matters incurred during the three months ended September 30, 2025 were non-recurring in nature. These decreases were partially offset by a $2.7 million increase in other expenses which relates primarily to a $2.8 million increase in start-up costs that do not meet the criteria for capitalization.

Gains on digital assets

For the three months ended September 30, 2026, a gain on digital assets of $84.0 million was recognized, primarily attributable to the increase in the prices of bitcoin and ETH as of September 30, 2026.

For the three months ended September 30, 2025, a gain of $168.0 million was recognized, primarily attributable to the increase in the prices of bitcoin and ETH as of September 30, 2025.

Gains on digital intangible assets

For the three months ended September 30, 2026 and 2025, gains on digital intangible assets was $5.4 million and $nil, respectively, primarily due to the transfer of LsETH to lending counterparties under collateral arrangements, which resulted in the derecognition of the LsETH and recognition of digital asset collateral receivables. For further details, refer to Note 6. Digital Asset Collateral Receivable.

Impairment on digital intangible assets

For the three months ended September 30, 2026 and 2025, impairment on digital intangible assets was $3.2 million and $1.8 million, respectively, on its LsETH holdings, primarily due to the carrying amount of LsETH exceeding its fair value.

Change in fair value of derivative liability

Change in fair value of derivative liability during the three months ended September 30, 2026 and 2025 were $10.7 million and $nil, respectively, related to the conversion feature of the 2030 Convertible Notes which was originally accounted for separately as a derivative liability.

Interest expense

For the three months ended September 30,2026 and 2025, interest expense was $10.4 million and $nil, respectively. The increase in interest expense was primarily attributable to borrowings under the Company’s 2030 Convertible Notes, 2031 Convertible Notes, 2032 Convertible Notes, collateralized borrowing from Galaxy, B. Riley Facility, Iceland Facility and Syndicated RBC Credit Facility Agreement.

Induced conversion expense

For the three months ended September 30, 2026, we recorded induced conversion expense of $80.8 million, compared to $nil for the three months ended September 30, 2025. In August 2026, we settled $198.15 million aggregate principal amount of the 2031 Notes in privately negotiated transactions in exchange for $118.0 million of cash, excluding accrued interest, and 6,271,534 ordinary shares with a fair value of $169.8 million. The expense represents the excess of the fair value of the consideration transferred over the fair value of the consideration issuable under the original conversion terms. Refer to Note 12. Debt, for more information.

Other income, net

For the three months ended September 30, 2026, other income totaling $17.4 million, was primarily comprised of unrealized gains on digital assets held in the fund of $17.1 million, other miscellaneous income of $0.5 million, interest income of $0.4 million and partially offset by unrealized losses on foreign currency exchange of $0.2 million and non-income foreign tax expense of $0.4 million.

For the three months ended September 30, 2025, our other income, totaling $6.2 million, was primarily comprised of unrealized gains on digital assets held in the fund of $7.1 million, interest income of $0.1million, other miscellaneous income of $0.1 million and partially offset by unrealized losses on foreign currency exchange of $0.9 million and non-income municipal expense of $0.3 million.

Other income for the three months ended September 30, 2026 increased by $11.2 million or 183.2% compared to the corresponding period in 2025. The increase was primarily attributable to higher unrealized gains on digital assets held in the fund of $10.0 million, an increase in interest income of $0.3 million, a decrease in non-income municipal expenses of $0.3 million, and a decrease in unrealized foreign exchange losses of $0.7 million.

Income tax provisions

Provision for income taxes consists of federal, state and foreign income taxes. Our income tax provision for the nine months ended September 30, 2026 is primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates, and the valuation allowance applied to the Company’s deferred tax assets in Canada, Japan, France, Singapore and Hong Kong. We continue to maintain a valuation allowance against the deferred tax assets in Canada, Japan, France, Singapore and Hong Kong as the Company does not expect those deferred tax assets are “more likely than not” to be realized in the near future, particularly due to the uncertainty on macroeconomy, politics and profitability of the business.

Our income tax provision was $1.3 million and $0.7 million for the three months ended September 30, 2026 and 2025 respectively. The higher income tax provision during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was primarily due to geographic mix earning impacts, fair value measurement of digital assets and Net CFC Tested Income or NCTI (a.k.a GILTI) impact. Also, in both periods presented, we were not able to benefit from current year foreign loss before taxes due to foreign valuation allowance from certain foreign operations.

Net income and earnings per share

For the three months ended September 30, 2026, our net income was $0.6 million, representing a change of $146.1 million from a net income of $146.7 million for the three months ended September 30, 2025.

Basic and diluted earnings per share was $0.08 and $0.08 for the three months ended September 30, 2026, respectively. Basic and diluted earnings per share was $0.48 and $0.47 for the three months ended September 30, 2025, respectively.

Basic and diluted weighted average number of shares was 360,441,011 and 362,466,070 for the three months ended September 30, 2026, respectively. Basic and diluted weighted average number of shares was 317,296,789 and 318,896,222 for the three months ended September 30, 2025, respectively.

The following table summarizes the results of our operations during the nine months ended September 30, 2026 and 2025, respectively, and provides information regarding the dollar increase or (decrease) during the period.

	For the Nine Months Ended September 30,		Variance in
	2026	2025	Amount

Revenues
Digital asset mining	$8,098	$21,825	$(13,727)
Cloud services	58,679	49,470	9,209
Colocation services	15,117	5,060	10,057
ETH staking	4,228	3,795	433
Other	984	1,073	(89)
Total revenues	87,106	81,223	5,883

Operating costs and expenses
Cost of revenue (exclusive of depreciation shown below)
Digital asset mining	(6,486)	(17,232)	10,746
Cloud services	(24,649)	(18,794)	(5,855)
Colocation services	(6,137)	(1,875)	(4,262)
ETH staking	(234)	(175)	(59)
Depreciation and amortization expenses	(31,191)	(25,102)	(6,089)
Impairment of capitalized software assets	(5,006)	-	(5,006)
General and administrative expenses	(75,673)	(61,032)	(14,641)
(Losses) gains on digital assets	(65,871)	145,990	(211,861)
Gains on digital intangible assets	16,705	-	16,705
Impairment on digital intangible assets	(49,254)	(1,836)	(47,418)
Total operating (expenses) income	(247,796)	19,944	(267,740)

(Loss) income from operations	(160,690)	101,167	(261,857)

Net gain (loss) from disposal of property and equipment	1,915	(873)	2,788
Change in fair value of derivative liability	6,021	-	6,021
Interest expense	(23,544)	-	(23,544)
Induced conversion expense	(80,767)	-	(80,767)
Other (expense) income, net	(3,972)	6,554	(10,526)
Total other (expense) income, net	(100,347)	5,681	(106,028)

(Loss) income before income taxes	(261,037)	106,848	(367,885)

Income tax expenses	(306)	(2,961)	2,655
Net (loss) income	$(261,343)	$103,887	$(365,230)

Revenue

We generate revenues from cloud services, colocation services, digital asset mining, and ETH staking businesses. Refer to Note 3. Revenue for further information.

Revenue from cloud services

In the fourth quarter of 2023, we established our cloud-based HPC graphics processing unit services, which we term cloud services, a new business line to provide services to support generative AI workstreams. The Company commenced offering cloud services to customers in January 2024.

Our revenue from cloud services increased by $9.2 million, or 18.6%, to $58.7 million for the nine months ended September 30, 2026 from $49.5 million for the nine months ended September 30, 2025. The increase was primarily due to an increase in deployed GPU servers to existing customers in 2026. The decrease in our monthly GPU service revenue from the termination of our agreement with our Initial Customer was substantially offset by $15.7 million of termination fee revenue recorded, and therefore was not a significant driver of the change in revenue.

Revenue from colocation services

In the fourth quarter of 2024, we acquired Enovum which provides customers with physical space, power, and cooling within data center facilities.

Our revenue from colocation services was $15.1 million and $5.1 million for the nine months ended September 30, 2026 and 2025, respectively. The increase was primarily due to the MTL-3 site becoming fully operational and generating revenues beginning November 2025 and the revenue generated from the NC-1 facility, which contributed $1.1 million of lease income.

Revenue from digital asset mining

We provide computing power to digital asset mining pools, and receive consideration in the form of digital assets, the value of which is determined based on the spot price of Bitcoin at contract inception. By providing computing power to successfully add a block to the blockchain, the Company is entitled to a fractional share of the digital assets award from the mining pool operator, which is based on the proportion of computing power the Company contributed to the mining pool to the total computing power contributed by all mining pool participants in solving the current algorithm.

For the nine months ended September 30, 2026, we received 108.8 bitcoins from the Foundry mining pool. As of September 30, 2026, our active hash rate was at an aggregate of 0.9 EH/s for our bitcoin miners. For the nine months ended September 30, 2026, we recognized revenue of $8.1 million from bitcoin mining services.

For the nine months ended September 30, 2025, we received 216.4 bitcoins from the Foundry mining pool. As of September 30, 2025, our active hash rate was at an aggregate of 1.9 EH/s for our bitcoin miners. For the nine months ended September 30, 2025, we recognized revenue of $21.8 million from bitcoin mining services.

Our revenues from digital asset mining services decreased by $13.7 million, or 62.9%, to $8.1 million for the nine months ended September 30, 2026 from $21.8 million for the nine months ended September 30, 2025. The decrease was primarily due to lower BTC generated from our mining business and lower average BTC price in the third quarter of 2026, compared to the same period in 2025.

Revenue from ETH staking

During the fourth quarter of 2022, we commenced ETH staking business, in both native staking and liquid staking.

For the ETH native staking business, we previously partnered with Blockdaemon, Marsprotocol and MarsLand. Currently, we stake ETH with Figment, using network-based smart contracts, on a node for the purpose of validating transactions and adding blocks to the network. Through these contracts, the Company stakes ETH on nodes for the purpose of validating transactions and adding blocks to the Ethereum blockchain network. The Company is able to withdraw staked ETH under contracted staking. In exchange for staking the ETH and validating transactions on blockchain networks, the Company is entitled to block rewards and transaction fees for successfully validating or adding a block to the blockchain. These rewards are received by the Company directly from the Ethereum network and are calculated approximately based on the proportion of the Company’s stake to the total ETH staked by all validators.

For the liquid staking business, the Company stakes ETH in exchange for receipt tokens, which could be redeemed to ETH or can be traded or collateralized elsewhere, at any time. In the first quarter of 2024, we ceased our liquid staking activities with Liquid Collective protocol and reclaimed all our staked Ethereum. In July 2025, we resumed liquid staking through the Liquid Collective protocol with 5,120 ETH. Subsequently, we ceased our liquid staking activities with Liquid Collective protocol in October 2025. In April 2026, the Company liquid staked 73,235 ETH and received 66,192 LsETH, a portion of which was subsequently pledged as collateral under certain borrowing arrangements during the period.

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

For the nine months ended September 30, 2026, we earned 1,863.2 ETH in native staking and recognized native staking revenues of $4.2 million.

For the nine months ended September 30, 2025, we earned 1,022.1 ETH in native staking and 52.9 ETH in liquid staking, respectively. For the nine months ended September 30, 2025, we recognized revenues of $3.6 million and $0.2 million from native staking and liquid staking, respectively.

Our revenues from ETH native staking increased by $0.6 million, or 18.2%, to $4.2 million for the nine months ended September 30, 2026 from $3.6 million for the nine months ended September 30, 2025. The increase was primarily due to an increase of 841.1 ETH earned from staking services, partially offset by a decrease in the average price of ETH for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

Our revenues from ETH liquid staking decreased by $0.2 million, or 100%, to $nil for the nine months ended September 30, 2026 from $0.2 million for the nine months ended September 30, 2025. The decrease was primarily attributable to the accounting treatment of liquid-staked ETH, under which increases in the value of LsETH arising from staking activities are not recognized as revenue during the period.

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

The Company’s cost of revenue consists primarily of direct production costs associated with its core operations, excluding depreciation and amortization, which are separately stated in the Company’s condensed consolidated statements of operations. Specifically, these costs consist of:

i.	cloud services operations - electricity costs, datacenter lease expense, GPU servers lease expense, third-party customer support fees and other relevant costs

ii.	colocation services - electricity costs, lease costs, data center employees’ wage expenses, and other relevant costs

iii.	mining operations - electricity costs, profit-sharing fees and other relevant costs

iv.	ETH staking business - service fee and reward-sharing fees to the service providers.

Cost of revenue - cloud services

For the nine months ended September 30, 2026 and 2025, the cost of revenue from cloud services was comprised of the following:

	For the Nine Months Ended September 30,
	2026	2025

Electricity costs	$2,467	$1,803
Datacenter lease expenses	4,857	4,020
GPU servers lease expenses	12,177	10,951
Third-party customer support fees	2,617	-
Other costs	2,531	2,020
Total	$24,649	$18,794

Electricity costs. These expenses were incurred by the data centers for the HPC equipment and were closely correlated with the number of deployed GPU servers.

For the nine months ended September 30, 2026, electricity costs increased by $0.7 million, or 36.8%, compared to the electricity costs incurred for the nine months ended September 30, 2025. The increase primarily resulted from an increase in the number of deployed GPU servers.

Datacenter lease expenses. We entered into data center lease agreements for fixed monthly recurring costs.

For the nine months ended September 30, 2026, data center lease expenses increased by $0.8 million, or 20.8%, compared to the nine months ended September 30, 2025, primarily due to new leases that commenced in 2026.

GPU servers lease expenses. We entered into a GPU servers lease agreement to support our cloud services. The lease payment depends on the usage of the GPU servers.

For the nine months ended September 30, 2026, GPU servers lease expenses increased by $1.2 million, or 11.2%, compared to the GPU server lease expense incurred for the nine months ended September 30, 2025. The increase primarily resulted from a one time amount due upon finalizing a termination agreement with a customer, partially offset by a lower GPU server leasing rate on the newly onboarded customers.

Third-party customer support fees. We engaged a third party to provide customer support services.

For the nine months ended September 30, 2026, third-party customer support fees were $2.6 million.

Cost of revenue - Colocation Services

In the fourth quarter of 2024, we acquired Enovum which provides colocation services. For the nine months ended September 30, 2026 and 2025, the cost of revenue from colocation services was comprised of the following:

	For the Nine Months Ended September 30,
	2026	2025

Electricity costs	$2,298	$782
Lease expenses	894	473
Wage expenses	817	262
Other costs	2,128	358
Total	$6,137	$1,875

Electricity costs. These expenses were closely correlated with the number of deployed servers hosted by the data center.

For the nine months ended September 30, 2026, electricity costs increased by $1.5 million, or 193.9%, compared to the electricity costs incurred for the nine months ended September 30, 2025. Since March 31, 2025, the Company has expanded its data center footprint, including the MTL-3 facility. The increase in electricity costs is primarily attributable to the MTL-3 facility, which was operational during the period ended September 30, 2026 but not operational during the period ended September 30, 2025. Additionally, the increase in the electricity cost was driven in part by the commencement of limited operations at our NC-1 facility on September 23, 2026.

Lease expenses. These expenses were incurred by the data center for lease agreement for a fixed monthly recurring cost.

For the nine months ended September 30, 2026, data center lease expenses increased by $0.4 million, or 89.0%, compared to the data center lease expenses incurred for the nine months ended September 30, 2025. This is primarily attributed to expense for the MTL-3 data center, which was recorded as general and administrative expense until the fourth quarter of 2025 as the data center was not yet operational.

Wage expenses. These expenses represent the salaries and benefits of data center employees involved in the operation of our facilities.

For the nine months ended September 30, 2026, wage expenses increased by $0.6 million, or 211.8%, compared to the nine months ended September 30, 2025. The increase was primarily attributable to the operations of MTL-3 site and the limited commencement of operations at our NC-1 facility.

Cost of revenue - digital asset mining

For the nine months ended September 30, 2026 and 2025, the cost of revenue from digital asset mining was comprised of the following:

	For the Nine Months Ended September 30,
	2026	2025

Electricity costs	$4,471	$12,193
Profit-sharing fees	1,167	3,235
Other costs	848	1,804
Total	$6,486	$17,232

Electricity costs. These expenses were incurred by mining facilities for the miners in operation and were closely correlated with the number of deployed miners.

For the nine months ended September 30, 2026, electricity costs decreased by $7.7 million, or 63.3%, compared to the electricity costs incurred for the nine months ended September 30, 2025. The decrease primarily resulted from a decrease in the number of deployed miners.

Profit-sharing fees. We enter into hosting agreements with certain mining facilities, which included performance fees calculated as a fixed percentage of net profit generated by the miners. We refer to these fees as profit-sharing fees.

For the nine months ended September 30, 2026, profit-sharing fees decreased by $2.1 million, or 63.9%, compared to profit-sharing fees incurred in the nine months ended September 30, 2025. The decrease in profit-sharing fees was primarily due to a lower bitcoin production and lower average BTC price in the third quarter of 2026, compared to the same period in 2025.

Cost of revenue - ETH staking business

For the nine months ended September 30, 2026, cost of revenue from ETH staking business increased by $59 thousand, or 33.7%, compared to the cost of revenue incurred for the nine months ended September 30, 2025. The slight increase was primarily attributable to an increase in staked ETH from 99,936 as of September 30, 2025, to 138,269 as of February 28, 2026, and the staking of an additional 13,492 ETH during the second quarter of 2026. The increase was partially offset by lower costs resulting from the unstaking of 41,952 ETH in March 2026 and 29,888 ETH in July 2026, primarily to facilitate collateralized borrowing arrangements with Galaxy.

Depreciation and amortization expenses

For the nine months ended September 30, 2026 and 2025, depreciation and amortization expenses were $31.2 million and $25.1 million, respectively, based on an estimated useful life of property, plant, and equipment and intangible assets. The increase in depreciation and amortization expenses is attributable to additional assets placed in service, resulting in higher expense being recognized.

Impairment of capitalized software assets

For the nine months ended September 30, 2026 and 2025, impairment of capitalized software assets were $5.0 million and $nil, respectively. In the second quarter of 2026, the Company determined that it would discontinue further investment in, and use of, its internally-developed software platform. As a result of this decision, effective June 4, 2026, the Company recorded an impairment charge of the remaining book value of $5.0 million during the nine months ended September 30, 2026.

General and administrative expenses

For the nine months ended September 30, 2026, our general and administrative expenses, totaling $75.7 million, were primarily comprised of professional and consulting expenses of $17.8 million (including share-based compensation expenses of $3.7 million), shared-based compensation expenses for employees of $21.9 million, salary and bonus expenses of $12.1 million, marketing expenses of $5.5 million, travel expenses of $1.0 million, directors and officers insurance expenses of $1.2 million, other expenses of $14.9 million and transportation expenses of $0.9 million.

For the nine months ended September 30, 2025, our general and administrative expenses, totaling $61.0 million, were primarily comprised of professional and consulting expenses of $23.3 million, shared-based compensation expenses of $18.0 million, salary and bonus expenses of $8.1 million, marketing expenses of$2.6 million, travel expenses of $0.7 million, and directors and officers insurance expenses of $0.8 million.

General and administrative expenses for the nine months ended September 30, 2026 were higher for the nine months ended September 30, 2025, by $14.6 million, or 24.0%. The increase was primarily attributable to (i) higher other expenses of $7.6 million, which included a $3.8 million increase in start-up costs that do not meet the criteria for capitalization and a $2.6 million increase in bad debt expense, (ii) higher share-based compensation expenses of $3.9 million, (iii) higher salaries and bonus expense of $4.0 million due to additional employees hired following the IPO, and (iv) higher marketing expenses of $2.8 million. These increases reflect the Company’s expanded operations and personnel base following the IPO and continued investment in infrastructure and technology development. These increases were partially offset by (i) lower professional and consulting fees of $5.5 million, primarily reflecting lower legal and advisory expenses associated with corporate transactions, as costs related to WhiteFiber’s initial public offering and certain litigation matters incurred during the nine months ended September 30, 2025 were non-recurring in nature.

(Losses) gains on digital assets

For the nine months ended September 30, 2026, a loss of $65.9 million was recognized, primarily attributable to declines in the prices of bitcoin and ETH during the first two quarters of 2026, which were partially offset by price recoveries during the third quarter of 2026.

For the nine months ended September 30, 2025, a gain of $146.0 million was recognized, primarily attributable to the increase in the prices of bitcoin and ETH as of September 30, 2025.

Gains on digital intangible assets

For the nine months ended September 30, 2026 and 2025, gains on digital intangible assets was $16.7 million and $nil, respectively, primarily due to the transfer of LsETH to lending counterparties under collateral arrangements, which resulted in the derecognition of the LsETH and recognition of digital asset collateral receivables. For further details, refer to Note 6. Digital Asset Collateral Receivable.

Impairment on digital intangible assets

For the nine months ended September 30, 2026 and 2025, impairment on digital intangible assets was $49.3 million and $1.8 million, respectively, on its LsETH holdings, primarily due to the carrying amount of LsETH exceeded its fair value.

Net gain (loss) from disposal of property, plant and equipment

For the nine months ended September 30, 2026, the Company sold 1,162 bitcoin miners for a total consideration of $93 thousand. On the date of the transaction, the total original cost and accumulated depreciation of these miners was $1.6 million. The Company recognized a gain of $93 thousand from the sale of miners which was recorded in the amount of “Net gain (loss) from disposal of property and equipment”. The Company received the cash consideration in October 2026.

For the nine months ended September 30, 2026, WhiteFiber sold 126 H200s GPU for a total consideration of approximately $26.1 million. On the date of the transaction, the carrying amount of these GPUs was $24.3 million. The Company recognized a gain of $1.8 million from the sale which was recorded within Net gain (loss) from disposal of property, plant and equipment. As of the date of this Form 10-Q, WhiteFiber has collected the full cash consideration of $26.1 million.

For the nine months ended September 30, 2025, the Company sold 7,900 bitcoin miners for a total consideration of $1,3 million. On the dates of the transaction, the total original cost and accumulated depreciation of these miners were $9.4 million and $7.6 million, respectively. The Company recognized a loss of $0.5 million from the sale of miners which was recorded in the account of “loss from disposal of property, plant and equipment”.

For the nine months ended September 30, 2025, WhiteFiber sold 64 InfiniBand (IB) Switches for a total consideration of $ 1.0 million. On the date of the transaction, the carrying amount of these switches was $1.4 million. The Company recognized a loss of $0.3 million from the sale which was recorded within Net loss from disposal of property, plant and equipment.

Change in fair value of derivative liability

Change in fair value of derivative liability during the nine months ended September 30, 2026 and 2025 were $6.0 million and $nil, respectively, related to the conversion feature of the 2030 Convertible Notes which was originally accounted for separately as a derivative liability.

Interest expense

For the nine months ended September 30, 2026 and 2025, interest expense was $23.5 million and $nil, respectively. The increase in interest expense was primarily attributable to borrowings under the Company’s 2030 Convertible Notes, 2031 Convertible Notes, 2032 Convertible Notes, collateralized borrowing from Galaxy, B. Riley Facility, Iceland Facility and Syndicated RBC Credit Facility Agreement.

Induced conversion expense

For the nine months ended September 30, 2026, we recorded induced conversion expense of $80.8 million, compared to $nil for the nine months ended September 30, 2025. In August 2026, we settled $198.15 million aggregate principal amount of the 2031 Notes in privately negotiated transactions in exchange for $118.0 million of cash, excluding accrued interest, and 6,271,534 ordinary shares with a fair value of $169.8 million. The expense represents the excess of the fair value of the consideration transferred over the fair value of the consideration issuable under the original conversion terms. Refer to Note 12. Debt, for more information.

Other (expense) income, net

For the nine months ended September 30, 2026, our other expense, totaling $4.0 million, was primarily comprised of unrealized losses on digital assets held in the fund of $4.0 million, non-income foreign tax expense of $1.2 million, unrealized losses on foreign currency exchange of $1.0 million and partially offset by the interest income of $1.4 million and other miscellaneous income of $1.0 million.

For the nine months ended September 30, 2025, our other income, totaling $6.6 million, was primarily comprised of unrealized gains on digital assets held in the fund of $6.5 million, interest income of $0.6 million, other miscellaneous income of $0.4 million, and partially offset by non-income state tax expense of $0.3 million and non-income municipal expense of $0.7 million.

For the nine months ended September 30, 2026, we recognized other expense of $4.0 million, compared to other income of $6.6 million for the nine months ended September 30, 2025. The change of $10.6 million was primarily attributable to unfavorable fair value changes in digital assets held in the fund of $10.4 million, higher non-income foreign tax expenses of $1.2 million and unrealized foreign exchange losses of $1.0 million, partially offset by increases in interest income of $0.8 million, non-income municipal expenses of $0.7 million and other miscellaneous income of $0.6 million.

Income tax provisions

Provision for income taxes consists of federal, state and foreign income taxes. Our income tax provision for the nine months ended September 30, 2026 is primarily attributable to the mix of earnings and losses in countries with differing statutory tax rates, and the valuation allowance applied to the Company’s deferred tax assets in Canada, Japan, France, Singapore and Hong Kong. We continue to maintain a valuation allowance against the deferred tax assets in Canada, Japan, France, Singapore and Hong Kong as the Company does not expect those deferred tax assets are “more likely than not” to be realized in the near future, particularly due to the uncertainty on macroeconomy, politics and profitability of the business.

Our income tax provision was $0.3 million and $3.0 million for the nine months ended September 30, 2026 and 2025 respectively. The income tax provision was lower during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily due to higher pretax loss, geographic mix earning impacts, and Net CFC Tested Income or NCTI (a.k.a GILTI) impact. Also, in both periods presented, we were not able to benefit from current year foreign loss before taxes due to foreign valuation allowance from certain foreign operations.

Net (loss) income and (loss) earnings per share

For the nine months ended September 30, 2026, our net loss was $261.3 million, representing a change of $365.2 million from a net income of $103.9 million for the nine months ended September 30, 2025.

Basic and diluted loss per share was $0.65 and $0.65 for the nine months ended September 30, 2026, respectively. Basic and diluted earnings per share was $0.46 and $0.46 for the nine months ended September 30, 2025, respectively.

Basic and diluted weighted average number of shares was 345,582,362 and 345,582,362 for the nine months ended September 30, 2026, respectively. Basic and diluted weighted average number of shares was 235,907,855 and 236,336,822 for the nine months ended September 30, 2025, respectively.

Discussion of Certain Balance Sheet Items

The following table sets forth selected information from our condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025. This information should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q.

	September 30,	December 31,	Variance in
	2026	2025	Amount
ASSETS
Current Assets
Cash and cash equivalents	$143,470	$118,356	$25,114
Restricted cash	9,012	3,857	5,155
Accounts receivable, net	39,794	23,922	15,872
USDC	359	484	(125)
Net investment in lease – current, net	2,644	4,261	(1,617)
Loans receivable	400	400	-
Digital asset collateral receivable	37,103	-	37,103
Other current assets, net	28,606	26,735	1,871
Total Current Assets	261,388	178,015	83,373

Non-Current Assets
Deposits for property, plant, and equipment	158,537	52,838	105,699
Property, plant, and equipment, net	760,232	360,243	399,989
Goodwill	19,474	20,146	(672)
Digital assets	200,534	415,734	(215,200)
Digital intangible assets	98,276	-	98,276
Intangible assets, net	11,872	12,821	(949)
Operating lease right of use assets, net	68,647	12,053	56,594
Finance lease right of use assets, net	-	12,602	(12,602)
Net investment in lease - non-current, net	7,706	9,687	(1,981)
Investment securities	80,664	69,121	11,543
Deferred tax asset	10,263	2,578	7,685
Other non-current assets, net	40,500	28,580	11,920
Total Non-Current Assets	1,456,705	996,403	460,302

Total Assets	$1,718,093	$1,174,418	543,675

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$8,862	$8,875	(13)
Current portion of deferred revenue	54,636	7,997	46,639
Current portion of operating lease liabilities	13,179	5,549	7,630
Current portion of finance lease liabilities	-	12,911	(12,911)
Short-term debt and current portion of long-term debt, net	41,873	-	41,873
Income tax payable	-	1,547	(1,547)
Other payables and accrued liabilities	73,877	56,067	17,810
Total Current Liabilities	192,427	92,946	99,481

Non-Current Liabilities
Non-current portion of deferred revenue	251,398	71,554	179,844
Non-current portion of operating lease liabilities	56,297	5,415	50,882
Long-term debt, net	30,683	-	30,683
Convertible notes payable, net	445,330	110,291	335,039
Derivative liability	13,239	19,260	(6,021)
Deferred tax liabilities	17,698	9,691	8,007
Other long-term liabilities	6,279	-	6,279
Total Non-Current Liabilities	820,924	216,211	604,713

Total Liabilities	$1,013,351	$309,157	704,194

Cash and cash equivalents

Cash and cash equivalents primarily consist of funds deposited with banks, which are highly liquid and are unrestricted to withdrawal or use. The total balance of cash and cash equivalents was $143.5 million and $118.4 million as of September 30, 2026 and December 31, 2025, respectively. The increase in the balance of cash and cash equivalents was a result of net cash of $527.1 million used in investing activities, partially offset by net cash of $163.2 million provided by operating activities and net cash of $393.5 million provided by financing activities.

Restricted cash

Restricted cash primarily represents cash balances that support outstanding letters of credit to third parties related to security deposits and other restricted balances. The increase of $5.2 million was primarily attributable to $4.0 million held in an escrow account, a $0.6 million increase in cash collateral for the letter of credit in Iceland and a $0.5 million deposit held as collateral for a secured corporate credit card. As of September 30, 2026 and December 31, 2025, restricted cash totaled $9.0 million and $3.9 million, respectively.

Accounts receivable, net

Accounts receivable, net consists of amounts due from our customers. The total balance of accounts receivable, net was $39.8 million and $23.9 million as of September 30, 2026 and December 31, 2025, respectively. The increase in the balance of accounts receivable is attributable primarily to $33.8 million relating to prepayment billings that were offset by the settlement of $17.7 million of receivables relating to the timing of collections and write-offs relating to one of our discontinued customers.

Net investment in lease, net

Net investment in lease, net represents the present value of the lease payments not yet received from lessees. The current and non-current balance of net investment in lease was $2.6 million and $7.7 million, respectively as of September 30, 2026 due to sales-type lease agreements as a lessor for its cloud service equipment.  The current and non-current balance of net investment in lease was $4.3 million and $9.7 million, respectively as of December 31, 2025. The decrease in the balance of net investment in lease was a result of the termination of a sales-type leases totaling $1.4 million and $3.2 million of lease payments collected from equipment leasing customers, partially offset by $1.0 million in interest income earned.

Other current assets, net

Other current assets, net were $28.6 million and $26.7 million as of September 30, 2026 and December 31, 2025, respectively. The increase in the balance of other current assets was mainly attributable to an increase in receivable from third parties of $4.3 million and an increase of $2.6 million in funds held in escrow and prepaid income tax of $1.0 million, partially offset by a decrease in prepayment to third parties of $2.7 million, and a decrease in deposits made to our service provider of $2.8 million.

Digital assets

Digital assets primarily consist of BTC and ETH. For the nine months ended September 30, 2026, we earned digital assets from mining services and ETH staking services. We exchanged BTC into ETH or USDC, exchanged BTC and ETH into cash, or used BTC and ETH to pay certain operating costs and other expenses. Digital assets held are accounted for as intangible assets measured at fair value, with changes in fair value recorded in net income in each reporting period.

As compared with the balance as of December 31, 2025, the balance of digital assets as of September 30, 2026 decreased by $215.2 million, which was primarily attributable to the generation of bitcoins of $8.1 million from our mining business, generation of ETH of $4.2 million from our native staking business, exchange of $20.0 million cash into ETH, partially offset by the change in fair value of $65.8 million, exchange of bitcoins of $6.1 million into cash, exchange of BTC into USDC of $1.4 million, exchange of ETH into cash of $5.9 million, exchange of ETH into LsETH of $167.9 million and payment of BTC for service charges from mining facilities of $0.4 million.

Digital intangible assets

Digital intangible assets were $98.3 million as of September 30, 2026, compared with $nil as of December 31, 2025. The increase was primarily attributable to the Company’s liquid staking of 73,235 ETH during the nine months ended September 30, 2026, through which it received 66,192 LsETH. A portion of the LsETH holdings was subsequently pledged as collateral for borrowings. Refer to Note 5. Digital Assets Holdings and Note 6. Digital Asset Collateral Receivable, for additional information.

Deposits for property, plant, and equipment

The deposits for property, plant, and equipment consists of advance payments for property, plant, and equipment. The balance is derecognized once the control of the property, plant, and equipment is transferred to and obtained by us.

Compared with December 31, 2025, the balance as of September 30, 2026 increased $105.7 million, mainly due to prepayment of $185.9 million for property, plant and equipment, offset by the reclassification of $80.2 million to property and equipment.

Property, plant, and equipment, net

Property, plant, and equipment primarily consist of service equipment used in our Cloud services and Colocation businesses, digital asset businesses, internally developed software used in our Cloud services business, and construction in progress (“CIP”) representing assets received but not yet put into service in our Cloud services and Colocation businesses.

As of September 30, 2026, we had 20,192 bitcoin miners with net book value of $13.4 million. As of December 31, 2025, we had 21,354 bitcoin miners with net book value of $23.4 million. Compared with December 31, 2025, the decrease in the net book value of our bitcoin miners from $23.4 million as of December 31, 2025 to $13.4 million as of September 30, 2026 was primarily attributable to depreciation expense recognized during the nine months ended September 30, 2026, as well as the disposal of bitcoin miners sold during the third quarter of 2026.

As of September 30, 2026, the Cloud service equipment had a net book value, including CIP, of $105.9 million. As of December 31, 2025, the Cloud service equipment and internally developed software had a net book value, including CIP, of $124.0 million. Compared with December 31, 2025, the balance as of September 30, 2026 decreased by $18.1 million, mainly due to the sale of H200 servers with a carrying value of $23.8 million as well as the one-time write-off due to the discontinuation of the internally developed software operations in the amount of $5.0 million.

As of September 30, 2026, the Colocation service equipment had a net book value, including CIP, of $640.8 million. As of December 31, 2025, the Colocation service equipment had a net book value, including CIP, of $212.6 million. Compared with December 31, 2025, the balance as of September 30, 2026 increased by $428.2 million, mainly due to $409.3 million of development costs for the construction of NC-1 facility, $1.1 million of development costs for the MTL-2 facility, $18.2 million for the acquisition of the MTL-3 property as well as infrastructure, CIP and building improvement costs incurred of $4.7 million for MTL-3 in Saint-Jerome and of $2.2 million for MTL-1 in Montreal, in part, by an increase in accumulated depreciation of $3.3 million as well as a foreign-exchange impact of $4 million.

Operating and finance lease right-of-use assets and lease liabilities

As of September 30, 2026, our operating and finance right-of-use assets and lease liabilities were $68.6 million and $69.5 million, respectively. As of December 31, 2025, the Company’s operating and finance right-of-use assets and lease liabilities were $24.7 million and $23.9 million, respectively.

The increase in right-of-use assets of $43.9 million was due to the addition of $63.3 million for operating leases, partially offset by amortization of the right-of-use assets totaling $6.5 million for the nine months ended September 30, 2026 and the reduction of $12.6 million resulting from the Company’s acquisition of the underlying leased assets under its existing finance lease, which was reclassified to property and equipment.

The increase in lease liabilities of $45.6 million was primarily due to the addition of $63.3 million for operating leases and the increase in interest accrued on lease liabilities of $1.6 million, partially offset by the lease payments totaling $19.0 million for the nine months ended September 30, 2026.

Other non-current assets, net

Other non-current assets, net were $40.5 million as of September 30, 2026, compared to $28.6 million as of December 31, 2025, an increase of $11.9 million. The increase was primarily due to a $10.8 million increase in deposits for a new data center colocation agreement, $1.3 million increase in deferred financing costs, and a $0.8 million increase in prepayment to third parties, partially offset by a $1.2 million decrease in deferred contract costs which was reclassified to current.

Investment securities

As of September 30, 2026, our portfolio consists of investments in three funds, a privately held company via a simple agreement for future equity (“SAFE”), four privately held companies, and a publicly traded company over which the Company neither has control nor significant influence. The total balance of investment securities was $80.7 million and $69.1 million as of September 30, 2026, and December 31, 2025, respectively. The $11.6 million increase in the balance of investment securities was primarily attributable to additional investment of $15.8 million, partially offset by an unfavorable fair value adjustment of $4.2 million.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in relation to the Enovum acquisition. As of September 30, 2026 and December 31, 2025, the Company recorded goodwill in the amount of $19.5 million and $20.1 million, respectively, with the change attributable to foreign currency translation adjustments.

Intangible assets, net

Intangible assets pertain to customer relationships acquired in connection with the acquisition of Enovum. Refer to Note 16. Goodwill and Intangible Assets for further information. As of September 30, 2026 and December 31, 2025, the total balance of intangible assets was $11.9 million and $12.8 million, respectively relating to amortization during the period.

Deferred revenue

As of September 30, 2026, the Company’s current and non-current portion of deferred revenue was $54.6 million and $251.4 million, respectively, compared to $8.0 million and $71.6 million, respectively, as of December 31, 2025. The increase in deferred revenue of $226.4 million reflects $229.3 million prepayments from customers for cloud services and data center services to be rendered in the future, partially offset by the recognition of $2.9 million in revenue related to the successful fulfillment of performance obligations from our cloud services and data center services as well as a decrease due to net settlement of receivables and liabilities with a customer upon contract termination.

Other payables and accrued liabilities

Other payables and accrued liabilities were $73.9 million as of September 30, 2026, compared to $56.1 million as of December 31, 2025, an increase of $17.8 million. The increase was primarily due to the increase in payables of $7.6 million which primarily related to the NC-1 facility. The balance also includes approximately $5.5 million increase in deferred share-based compensation liability, accrued liabilities for non-fixed assets of $5.6 million, accrued interest payable of $4.0 million. These increases were partially offset by a decrease in commissions payable of $1.6 million following the write-off relating to the termination agreement of one of our customers, a decrease relating to bonus payable of $2.2 million.

Short-term and long-term debt, net

Short-term and long-term debt, net consists of amounts borrowed under several credit facilities entered into by the Company and its subsidiaries during the nine months ended September 30, 2026, including term loan facilities and collateralized borrowings with Galaxy Digital LLC. Refer to Note 12. Debt, for more information.

As of September 30, 2026 and December 31, 2025, our total short-term and long-term debt, net was $72.6 million and $nil, respectively. The increase was primarily attributable to borrowings under new facilities during the nine months ended September 30, 2026, partially offset by debt issuance costs, discounts and repayments of. Refer to Note 12. Debt, for more information.

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

In January 2026, WhiteFiber issued $230.0 million aggregate principal amount of 4.5% convertible senior notes due 2031 (the “2031 Notes”), and in August 2026, WhiteFiber issued $310.0 million aggregate principal amount of 5.00% convertible senior notes due 2032 (the “2032 Notes”). In August 2026, $198.15 million aggregate principal amount of the 2031 Notes was settled in privately negotiated transactions related to the issuance of the 2032 Notes.

As of September 30, 2026 and December 31, 2025, the net carrying amount of the Company’s convertible note payable was $445.3 million and $110.3 million, respectively. Refer to Note 12. Debt, for more information.

Derivative liability

Derivative liability relates to the conversion feature embedded in the 2030 Notes. Refer to Note 13. Fair Value of Financial Instruments, for more information.

As of September 30, 2026 and December 31, 2025, the Company’s derivative liability was $13.2 million and $19.3 million, respectively. The decrease was primarily attributable to changes in the fair value of the derivative liability during the nine months ended September 30, 2026.

Other long-term liabilities

As of September 30, 2026 and December 31, 2025, the Company’s other long-term liabilities were $6.3 million and $nil, respectively. The increase of $6.3 million was primarily attributable to long-term customer deposits.

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

Reconciliations of Adjusted EBITDA to the most comparable U.S. GAAP financial metric for historical periods are presented in the table below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025

Reconciliation of non-GAAP income (loss) from operations:
Net income (loss)	$600	$146,725	$(261,343)	$103,887
Depreciation and amortization expenses	11,067	9,636	31,191	25,102
Interest expense	10,397	-	23,544	-
Income tax expenses	1,344	698	306	2,961
EBITDA	23,408	157,059	(206,302)	131,950

Adjustments:
Net (gain) loss from disposal of property and equipment	(93)	539	(1,915)	873
Induced conversion expense	80,767	-	80,767	-
Impairment of capitalized software assets	-	-	5,006	-
Share-based compensation expenses	6,182	16,293	25,807	25,803
Changes in fair value of long-term investments	(17,024)	(7,121)	4,204	(6,246)
Change in fair value of derivative liability	(10,736)	-	(6,021)	-
Adjusted EBITDA	$82,504	$166,770	$(98,454)	$152,380

Liquidity and capital resources

As of September 30, 2026, we had working capital of $69.0 million which includes USDC of $0.4 million, as compared with working capital of $85.1 million as of December 31, 2025. Working capital is the difference between the Company’s current assets and current liabilities.

To date, we have financed our operations primarily through cash flows from operations, sales of our equity securities, the issuance of convertible notes and other debt financing arrangements, including collateralized borrowings secured by our ETH holdings. We plan to support our future operations primarily from cash generated from our operations, equity financings and debt, including secured debt which may include preferred and convertible financing on favorable terms.

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

In the third quarter of 2026, the Company sold an aggregate of 6,894,367 ordinary shares in connection with the at-the-market offering. The Company received net proceeds of $11.6 million, net of offering costs.

In June 2025, the Company completed an underwritten public offering of its ordinary shares registered under the Registration Statement. In accordance with the terms of the underwriting agreement entered into with B. Riley Securities, Inc., as representative of the several underwriters, the Company sold 75,000,000 ordinary shares at a price to the underwriters of $1.90 per share. The Company received net proceeds of approximately $141.6 million, after deducting the underwriting discount and offering expenses. On July 1, 2025, the underwriters for this public offering fully exercised their option to purchase an additional 11,250,000 ordinary shares, resulting in additional net proceeds to the Company of $21.3 million, after deducting the underwriting discount and offering expenses.

On July 15, 2025, the Company entered into a registered direct offering with B. Riley Securities, Inc. relating to its ordinary shares. In accordance with the terms of the sales agreement, the Company agreed to issue and sell 22,000,000 ordinary shares having an aggregate purchase price of $62.8 million, net of offering costs. The registered direct offering closed on July 15, 2025. The Company intends to use the net proceeds from the registered direct offering to purchase Ethereum.

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

2030 Convertible notes

On September 29, 2025, the Company entered into an underwriting agreement with certain financial institutions (collectively the “Underwriters”), pursuant to which the Company agreed to sell $135 million aggregate principal amount of its 4.00% Convertible Notes due 2030. Subsequently, the over-allotment option was exercised under which additional $15 million was sold to the Underwriters, making a total of $150 million aggregate principal amount of the Convertible Notes. The Convertible Notes closed on October 2, 2025 and will mature on October 1, 2030, unless earlier converted, redeemed or repurchased in accordance with their terms as stipulated in the Agreement.

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

2031 and 2032 Convertible notes

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

In August 2026, WhiteFiber issued $310.0 million aggregate principal amount of its 5.00% Convertible Senior Notes due 2032 (the “2032 Notes”), consisting of an initial issuance of $270.0 million and an additional $40.0 million issued pursuant to the initial purchasers’ exercise of their over-allotment option. The 2032 Notes mature on September 1, 2032, unless earlier converted, redeemed or repurchased in accordance with their terms.

Concurrently with the pricing of the 2032 Notes offering, WhiteFiber entered into privately negotiated transactions with certain holders of the 2031 Notes to convert or repurchase approximately $198.2 million aggregate principal amount of the outstanding 2031 Notes. The transactions were completed on August 21, 2026, through a combination of cash payments and the issuance of approximately 6.3 million WhiteFiber ordinary shares. In connection with these transactions, WhiteFiber recognized an induced conversion expense of approximately $80.8 million during the three months ended September 30, 2026.

The 2031 Notes bear interest at 4.50% per annum, payable semiannually in arrears on February 1 and August 1, and mature on February 1, 2031. The 2032 Notes bear interest at 5.00% per annum and mature on September 1, 2032. Based on the principal amounts outstanding as of September 30, 2026, the combined annual contractual cash interest obligation is approximately $16.9 million, excluding amortization of debt issuance costs and any additional interest payable under the indentures.

The issuance of the 2032 Notes increased our outstanding indebtedness and provided additional financing to support our capital requirements and planned development activities. The partial conversion and repurchase of the 2031 Notes reduced the outstanding principal of those notes and resulted in the recognition of a significant noncash and cash-related induced conversion expense. The transactions also affect our future interest obligations, liquidity requirements and potential dilution from conversion of the outstanding notes.

As of September 30, 2026, approximately $31.9 million aggregate principal amount of the 2031 Notes and $310.0 million aggregate principal amount of the 2032 Notes remained outstanding.

Iceland facility agreement

WhiteFiber Iceland ehf., a subsidiary of WhiteFiber, entered into a secured term loan facility with Landsbankinn hf. in March 2026, providing up to $20.0 million of available borrowings. The Facility bears interest at a floating rate per annum equal to the sum of (i) three month CME Term SOFR (or any successor benchmark), and (ii) an applicable margin of 4.25% per annum and has an initial two-year term, extendable up to four years. The loan is guaranteed by WhiteFiber, Inc. and WhiteFiber AI, Inc.

The Facility allows for up to two drawdowns (minimum $5 million each), with quarterly principal repayments beginning three months after initial borrowing. On April 24, 2026, WhiteFiber drew down $18.0 million under the Facility. On September 11, 2026, WhiteFiber drew down $2.0 million, which was the remaining commitment available under the Facility. As of September 30, 2026, $17.8 million was outstanding under the Facility, net of $2.25 million of the principal repayments, with an average effective interest rate of 10.35%, which includes an average stated interest rate of 7.94%. The Facility is secured by first-ranking security over (i) 100% of WhiteFiber’s shareholding in WhiteFiber Iceland ehf., (ii) designated assets (including GPU servers, CPU servers, IB switches and equipment accessories) at the date of the agreement, and (iii) material assets acquired thereafter (to be secured within 60 days), in each case until all obligations are fully satisfied.

Royal Bank of Canada Credit Facility

On July 6, 2026, WhiteFiber’s wholly -owned subsidiary, Enovum Data Center Corp., entered into a syndicated credit agreement. The Syndicated Credit Facility Agreement provides for an aggregate of up to approximately CAD $115 million (approximately $80.8 million) to refinance the Amended Credit Agreement and finance its data centers business. The agreement also includes an accordion feature that permits WhiteFiber to increase by up to an additional CAD $25 million (approximately $17.7 million) to refinance the Amended Credit Agreement, subject to the satisfaction of specified conditions. The Syndicated Credit Facility Agreement is a non-revolving facility, and amounts repaid or prepaid may not be reborrowed.

On July 15, 2026, WhiteFiber drew a CORRA loan amount of CAD $36.8 million (approximately $26.2 million) under the Syndicated Credit Facility Agreement.

NC-1 Project Financing Update

On November 9, 2026, WhiteFiber’s subsidiaries entered into the NC-1 Credit Agreement, providing $300.0 million of term loan commitments as described in Note 22, “Subsequent Events.” No loans had been funded as of the date of this report, and funding remains subject to project-readiness, customer-acceptance and other conditions. If funded, proceeds may be used for permitted purposes, subject to the terms and conditions of the NC-1 Credit Agreement. There can be no assurance that funding will occur within the applicable commitment periods or at all.

Collateralized borrowing

On May 20, 2026 and July 30, 2026, the Company drew down $50.0 million and $10.0 million, respectively, under its collateralized borrowing arrangement with Galaxy Digital LLC entered into on March 27, 2026. On September 29, 2026, the Company repaid $30.0 million of the outstanding principal to Galaxy, reducing the outstanding principal balance to $30.0 million as of September 30, 2026.

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

Cash flows

	For the Nine Months Ended September 30,
	2026	2025
Net Cash Provided by (Used in) Operating Activities	$163,239	$(204,865)
Net Cash Used in Investing Activities	(527,051)	(164,061)
Net Cash Provided by Financing Activities	393,464	452,695
Net increase in cash, cash equivalents and restricted cash	29,652	83,769
Effect of exchange rate changes on cash, cash equivalents and restricted cash	617	147
Cash, cash equivalents and restricted cash, beginning of period	122,213	98,934
Cash, cash equivalents and restricted cash, end of period	$152,482	$182,850

Operating Activities

Net cash provided by operating activities was $163.2 million for the nine months ended September 30, 2026, derived mainly from (i) a net loss of $261.3 million for the nine months ended September 30, 2026 adjusted for digital assets mined of $8.1 million from our mining services, depreciation expenses and amortization expense of $31.2 million, impairment of capitalized software assets of $5.0 million, gain from disposal of property, plant and equipment of $1.9 million, gain from net investment in lease of $0.7 million, loss on digital assets of $65.9 million, amortization of discount on debts issued of $6.8 million, share based compensation expenses of $25.8 million, changes in fair value of investment security of $4.2 million, changes in fair value of derivative liability of $6.0 million, current expected credit losses of $2.7 million, digital assets earned from staking of $4.2 million, impairment of digital intangible assets of $49.3 million, gains on digital intangible assets of $16.7 million, induces conversion expense of $80.8 million and (ii) net changes in our operating assets and liabilities, principally comprising of an increase in digital assets and stable coins of $20.2 million, an increase in deferred revenue of $226.5 million, an increase in accounts receivable of $18.6 million, an increase in other payable and accrued liabilities of $6.3 million, an increase in other current assets of $2.3 million, an increase in other non-current assets of $12.0 million, a decrease in right-of-use assets of $6.7 million, a decrease in net investment in lease of $3.6 million, an increase in account payable of $0.5 million, an increase in deferred tax liability of $0.4 million, a decrease in income tax payable of $1.6 million, an increase in other long-term liabilities of $6.3 million and a decrease in lease liability of $5.0 million.

Net cash used in operating activities was $204.9 million for the nine months ended September 30, 2025, derived mainly from (i) a net income of $103.9 million for the nine months ended September 30, 2025 adjusted for digital assets mined of $21.8 million from our mining services, depreciation expenses and amortization expense of $25.1 million, loss from disposal of property, plant and equipment of $0.9 million, gain on digital assets of $146.0 million, share based compensation expenses of $22.4 million, impairment of digital intangible asset of $1.8 million, changes in fair value of investment security of $6.2 million, current expected credit losses of $0.1 million, digital assets earned from staking of $3.8 million and (ii) net changes in our operating assets and liabilities, principally comprising of an increase in digital assets and stable coins of $141.9 million, an increase in digital intangible assets of $19.1 million, decrease in deferred revenue of $23.0 million, an increase in accounts receivable of $12.2 million, a decrease in other payable and accrued liabilities of $0.8 million, a decrease in other current assets of $3.4 million, a decrease in other non-current assets of $3.4 million, a decrease in net investment in lease of $2.3 million, an increase in account payable of $4.2 million, a decrease in operating lease right-of-use assets of $3.9 million, a decrease in lease liability of $3.5 million.

Investing Activities

Net cash used in investing activities was $527.1 million for the nine months ended September 30, 2026, primarily attributable to purchases of and deposits made for property, plant, and equipment of $549.8 million, and investment in equity securities of $15.8 million, partially offset by proceeds from disposal of property, plant and equipment of $26.6 million and proceeds from disposal of digital assets of $11.9 million.

Net cash used in investing activities was $164.1 million for the nine months ended September 30, 2025, primarily attributable to purchases of and deposits made for property, plant, and equipment of $164.0 million, investment in equity securities of $2.0 million, and partially offset by proceeds from disposal of property, plant and equipment of $2.0 million.

Financing Activities

Net cash provided by financing activities was $393.5 million for the nine months ended September 30, 2026, attributable to net proceeds of $50.2 million from at-the-market offering, net proceeds of $522.7 million from convertible debt, net proceeds from issuance of debt from third parties of $124.3 million, partially offset by the purchase of zero-strike call option of $120.0 million, payment of dividends of $0.8 million, repayment of debt of $52.3 million, repayment of convertible notes in a note exchange transaction of $118.0 million and repayment of finance lease liabilities of $12.6 million.

Net cash provided by financing activities was $452.7 million for the nine months ended September 30, 2025, attributable to net proceeds of $58.5 million from the at-the-market offering, net proceeds of $162.6 million from the public offering, net proceeds of $62.8 million from registered direct offering, net proceeds of $147.4 million from changes in ownership interests in subsidiary via IPO, net proceeds of $22.2 million from changes in ownership interests in subsidiary via over-allotment option and offset by the payment of dividends of $0.8 million.

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

Risks Regarding the Price of Ethereum (“ETH”)

The Company’s business is focused on active participation in Ethereum (“ETH”) infrastructure and staking strategies to maximize the amount of ETH we earn and hold. As of September 30, 2026, we held approximately 74,606 ETH, recognized at its fair value of $200.2 million.

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

The following table presents the impact of 10% changes in the price of ETH on our ETH holdings during the applicable period (in thousand):

	For the Three Months Ended September 30, 2026		For the Three Months Ended September 30, 2025
	10% Increase in Price of ETH	10% Decrease in Price of ETH	10% Increase in Price of ETH	10% Decrease in Price of ETH

Increase/ (Decrease) in Net Income	$20,022	$(20,022)	$42,299	$(42,299)

The decreased sensitivity to price changes for the three months ended September 30, 2026, compared with the corresponding periods in 2025, was primarily due to the decrease in our ETH holdings as of September 30, 2026, relative to September 30, 2025.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter-ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Except as set forth herein, there have been no changes since the filing of the Company’s Form 10-K for the year ended December 31, 2025.

Bit Digital USA, Inc v. Blockfusion USA, Inc. – Superior Court of Delaware

On June 3, 2024, the Company filed suit in Delaware Superior Court against Blockfusion USA, Inc. (“Blockfusion”) alleging claims for breach of contract, conversion, and related claims in connection with, among other things, certain deposits and advances paid to Blockfusion, the return of which is owed to Bit Digital. Bit Digital was seeking in excess of $4.3 million. On October 2, 2024, the Company filed an amended complaint that added a claim for unpaid late development fees. On October 22, 2024, Blockfusion denied the Company’s claims and brought reciprocal breach of contract and related counterclaims. Following limited discovery, the Court granted the Company leave to file a Second Amended Complaint, which the Company filed on August 21, 2025, asserting additional tort and equitable claims, including fraud-based claims, and adding Blockfusion’s Chief Executive Officer as an individual defendant. On September 19, 2025, Blockfusion and the individual defendant moved to dismiss the fraud, unjust enrichment, and accounting claims in the Second Amended Complaint and all claims against the individual defendant. The Company filed its opposition to the motion on October 17, 2025, and the Court held a hearing on the motion on January 6, 2026. At the conclusion of the hearing, the Court granted the motion, dismissing those claims; the claims against the individual defendant were dismissed on the ground that the Court lacked personal jurisdiction. The Company’s claims against Blockfusion for breach of contract and breach of the implied covenant of good faith and fair dealing were not subject to the motion and remain pending.

On March 18, 2026, the Company moved to dismiss two of the four counterclaims that Blockfusion reasserted in its February 11, 2026 answer to the Second Amended Complaint. The Court heard argument on that motion on June 12, 2026. On August 14, 2026, the Court granted the motion in part and denied it in part, dismissing Blockfusion’s counterclaim for breach of the implied covenant of good faith and fair dealing and declining to dismiss its counterclaim for breach of an alleged post-termination agreement. Blockfusion’s counterclaims for breach of contract, breach of the alleged post-termination agreement, and declaratory judgment remain pending. On those counterclaims, Blockfusion seeks damages of not less than $158,907 and declaratory relief.

The litigation is ongoing and remains in an active pretrial phase. The parties are engaged in discovery. No trial date has been set. The Company seeks recovery of its original investment, allegedly improper invoice payments, unpaid contractual amounts, and other damages. The aggregate damages sought exceed $5.0 million.

At this time, the Company cannot reasonably estimate a possible loss, range of loss, or expected recovery associated with this litigation.

Bit Digital USA, Inc. v. Alex Martini-Lo Manto, et. al. – New York Supreme Court, New York County, Commercial Division

On March 4, 2026, the Company filed suit against Alex Martini-Lo Manto, CEO of Blockfusion; Blockfusion; Blockfusion Data Centers, Inc. (now known as Blockfusion Digital Infrastructure, Inc.), the entity that would become the publicly traded parent upon completion of the proposed business combination; and Blue Acquisition Corp., the Special Purpose Acquisition Company (“SPAC”) that is party to the proposed business combination, alleging that the defendants had designed the SPAC merger to avoid paying the Company for Blockfusion’s prejudgment liabilities. The suit asserted claims under the New York Uniform Voidable Transactions Act, fraud claims against defendant Martini-Lo Manto, and a successor-liability claim against the proposed post-combination public company.

Upon filing, the Company also moved for a preliminary injunction enjoining the SPAC transaction. On April 15, 2026, the Court denied that motion. The Company appealed that ruling, and the appeal was subsequently resolved as described below.

On April 29, 2026, Blue Acquisition Corp. and the other defendants filed separate motions to dismiss the Company’s claims. The Company filed its opposition on May 13, 2026.

On July 23, 2026, the Court issued a decision granting the motions in part and denying them in part. The Court dismissed the Company’s claims under the New York Uniform Voidable Transactions Act, which were the only claims asserted against Blockfusion and Blue Acquisition Corp., but permitted the Company’s successor-liability claim against the proposed post-combination public company to proceed. With respect to the fraud claims against Mr. Martini-Lo Manto, the Court permitted the claim based on allegedly fraudulent invoices to proceed and dismissed the remaining fraud claims. In August 2026, the Company agreed to stay its successor-liability claim pending the closing of the proposed business combination. The Company has not moved for leave to replead the dismissed claims or appealed their dismissal.

The litigation is ongoing and remains in an active pretrial phase. The parties are engaged in discovery. Under the Court’s scheduling orders, document production is to be substantially completed by January 8, 2027, fact depositions are to be completed by February 17, 2027, and the note of issue is to be filed by March 10, 2027. The remaining fraud claim seeks damages of not less than $576,250.50, plus consequential and punitive damages and interest, and the stayed successor-liability claim seeks a judgment declaring the post-combination public company liable, as successor to Blockfusion, for Blockfusion’s obligations to the Company.

At this time, the Company cannot reasonably estimate a possible loss, range of loss, or expected recovery associated with this litigation.

Bit Digital USA, Inc. v. Alex Martini-Lo Manto, et. al. – New York Supreme Court, Appellate Division, First Department

On April 21, 2026, the Company filed a notice of appeal from the Commercial Division’s denial of the preliminary injunction. The Company also filed a request for interim appellate injunctive relief. On May 22, 2026, the Appellate Division issued an interim order, pending determination of the application by a full panel, directing the defendants to escrow $5.4 million on or before June 1, 2026 and directing the Company to post a $100,000 undertaking. The escrow was not funded. Instead, on June 5, 2026, Blockfusion Data Centers, Inc. (now known as Blockfusion Digital Infrastructure, Inc.), the entity that would become the publicly traded parent upon completion of the proposed business combination, executed a limited guarantee in favor of the Company. Subject to its terms, the guarantee covers payment of the net amount, if any, that Blockfusion is finally determined to owe the Company in the Delaware or New York actions under a final, non-appealable judgment (or a settlement to which the guarantor consents in writing), after giving effect to defenses, counterclaims, and rights of setoff to the extent adjudicated, resolved, or otherwise reflected in that judgment or settlement, and is capped at that amount. The guarantee also provides that, within ten business days after the entry of a trial-court judgment against Blockfusion in either action, or the execution by Blockfusion of a written settlement agreement, in each case whether or not then final, the guarantor will deposit the net amount awarded or agreed to be paid into a mutually agreed escrow account, to be held pending final disposition of the litigation. By its terms, the guarantee will not become effective unless and until the proposed business combination closes, and it will be null and void if the transaction is not consummated. In connection with the guarantee, the Company withdrew its appeal on June 6, 2026, and the interim order is no longer in effect. The proposed business combination has not yet closed. According to Current Reports on Form 8-K filed by Blue Acquisition Corp., the parties to the business combination agreement amended it on September 2, 2026 to provide that either Blue Acquisition Corp. or Blockfusion may, subject to certain exceptions, terminate the agreement if the conditions to closing have not been satisfied or waived by November 30, 2026, and amended it further on September 21, 2026 without changing that date.

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

Please note the following in considering the risk factor in our Annual Report titled “Uncertainty in the global economy and instability within international relations, including changes in governmental policies relating to technology, and any potential downturn in the semiconductor and electronics industries, may negatively impact our business”: In addition, the armed conflict between the U.S. and its allies and Iran has caused a substantial closure of the Strait of Hormuz and further disruption of trade routes in the Red Sea, which has had a significant impact in the Middle East region and on global oil markets. We cannot predict the severity or length of the current conditions impacting international shipping in this region and the continuing disruption of the trade routes in the region of the Red Sea and Strait of Hormuz. Based on the complex relationship between countries involved in our supply chain, disruptions in shipping and the impact on energy prices could have a material and adverse impact on our financial condition, results of operations, and future performance.

Increased scrutiny of data center development and changes in governmental or utility policies could delay or restrict our expansion, limit power availability and increase our costs.

Our ability to develop, retrofit, expand and operate our data centers depends on obtaining and maintaining governmental and utility approvals and securing sufficient power and related infrastructure on commercially acceptable terms. Concerns about electricity affordability, grid reliability, water consumption, noise, emissions and land use could lead federal, state, provincial and local authorities, regulators and utilities in the United States and Canada to impose additional requirements or restrictions on data centers and the infrastructure needed to serve them. Changes in political leadership or governmental priorities could intensify this scrutiny or result in changes in applicable laws, policies, regulatory interpretation or enforcement.

These developments could delay or prevent permitting, interconnection or approval of generation, transmission, distribution or other utility infrastructure, limit additional power allocations, impose development moratoria or require data center customers to bear a greater share of infrastructure costs. Such requirements or restrictions could affect retrofits, expansions and subsequent development phases, including at sites we have acquired, projects for which we have incurred substantial expenditures or facilities for which we have obtained initial approvals. Our planned expansion at NC-1 and development of our recently acquired Yadkinville properties in North Carolina depend in part on additional power availability and related infrastructure. Existing power arrangements, site approvals or the commencement of operations at a facility do not assure that additional capacity will be available for future phases on the terms or schedules we anticipate.

Approval or power availability delays and additional requirements could require project redesigns, mitigation measures or further capital contributions, postpone revenue generation, increase construction and financing costs and impair our ability to meet customer commitments. Although certain electricity and operating costs may be passed through to customers under our agreements, we may be unable to recover all additional development, infrastructure or other costs, recover our investment or achieve expected returns. Any of these outcomes could materially adversely affect our business, financial condition, results of operations, cash flows and growth prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None. Previously reported on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

10b5-1 Trading Arrangements

During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Amendment to Amanda Cassatt Director Agreement

On November 9, 2026, the Company entered into an Amendment to Director Agreement dated December 10, 2025 with Amanda Cassatt. The Directorship Term was extended to the earlier of (a) one year from November 9, 2026, subject to re-election by a majority of the Company’s shareholders; (b) death of the director; (c) termination by mutual agreement; or (d) resignation due to conflicts with the director’s current affiliation with Serotonin. A copy of the amendment is attached hereto as Exhibit 10.1.

Item 6. Exhibits.

(a) Exhibits.

Exhibit No.	Document Description

3.1	Certificate of Incorporation, as amended(1)

3.2	Amended and Restated Memorandum of Association(2)

3.3	Amended and Restated Articles of Association adopted July 29, 2026(3)

10.1	Amendment to Director Agreement with Amanda Cassatt ***

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

31.2	Certification of PFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

32.2	Certification of PFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).**

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.**

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.**

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.**

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).**

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

***	Filed with the Report.

+	Certain of the schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5).

The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

1.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form F-1 registration statement filed on March 10, 2021

2.	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 6-K, filed on June 30, 2022

3.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on July 30, 2026

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bit Digital, Inc.

Date: November 12, 2026	By:	/s/ Sam Tabar
Sam Tabar
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2026	By:	/s/ Erke Huang
Erke Huang
(Chief Financial Officer)
(Principal Accounting Officer)

Date: November 12, 2026	By:	/s/ Bryan Ng
Bryan Ng
(Principal Financial Officer)